Form 10-K
period 1996-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 1996-12-30
CIK 1019361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                        Commission file number: 000-21377

                          Rofin-Sinar Technologies Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                          38-3306461
    -------------------------------                          -------------------
    (State of other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)



     45701 Mast Street, Plymouth, MI                               48170
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (313) 455-5400

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

                          Common Stock, $.01 par value

          Rights Associated with Common Stock, par value $.01 per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  X   NO
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the Nasdaq National Market on December 20, 1996) was approximately $143,187,500.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

11,510,500 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 20, 1996.

                       Documents Incorporated by Reference
                       -----------------------------------

Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to be held in March 1997 are incorporated by reference herein at Part III, Items 10 - 13.

                                TABLE OF CONTENTS


            Item                                                            Page
            ----                                                            ----

PART I.     1.  Business

            2.  Properties

            3.  Legal Proceedings

            4.  Submission of Matters to a Vote of Security Holders

PART II.    5.  Market for Registrant's Common
                Equity and Related Stockholder Matters

            6.  Selected Financial Data

            7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations

            8.  Consolidated Financial Statements and Supplementary Data

            9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.   10. Directors and Executive Officers of the Registrant

            11. Executive Compensation

            12. Security Ownership of Certain
                Beneficial Owners and Management

            13. Certain Relationships and Related Transactions

PART IV.    14. Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K



SIGNATURES

                                     PART I


Special Note Regarding Forward-Looking Statements

         Certain  statements  in this  Annual  Report  on Form  10-K  constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements.

Item 1.  Business

Company Overview

         On September 30, 1996, Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or the "Company") consummated an initial public offering of its common stock ("IPO"). Prior to the IPO, the common stock of Rofin-Sinar, a newly formed holding company, Rofin Sinar Inc. ("RSI") and Rofin Sinar Laser GmbH ("RSL") were each owned directly or indirectly by Siemens AG ("Siemens"). RSL includes the consolidated accounts of its 99.97% owned subsidiary, Rofin-Sinar France S.A.; its 90.65% (83.5% in 1994) owned subsidiary Rofin-Sinar Italiana S.r.l.; and its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation). Concurrent with the IPO, the stock of RSI and RSL (together, the "Rofin-Sinar Group"), including all business operations, assets and liabilities, were sold to the Company in a reorganization. Approximately $82 million of the gross proceeds ($77.1 million of the net proceeds) from the IPO were used to purchase such stock of Rofin-Sinar Group from Siemens AG and its subsidiaries and to repay certain indebtedness to Siemens AG.

         Rofin-Sinar  designs,  develops,  engineers,  manufactures  and markets laser products for cutting, welding and marking a wide range of industrial materials. Lasers are a non-contact technology for material processing which have several advantages that are desirable in industrial applications. The Company believes it has a worldwide market share (based on sales volume) of approximately 20% for laser products used for cutting and welding applications and that it is among the largest suppliers of laser products used for marking applications in Europe and the Asia/Pacific region (other than Japan). Over 80% of the Company's sales in fiscal 1996 were made to existing customers. The Company has sold more than 4,000 laser sources since 1975 and currently has over 1,500 active customers (including multinational companies with multiple facilities purchasing from the Company). During the 1996 fiscal year, approximately 72% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 28% were from sales and servicing of laser products for marking applications.

         Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser solutions to three principal target markets for material processing lasers: the Machine Tool, Automotive and Semiconductor & Electronics industries. The Company sells directly to industrial end-users, to OEMs (principally in the Machine Tool industry) who integrate Rofin-Sinar's laser sources with other system components and to distributors. Many of Rofin-Sinar's customers are among the largest global participants in their respective industries. During fiscal 1996, 34% of the Company's sales were in North America, 52% were in Germany and the remainder were in certain other European Countries and in the Asia/Pacific region. See Note 11 to the consolidated financial statements.

The Company's Laser Products

         The Company currently offers a comprehensive range of state-of-the-art laser products and related services for three principal material processing applications: (1) cutting; (2) welding; and (3) marking. Rather than offering standardized laser systems, the Company works directly with the customer to develop and customize the optimal solution for the customer's manufacturing requirements. In developing its laser solutions, the Company offers customers its expertise in: (i) product development and manufacturing (i.e., state-of-the-art product development and manufacturing services based on over 20 years of laser technology experience and applications know-how); (ii) application and process development (i.e., developing new laser-based applications for manufacturing customers and assisting them in successfully integrating lasers into their production processes); (iii) system engineering (i.e., advising customers on machine design, including tooling, automation and controls, for customers in need of "turnkey" solutions); and (iv) extensive after-sales support of its laser products (including technical support, field service, maintenance and training programs and rapid spare parts delivery).

         The following table sets forth the Company's net sales of laser products used for cutting and welding applications and of laser products used for marking applications in fiscal 1996:

         Product Category*                      Fiscal 1996
         -----------------                      -----------
                                               (in thousands)
         Lasers for cutting and welding....      $ 83,884
         Laser marking products............        32,019
                                                 --------
                                                 $115,903


         -------------
         * For each product category, net sales includes sales of services (including training, maintenance and repair) and spare parts.

         The Company from time to time reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business.

Laser Products for Cutting and Welding

         The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator mirrors and cooling mechanism), a power supply and microcontroller (for control and monitoring). For a more detailed discussion of the components of a laser source, see "-- Laser Technology." Products are offered in different configurations and utilizing different design principles according to the desired application. The Company's engineers and other technical experts work directly with the customer in the Company's applications centers to develop and customize the optimal solution for the customer's manufacturing requirements.

         The Company's family of CO2 laser products for cutting and welding and their principal markets and applications are as discussed below.

                                                              Mode of
Laser Series                   Power Range                   Excitation
------------                   -----------                   ----------
RS DC Slab Series              1.5 kW-2.5 kW               High Frequency
RS HF Series                   4 kW-6 kW                   High Frequency
RS SM Series                   700W-2 kW                   Direct current


         Rofin-Sinar introduced its diffusion-cooled RS DC Slab Series laser in mid-1995 and has manufactured over 80 units since that date. The Company believes that it is the only laser manufacturer of diffusion-cooled slab-based lasers in the high-power range. In this laser design, a high frequency (HF) excited gas discharge occurs between two water-cooled electrodes which have a large surface area that permits maximum heat dissipation. The core diffusion-cooled technology is protected by two patents and the Company has exclusive license rights to this technology on a worldwide basis for the range above 500 W for material processing applications. The Company's current focus with respect to its Slab Series lasers is on increasing their power output and reducing their manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

         The Company's RS HF Series lasers combine proven cross-flow design principles with modern high-frequency (HF) discharge excitation technology. Since its introduction in fiscal 1995, the Company has shipped this product predominantly to customers in the Automotive industry and their sub-suppliers in the United States and Europe, where the HF Series laser has been used in a significant number of welding applications, including the welding of transmissions, tailored blanks and many other car parts and components. The automotive industry is the principal market for the HF Series laser.

         The Company's SM-Series fast axial flow CO2 laser is used for both cutting and welding applications. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. Due to the potential to reduce the manufacturing cost of the Slab lasers, the Company intends over the next three years to replace the SM-Series product family with the Slab-Series laser. SM-Series products are used primarily by the machine tool industry.

         The Company's family of Nd:YAG laser products for cutting and welding and their principal markets are discussed below.

                                                              Mode of
Laser Series                   Power Range                   Excitation
------------                   -----------                   ----------
RS P-Series                    50W--1 kW                     Flash Lamp
RSY CW-Series                  1 kW--2.5 kW                  Flash Lamp



         The Company's RSY P-Series of pulsed Nd:YAG lasers are designed to meet the requirements of a wide range of welding and cutting applications. Their high peak power, flexible fiberoptic beam delivery and the small focused spot size of the laser beam allow these lasers to be successfully applied in many cutting and welding applications. The RSY lasers' pulse shaping capability (achieved through programming of the power supply) makes these lasers particularly well suited to the processing of metallurgically difficult materials such as aluminum and its different alloys. These lasers can be integrated into a wide range of both fixed optic and fiberoptic beam delivery systems. Principal markets for these lasers are the automotive and medical device markets.

         Rofin-Sinar's RSY CW-Series of continuous wave ND:YAG lasers represent the Company's latest development in high-power industrial ND:YAG lasers as they are designed exclusively for use with flexible fiberoptic beam delivery systems, making them particularly well suited for integration into complex production systems. The key competitive advantages of the CW-Series lasers are their pulse shaping capability and multiple power output configurations. These configurations include continuous wave and pulsed power ramping modes separately or in combination with each other, which allows the Company to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the CW-Series laser such as the simple resonator design, easy to access power supply and highly durable ceramic pumping chambers are designed with a view to long service intervals and therefore low maintenance costs. These lasers are used principally in the automotive industry.

         The Company is actively engaged in the development of diode-pumped solid-state Nd:YAG lasers through a joint research program with the Fraunhofer Institute for Laser Technology as well as through a second program sponsored by the Bavarian Government. The Company's objective is to develop diode-pumped lasers capable of performing heavy industrial material processing applications (e.g. car body welding), as well as marking applications, more rapidly than previously possible and at reduced operating and maintenance costs. Such lasers also have potential for use in marking applications, where they could be developed in much more compact systems. See "--Research and Development."

Laser Marking Products

         The Company's family of laser marking products are as follows:

                                                              Mode of
Laser Series                   Power Range                   Excitation
------------                   -----------                   ----------
PowerLine; CombiLine           25-150W                       Flash Lamp



         PowerLine. The Company's standard PowerLine laser marking product consists of a Nd:YAG laser in the range of 25 to 150W, a galvo-head, a personal computer with Pentium processor on board and Rofin-Sinar's proprietary Laser Work Bench software. The modular design of the PowerLine marker enables customers to order the most suitable configuration for their production process or system (e.g. OEM customers may order the laser head and laser supply and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the end user). The PowerLine marker's Nd:YAG laser incorporates a dual lamp ceramic cavity design using "long-life" lamps (guaranteed to provide 1,200 hours usage) which results in higher output power (and therefore higher marking speeds), higher energy efficiency and therefore reduced operating costs, high beam quality and therefore constant and reliable marking quality, and longer service intervals. The Company's proprietary Laser Work Bench software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include, among other things, a double-marking head allowing marking speeds of up to 600 characters per second in certain applications (marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in different locations.

         CombiLine. The CombiLine is a complete laser marking system that the Company introduced in 1994. Built on a modular design, the CombiLine consists of a PowerLine laser marker that can be combined with a variety of parts handling systems developed by the Company. The parts handling options offered by the Company include motor driven positioning tables, foil handling systems for marking labels, conveyor belts and pick-and-place systems, allowing the CombiLine to be customized as a turn-key system according to the customer's specifications.

         Development of Stand-Alone Marker. To date, the Company has shipped the majority of its laser markers to large customers in the Automotive and Semiconductor & Electronics industries. The Company has also targeted the low-end laser marking market in Europe, which is currently served by a number of smaller regional competitors. The Company is currently developing a lower-cost, more standardized version of its PowerLine product with the same basic software but fewer features and options, which it expects to begin shipping in the second half of fiscal 1997.

Applications Development

         In addition to manufacturing and selling laser sources for cutting and welding and laser marking products, the Company also develops in its applications centers in Hamburg and Gunding-Munich, Germany and Plymouth, Michigan laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. More than 20 years' laser technology experience and know-how are embodied in the Company's applications groups, developed as a result of its participation in a broad range of industrial markets.

Markets and Customers

         Rofin-Sinar's laser products and systems are sold to three principal industrial markets: the Machine Tool, Automotive and Semiconductor & Electronics industries. The following table sets forth the distribution of the

Company's total sales in fiscal 1996 among the Company's principal markets and each market's primary applications:


                                                  Primary
         Principal Market        Fiscal 1996    Applications
         ----------------        -----------    ------------
Machine Tool.................        31%        Cutting
Automotive...................        27         Welding and component marking
Semiconductor & Electronics..        15         Marking of integrated circuits
                                    ---
                                     73%


         The remaining 27% of sales in fiscal 1996 were attributable to customers in a wide variety of other industries (including the aerospace and consumer goods industries, medical device manufacturers, job shops, universities and institutes). No one customer accounted for over 10% of total sales in any of such periods.

Sales, Marketing and Distribution

         Rofin-Sinar sells its products in approximately 25 countries through OEMs and to major end-users who have in-house engineering resources capable of integrating the Company's products into their own production systems. Laser sources for cutting applications are marketed and sold principally to OEMs in the Machine Tool industry who sell cutting machines incorporating the Company's laser products without any substantial involvement by the Company. Laser sources for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold principally to OEMs for integration into their handling systems (mainly for integrated circuit marking applications). In the case of both welding lasers and laser marking products, since product samples are required to be run through the OEM's system, the end-user is significantly involved in the selection of the laser component and will typically specify that it desires a Rofin-Sinar device. In such cases, the Company's application engineers work directly with the end-user to optimize the application's performance and demonstrate the superiority of the Company's products.

         The Company has 27 direct sales engineers operating in 12 countries, of whom 16 persons are dedicated to marketing of the Company's CO2 and Nd:YAG lasers for cutting and welding and 11 persons are dedicated to marketing of the Company's laser marking products. In addition, Rofin-Sinar has 12 independent distributors and agents who market the Company's welding and cutting laser products and laser marking products in Australia, Brazil, Denmark, Israel, the Philippines, the People's Republic of China, Portugal, Singapore, South Korea, Spain, Sweden and Taiwan.

         The Company directs its worldwide sales and marketing of cutting and welding lasers from its offices in Hamburg, Germany. Worldwide sales and marketing of laser marking products is directed from the Company's offices in Gunding-Munich, Germany. U.S. sales of the Company's cutting and welding laser products are managed out of its Plymouth, Michigan facility. In 1995, the Company opened a sales office in Phoenix, Arizona in proximity to major semiconductor manufacturers to support expansion of the Company's laser marking business in the U.S. market. In Europe, Rofin-Sinar also maintains sales and service offices in Italy, France, the United Kingdom and Belgium. A sales office is maintained in California to cover the Asia/Pacific region (other than Japan); the Company intends to open a sales office in that region in fiscal 1997. In Japan, the Company's principal distributor is its joint venture with Marubeni Corporation and Nippei Toyama Corporation.

Customer Service and Replacement Parts

         During fiscal 1996, approximately 25% of the Company's revenues were generated from sales of after-sale services and replacement parts for its laser products. The Company believes that a high level of customer support is necessary to develop successfully and maintain long-term relationships with its OEM and end-user customers in its laser products and laser marking systems business. This close relationship is maintained as customer needs change and evolve. Recognizing the importance of its existing and growing installed base, the Company follows its customers into new geographic regions by providing local service and support. Rofin-Sinar has over 90 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's distributors also provide customer service and support.

         Many of Rofin-Sinar's laser products are operated 24 hours a day in high speed, quality oriented manufacturing operations. Accordingly, in fiscal 1994 the Company successfully launched 24 hour, year-round service support to its U.S. and German customers and 8 hour response time for its major customers. This support includes field service personnel who reside in close proximity to the Company's installed base. Rofin-Sinar plans to adopt similar service support elsewhere. The Company provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems. The Company also offers regularly scheduled and intensive training programs and customized maintenance contracts for its customers.

         Of Rofin-Sinar's customer service personnel, approximately 70 employees operate in the field in 40 countries. Field service personnel are also involved in the installation of the Company's systems.

         Rofin-Sinar's approach to the sale of replacement parts is closely linked to the Company's strategic focus on rapid customer response. The Company has round-the-clock order entry and provides same or next day delivery of parts worldwide in order to minimize disruption to a customer's manufacturing operations. Rofin-Sinar generally agrees to provide after sale parts and service for 10 years if requested by the customer. The Company's growing base of installed laser sources and laser marking products is expected to continue to generate a stable source of parts and service sales.

Competition

Laser Products for Cutting and Welding

         The market for laser products and systems is fragmented, and includes a large number of competitors, many of which are small or privately owned or which compete with Rofin-Sinar on a limited geographic, industry-specific or application-specific basis. The Company also competes in certain target markets with competitors which are part of large industrial groups and have access to substantially greater financial and other resources than the Company. Competition among laser manufacturers includes attracting and retaining qualified engineering and technical personnel. The overall competitive position of the Company will depend upon a number of factors, including the performance and reliability of its products, the level of customer support and manufacturing quality, the compatibility of its products with existing laser systems and the Company's ability to develop successfully for commercial distribution diode-pumped solid state lasers and participate in the growth of these emerging technologies, as well as price.

         Rofin-Sinar believes it is among the top three suppliers of laser sources in the worldwide market for cutting and welding applications. Companies such as Trumpf, Fanuc and PRC (for CO2 lasers) and Haas and Lumonics (for Nd:YAG lasers) compete in certain of the markets in which Rofin-Sinar operates. However, in the Company's opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Rofin-Sinar. Only Trumpf/Haas has a product range and worldwide presence similar to those of the Company. The Company believes that it has a competitive advantage over such companies due to its exclusive access (for material applications) to the patented diffusion-cooling technology incorporated in its CO2 slab lasers.

Laser Marking Products

         Significant competitive factors in the laser marking market include system performance and flexibility, cost, the size of each manufacturer's installed base, capability for customer support, and breadth of product line. Because many of the components required to develop and produce a laser marker are commercially available, barriers to entry into this market are low, and the Company expects new competitive product entries into this market. The Company believes that its PowerLine and CombiLine laser markers will compete favorably in this market primarily due to the performance and price characteristics of such products.

         The Company's PowerLine and CombiLine marking products compete in the laser marking market with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company believes that its principal competitors in the laser marking market include Baasel, General Scanning, Excel Technology and Lumonics.

         Rofin-Sinar also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, cutting and marking. The Company believes that as industries continue to modernize, seek to reduce production costs and require more precise and flexible manufacturing, the features of laser-based systems will become more desirable than systems incorporating conventional manufacturing techniques and processes. Advances in fiber-optic beam delivery systems, improvements in reliability and introduction of higher-power CO2 lasers and diode-pumped lasers capable of performing heavy industrial material processing applications, as well as marking applications, more rapidly than previously possible are expected to result in increased acceptance of laser applications by industrial users.

Manufacturing and Assembly

         Rofin-Sinar manufactures and tests its CO2 and Nd:YAG laser products for cutting and welding at its Hamburg, Germany and Plymouth, Michigan facilities. The Company's laser marking products are manufactured and tested at its facilities in Gunding-Munich, Germany. See "Properties." The Company's joint venture in Japan performs assembly and testing of SM-Series CO2 lasers.

         Given the competitive nature of the laser business, the Company focuses substantial efforts on maintaining and enhancing the efficiency and quality of its manufacturing operations. The Company utilizes just in time and cell-based manufacturing techniques to reduce manufacturing cycle times and inventory levels thus enabling it to offer on-time delivery and high quality products to its customers.

         Rofin-Sinar's in-house manufacturing includes only those manufacturing operations which are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company's finished products, assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. The Company minimizes the number of suppliers and component types but, wherever practicable, it has at least two sources of supply for key items. The Company has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. Roots(R) blowers (used to accelerate gas flow in its SM-Series fast axial flow CO2 lasers) are the only component the Company purchases from a single supplier. The Company has no reason to believe it could not purchase such component from alternative sources of supply on comparable terms. Rofin-Sinar is not dependent on any supplier and has not experienced any difficulty in obtaining necessary materials and components.

         Rofin-Sinar is committed to meeting internationally recognized manufacturing standards. In 1995, the Company's Hamburg facility received ISO 9001 certification. The Company intends to apply for IS0 9001 certification of all of its manufacturing sites and anticipates obtaining ISO 9001 certification of its Gunding-Munich facility during fiscal 1997. The Company expects that its U.S. operation will be qualified by Ford as a "Q-1" supplier under Ford's "Q-1" quality management standards in fiscal 1997.

         The Company's production is controlled by production planning software. By reducing the variety of products and options, designing new products on a modular concept, reducing the number of vendors and the depth of production through outsourcing, the Company has been able to reduce its manufacturing costs significantly over the last three years and improved its production efficiency.

Research and Development

         During fiscal 1994, 1995 and 1996, Rofin-Sinar spent $6.8 million, $6.7 million and $9.3 million, respectively, on research and development. In addition, the Company received funding under government grants totaling $0.6 million $1.4 million and $0.8 million in fiscal 1994, 1995 and 1996, respectively.

         Rofin-Sinar's research and development activities are directed at meeting customers' manufacturing needs and application processes. Core competences include CO2 gas lasers and Nd:YAG solid state lasers, precision optics, electronic power supplies, fiber optics, beam delivery, control interfaces, software programming and systems integration. The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

         The Company's research and development activities are carried out in three centers in Hamburg and Gunding-Munich, Germany and Plymouth, Michigan and are centrally coordinated and managed. Rofin-Sinar maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for "Technische Physik" of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden and the Laser Center in Hanover, and elsewhere around the world, including the University of Alberta in Canada. Such relationships include funding of research, joint development programs, personnel exchange programs and licensing of patents developed at such institutes.

         In September 1996, the Company agreed on a research program with the Fraunhofer Institute for Laser Technology to develop a modular 5 kW diode-pumped Nd:YAG laser. Under this arrangement, the total project budget to be spent by both parties is approximately DM 6.5 million. Under the terms of the collaboration, the Company will be granted access to technology already developed by the Fraunhofer Institute. The Company anticipates that the project's development and manufacturing scale-up efforts will occur over a five-year period. No assurance can be given that the collaboration with the Fraunhofer Institute will be successful.

Intellectual Property

         Rofin-Sinar has intellectual property which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. While policies and procedures are in place to protect critical intellectual properties, Rofin-Sinar believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of the Company's personnel. The Company is also an exclusive licensee on a worldwide basis of two patents, one of which expires in July 2007 (as to which the license is exclusive for five years from commercialization of products) and one of which expires in January 2005 (as to which the license is exclusive for the duration of the patent), covering the diffusion-cooled technology used in its Slab-Series CO2 lasers for industrial material processing applications. In the Company's view, the technology protected by these two patents represents a significant step forward in industrial laser technology for material processing and an important source of the Company's future growth and profitability.

         Rofin-Sinar protects its intellectual property in a number of ways including, in certain circumstances, through patents. The Company has sought patent protection primarily in Germany and the United States. Some patents have also been registered in other jurisdictions including Great Britain, France, Italy and Japan. The Company currently holds 32 separate patents for inventions relating to lasers, processes and power supplies which expire from 1997 to 2014. In addition, Rofin-Sinar requires its employees and certain of its customers, suppliers, distributors, agents and consultants to enter into confidentiality agreements to further safeguard the Company's intellectual property.

         The Company from time to time receives notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. While such notices are common in the Company's industry and the Company has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that the Company would in the future prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against the Company or its customers and a license were not made available to the Company on commercially reasonable terms, the Company would be adversely affected.

         In July 1996, the Company received notice of an opposition filed by a competitor in the European Patent Office ("EPO") which challenges on a number of grounds one of the two third-party patents licensed by the Company covering certain aspects of its diffusion-cooled CO2 Slab laser. The U.S.-issued counterpart of this patent was previously the subject of a reexamination proceeding in the U.S. Patent and Trademark Office ("PTO") at the conclusion of which the patent was upheld. While the decision of the PTO is not binding on the EPO, based on the outcome of the U.S. reexamination proceeding and management's review of the arguments made in the notice of opposition, the Company believes that such notice of opposition is without substantial merit. The Company intends to defend the EPO opposition proceeding vigorously.

         In July 1996, the Company received a letter from a manufacturer of sealed-off, RF-excited CO2 lasers for military and commercial avionics applications offering a license of its U.S. patents covering such technology in exchange for a cross-license of the Company's CO2 Slab laser technology. Based on its review of the patents held by such manufacturer, the Company does not believe that its products infringe such patents, and it intends to defend vigorously any infringement action which such party may commence against the Company.

         From time to time, the Company files notices of opposition to certain patents on laser technologies held by others, including academic institutions and competitors of the Company, which the Company believes could inhibit its ability to develop products in this area. In particular, the Company has a pending notice of opposition against a patent held by a competitor which it believes conflicts with a third-party patent licensed by the Company covering certain aspects of its diffusion-cooled CO2 Slab laser. No assurance can be given that the Company will be able to avoid an action by such competitor or others or not be forced to initiate its own actions to protect its proprietary position.

Order Backlog

         The Company's order backlog was $26.5 million at the end of fiscal 1995 and $35.9 million at the end of fiscal 1996. The Company's order backlog represents a 35.5% increase over the order backlog at September 30, 1995.

         An order is booked by Rofin-Sinar when an unconditional purchase order has been received where a delivery date has been assigned. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range 8-12 weeks from the date an order is placed. During fiscal 1996, as the rate of order intake for laser marking products increased substantially, average delivery dates for such products were for a time extended by approximately four weeks, but returned to normal delivery times. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. The Company's backlog of any particular date is not necessarily indicative of actual sales for any future period.

         The Company anticipates filling the present backlog during fiscal 1997. In the event that the Company's marketing activities in the United States related to its laser marking systems result in additional demand for such systems, the Company will need to add manufacturing in the United States in fiscal 1997. In addition, in the event that the Company is able to implement anticipated improvements in the product design and manufacturing of its diffusion-cooled CO2 Slab lasers would enable it to offer such lasers at more attractive prices, the Company anticipates that it will need to expand its manufacturing capacity in Europe and in the United States in fiscal 1997 or 1998 in order to satisfy the resulting increase in demand for such products. The Company estimates that the total capital expenditures required to add such manufacturing capacity in the United States and Europe would be in the range of $500,000 to $750,000.

Laser Technology

         The term "laser" is an acronym for "Light Amplification by Stimulated Emission of Radiation." Lasers were first developed in the early 1960s in the United States. A laser consists of an active lasing medium that gives off its own light (radiation) when excited, an optical resonator with a partially reflective output mirror at one end a fully reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium, and an external energy source used to excite the lasing medium. A laser works by causing the energy source to excite (pump) the lasing medium which converts the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons, as they are reflected between the two mirrors which form the resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through an output port or "window." By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. The laser produces light from the lasing medium to achieve the desired intensity, uniformity and wavelength through a series of reflective mirrors. The heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology.

Employees

         At September 30, 1996, Rofin-Sinar had 453 full time employees, of which 308 were in Germany, 97 were in the United States, 12 in France, 16 in Italy and 20 in Japan.

         While the Company's employees are not covered by collective bargaining agreements and the Company has never experienced a work stoppage, slowdown or strike, the Company's employees at its Hamburg and Gunding-Munich facilities are represented by a seven-person and five-person works council, respectively, as well as by a four-person central works council. Matters relating to compensation, benefits and work rules are negotiated and resolved between management and the works council for the relevant location. The Company considers its relations with its employees to be excellent.

Government Regulation

         The majority of the Company's laser products sold in the United States are classified as Class IV Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration. The same classification system is applied in the European markets. Safety rules are formulated with Deutsche Industrie Norm (i.e., German Industrial Standards) or ISO standards which are internationally harmonized. Such regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. The Company's laser products for cutting and welding and laser marking products can result in injury to human tissue if directed at an individual or otherwise misused. The Company believes that its laser products for cutting and welding and laser marking products are in substantial compliance with all applicable laws for the manufacture of laser devices.

                                  Risk Factors

Industry Concentration and Cyclicality; Dependence on Sales by Third Parties

         The Company's business is significantly dependent on capital expenditures by manufacturers in the Machine Tool, Automotive and Semiconductor & Electronics industries. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by the Company. For the foreseeable future, the Company's operations will continue to be dependent on capital expenditures in these industries which, in turn, are largely dependent on the market demand for their products. The Company's net sales and results of operations may be materially adversely affected if downturns or slowdowns in the Machine Tool, Automotive and Semiconductor & Electronics industries occur in the future.

         The Company's net sales are dependent in part upon the ability of its OEM customers to develop and sell systems that incorporate the Company's laser products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors affecting these OEM customers could have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the financial condition or results of operations of the Company.

Variability and Uncertainty of Quarterly Operating Results; Potential Volatility of Stock Price

         The Company has experienced and expects to continue to experience some fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its Common Stock to fluctuate, perhaps substantially. Factors which may have an influence on the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, and the introduction of new products by the Company and its competitors. In addition, the Company's backlog at any given time is not necessarily indicative of actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter. See "Business--Order Backlog."

         Other factors which the Company believes may cause the market price of its Common Stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by the Company or its competitors and developments with respect to intellectual property and shortfalls in the Company's operations relative to analysts' expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the Semiconductor & Electronics industry, may adversely affect the market price of the Company's Common Stock.

Currency Risk

         Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $1.5 million credit at September 30, 1994 to a $5.4 million credit at September 30, 1995 and from the $5.4 million credit at September 30, 1995 to a $2.2 million credit at September 30, 1996. These changes arose primarily from the strengthening of the German mark against the U.S. dollar during the fiscal 1994-1995 period and the strengthening of the U.S. dollar against such foreign currencies during the fiscal 1995-1996 period, and reflect the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Although historically the Company's subsidiaries have not paid dividends, a further area of currency exposure may in the future be represented by the payment of dividends, if any, by the Company's operating subsidiaries in their respective functional currencies.

         The Company has implemented a policy to hedge up to 50% of its net foreign currency exposure utilizing forward exchange contracts, forward exchange options and currency swap contracts. The Company has also implemented a policy to continue to borrow in each operating subsidiary's functional currency to reduce exposure to exchange gains and losses. There can be no assurance that changes in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

         The laser industry is characterized by significant price competition. The Company's current and proposed laser products and laser marking products compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than the Company. The Company believes that this competition will be particularly intense in the Nd:YAG solid state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that the Company will successfully differentiate its current and proposed products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products. With respect to the Company's laser marking products, because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and the Company expects new competitive product entry in this market. To maintain its competitive position in this market, the Company believes that it will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position, or that its products will receive market acceptance. See "Business--Competition."

Risks Relating to Sales Growth in CO2 and Nd:YAG Lasers

         In recent years, the Company has experienced a period of rapid growth, attributable in large part to the demand for its laser marking products. If the Company is to maintain or increase the rate of growth of its laser sales in the near term, such sales will have to come through increases in market share for the Company's existing products, through the development of new products or through the Company's acquisition of its competitors or their products. To date, a substantial portion of the Company's revenue has been derived from sales of high-powered CO2 laser sources and, more recently, solid state flash lamp-pumped laser sources. The Company intends to devote substantial resources to increasing the output power of its diffusion-cooled CO2 Slab laser sources and to developing diode-pumped Nd:YAG solid state laser products in accordance with market demand. The Company is currently focused on reducing the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing. The Company's diode-pumped lasers, however, are in an early stage of development and are not expected to result in marketable products prior to 1998. A large part of the Company's growth strategy depends upon being able to increase substantially its market share for laser marking products, particularly in the United States. If the Company is unable to implement its strategy of increasing its market share for laser marking products and of expanding its product range to include higher output power diffusion-cooled CO2 Slab lasers and diode-pumped Nd:YAG solid state lasers at attractive prices, it may not be able to achieve its anticipated rate of growth, as a result of which its business, operating results and financial condition could be adversely affected. No assurance can be given that the Company will successfully expand its marking products' market share, increase the output power of its diffusion-cooled CO2 Slab laser sources or develop diode-pumped Nd:YAG solid state laser products, or that any such products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--The Company's Laser Products."

         While there are currently no commitments with respect to any future acquisitions, the Company's business strategy includes the expansion of its products and services, which may be effected through acquisitions. The Company from time to time reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business. Although management expects to analyze any such opportunity carefully before committing the Company's resources, there can be no assurance that the Company will be able to integrate any acquired business effectively or that any acquisition will result in long-term benefits to the Company.

Conflicting Patents and Other Intellectual Property Rights of Third Parties; Limited Protection of Intellectual Property

         The Company from time to time receives notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. While such notices are common in the Company's industry and the Company has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that the Company would in the future prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against the Company or its customers and a license were not made available to the Company on commercially reasonable terms, the Company would be adversely affected.

         The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 32 United States and foreign patents on its laser sources which expire from 1997 to 2014. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. See "Business--Intellectual Property."

Risks Associated with International Operations

         The Company's products are currently marketed in approximately 25 countries, with Germany, the rest of Europe, the United States and the Asia/Pacific region being the Company's principal markets. Sales in the Company's principal markets are subject to risks inherent in international business activities, including, in particular, general economic conditions in each such country, overlap of differing tax structures, management of an organization spread over various jurisdictions, unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations. Other general risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff and freight rates. The business and operations of the Company's principal subsidiary, RSL, are primarily subject to the changing economic and political conditions prevailing from time to time in Germany. Although productivity in Germany is generally high, labor costs, corporate taxes and employee benefit expenses are high and weekly working hours are shorter in Germany compared to the rest of the European Union, the United States and Japan.


Item 2.   Properties

        The Company's manufacturing facilities include the following:

   Location of Facility    Owned or Leased  Size (sq. ft.)   Primary Activity
-------------------------  ---------------  -------------- ---------------------
Hamburg, Germany.........      Owned*          110,840     CO2 lasers, Nd: YAG
                                                           lasers
Gunding-Munich, Germany..      Leased           36,849     Nd: YAG lasers, laser
                                                           marking products
Plymouth, Michigan.......      Leased           58,075     CO2 lasers
Sakai Atsugi-shi, Japan..      Leased           11,100     CO2 lasers

----------
* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.


         The Company's leases of its facilities in Plymouth, Michigan and Gunding-Munich, Germany expire in 1998 (with renewal options until 2001) and 2005, respectively. The leases on its Japanese facilities in Atsugi-shi expire in 1997 (renewable for two years) and in 1998 (renewable for three years).

         The Company maintains sales, administration and research and development facilities at each of the Hamburg, Gunding-Munich and Plymouth locations. The Company also maintains sales and service offices worldwide, all of which are leased.

         Except as noted under Item 1 above under "--Order Backlog," the Company believes that its existing facilities are adequate to meet its needs for the next 12 months and that suitable additional or alternative space would be available, if necessary, in the future on commercially reasonable terms. The Company expects to make additional capital expenditures to support its diode-pumped solid state laser development activities and add manufacturing and testing capacity in North America for selected components and products, which may also require certain leasehold improvements in the Company's Plymouth, Michigan facility.


Item 3.  Legal Proceedings

         There are no pending material legal proceedings to which the Company is a party.


Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1996.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The Company's Common Stock commenced trading under the symbol RSTI on the Nasdaq National Market on September 26, 1996. The table below sets forth the high and low closing bid prices of the Company's Common Stock during the last three days of the fourth quarter of fiscal 1996 as reported by the National Association of Securities Dealers, Inc.:

                                                      Common Trade Prices
                                                      -------------------
Quarter ended                                          High          Low
-------------                                         -------        ---
September 30, 1996                                    $11 3/4        $10



         At December 20, 1996, the Company had approximately eight holders of record of its Common Stock and 11,510,500 shares outstanding. The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

Item 6.  Selected Financial Data

         The following table sets forth selected consolidated financial data for the four fiscal years ended September 30, 1996. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this annual report.

                                                                      Year ended September 30,
                                                        ---------------------------------------------------
                                                          1993           1994          1995          1996
                                                        --------       --------      --------      --------
                                                                (in thousands, except share amounts)
Statement of Income Data:
     Net sales                                           60,034         69,217         92,466       115,903
     Cost of goods sold                                  47,745         46,993         57,162        72,096
     Gross profit                                        12,289         22,224         35,304        43,807
     Selling, general, and administrative expenses       21,951         17,059         20,673        21,246
     Research and development expenses                   10,276          6,834          6,719         9,335
     Income (loss) from operations                      (19,938)        (1,669)         7,912        13,226
     Net interest expense                                 1,654          1,308          1,272         1,010
     Income (loss) before income taxes                  (21,386)        (3,116)         6,265        12,244
     Net tax expense (benefit)                           (1,565)        (1,422)         3,052         4,956
     Net income (loss)                                  (19,821)        (1,694)         3,213         7,288
     Pro forma net income per common share                                               0.37          0.84
     Shares used in computing pro forma net income                                  8,631,578     8,639,498
         per share


Operating Data:
As percentage of sales:
     Gross profit                                          20.5%          32.1%          38.2%         37.8%
     Selling, general and administrative expenses          36.6%          24.6%          22.4%         18.3%
     Research and development expenses                     17.1%           9.9%           7.3%          8.1%
     Income (loss) from operations                        (33.2%)         (2.4%)          8.6%         11.4%
     Income (loss) before income taxes                    (35.6%)         (4.5%)          6.8%         10.6%


Balance Sheet Data:
     Working capital                                      7,672          4,927         14,530        56,138
     Total assets                                        84,580          7,667         90,995       133,147
     Line of credit and loans                            22,196         22,380         21,805        24,780
     Stockholders' equity                                35,837         30,583         39,673        78,000


Other Data:
     Depreciation and amortization                        2,803          2,527          2,364         2,449
     Backlog                                             12,500         17,000         26,500        35,900
     Sales per employee                                     135            184            227           256

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Rofin-Sinar is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During fiscal 1996, approximately 72% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 28% were from sales and servicing of laser products for marking applications.

Restructuring

         The Machine Tool industry experienced a significant downturn during the global recession in the early 1990's as end-users, particularly in the heavy manufacturing industries, reduced their investment in new technologies and postponed modernizing their production facilities in the face of adverse business conditions. In light of this change in market conditions, in 1993 the Company undertook a major restructuring program to reduce its manufacturing costs, fixed costs and overhead and better position the Company to benefit from improving business conditions. This restructuring was completed in fiscal 1995.

         With the improvement of economic conditions in the United States in 1994 and in Europe in 1995, manufacturers of lasers for material processing have experienced rapid growth, driven primarily by pent-up demand as industrial end-users worldwide modernize their manufacturing facilities to reduce production costs and increase efficiency. The Company experienced significant financial improvement during 1994, 1995 and 1996, primarily reflecting improving economic conditions, the benefits of the restructuring undertaken in 1993 and 1994 and the implementation of the Company's current business strategy. Rofin-Sinar's worldwide sales increased from $60.0 million for the fiscal year ended September 30, 1993 to $115.9 million for the fiscal year ended September 30, 1996, representing a compounded annual growth rate of approximately 25% per annum. This increase was due principally to growth in sales across the Company's entire product range and in all three principal geographic markets, with the strongest growth in sales of the Company's laser marking products, which increased from $10.1 million to $32.0 million over such three-year period. The growth in the Company's net sales since fiscal 1993 has allowed the Company to realize improved operating leverage by producing larger unit volumes over relatively lower costs and by negotiating more favorable terms for purchases of components and subassemblies. While the Company expects to continue to see growth in fiscal 1997 and 1998, with the strongest long-term gains in the Asia/Pacific region principally in laser cutting and marking applications, there can be no assurance that the Company's recent rate of growth will be maintained.

         The laser industry continues to be characterized by significant price competition. As part of its ongoing strategy, the Company is continuing its efforts to contain costs in order to improve its cost structure.

Currency Exchange Rates

         The Company's Consolidated Financial Statements are prepared in U.S. dollars. Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to United States dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $1.5 million credit at September 30, 1994 to a $5.4 million credit at September 30, 1995 and from the $5.4 million credit at September 30, 1995 to a $2.2 million credit at September 30, 1996. These changes arose primarily from the strengthening of the

German mark and such other functional currencies against the U.S. dollar during the fiscal 1994-1995 period and the strengthening of the U.S. dollar against such foreign currencies during the fiscal 1995-1996, and reflect the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark.

         The fluctuation of the German mark and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

         The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 1994, 1995 and 1996 net sales, gross profit and income from operations, which have been recalculated to show what such amounts would have been applying 1993 average exchange rates to 1994 amounts, 1994 average exchange rates to 1995 amounts, and 1995 average exchange rates to 1996 amounts.

                                        Fiscal 1994               Fiscal 1995               Fiscal 1996
                                  -----------------------   -----------------------   -----------------------
                                                In 1993                   In 1994                   In 1995
                                                Exchange                  Exchange                  Exchange
                                    Actual       Rates       Actual        Rates        Actual       Rates
                                    ------      --------     ------       --------      ------      --------
                                                                        (in millions)
Net sales                           $69.2        $69.8       $92.5         $85.4        $115.9       $117.2
Gross profit                         22.2         22.5        35.3          32.2          43.8         44.3
Income (loss) from operations        (1.7)        (1.7)        7.9           7.2          13.2         13.4



         Between fiscal 1993 and 1994, the German mark weakened against the U.S. dollar by approximately 1.9%. The impact of this weakening of the German mark was to decrease net sales and gross profit by $0.6 million and $0.3 million, respectively, with no impact on loss from operations. Between fiscal 1994 and 1995, the German mark strengthened against the U.S. dollar by approximately 14%. The impact of this strengthening of the German mark was to increase net sales, gross profit and income from operations by $7.1 million, $3.1 million and $0.7 million, respectively. Between fiscal 1995 and 1996, the German mark weakened against the U.S. dollar by approximately 1.7%. The impact of this weakening of the German mark was to decrease net sales, gross profit and income from operations by $1.3 million, $0.5 million and $0.2 million, respectively.

         The Company has implemented a policy to hedge up to 50% of its net foreign currency exposure utilizing forward exchange contracts, forward exchange options and currency swap contracts. The Company has also implemented a policy to continue to borrow in each operating subsidiary's functional currency to reduce its exposure to foreign currency gains and losses. There can be no assurance, however, that changes in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations.

Taxes

         The Company's subsidiaries pay taxes in many jurisdictions and the provisions for income taxes in the Company's Consolidated Financial Statements are based on separate local tax computations. On a consolidated basis, this practice may result in the Company incurring income tax expense even though it may not have consolidated pre-tax income or in paying taxes in excess of pre-tax income if some of its subsidiaries are not profitable while others are. See Note 9 of the Notes to the Consolidated Financial Statements. In particular, because of the Company's substantial operations in Germany, the Company historically has had a higher effective tax rate than many of its competitors who do not have operations in Germany.

         The Company currently generates taxable income, principally in Germany and the United States. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL). In general, retained corporate income is subject to a municipal trade tax (which for Hamburg and Gunding on a combined basis is 16.7%), which is deductible for federal corporate income tax purposes, a federal corporate income tax rate of 45% (50% prior to January 1, 1994) and, effective January 1, 1995, a surcharge of 7.5% on the federal corporate income tax amount.

         Profits which are distributed by a German corporate taxpayer (such as RSL) in the form of a dividend are subject to a reduced federal corporate income tax rate of 30% (36% prior to January 1, 1994) plus the 7.5% surcharge on the federal corporate income tax amount calculated at the reduced rate. Dividends paid by RSL to Rofin-Sinar Technologies Inc. will be subject to withholding tax at a rate of 5% pursuant to the income tax treaty currently in effect between the United States and Germany.

Results of Operations

         For  the  periods  indicated,   the  following  table  sets  forth  the
percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                                 Fiscal Year Ended September 30,
                                                 -------------------------------
                                                 1994         1995         1996
                                                 ----         ----         ----
Net sales                                       100.0%       100.0%       100.0%
Cost of goods sold                               67.9%        61.8%        62.2%
Gross profit                                     32.1%        38.2%        37.8%
Selling, general and administrative expenses     24.6%        22.4%        18.3%
Research and development expenses                 9.9%         7.3%         8.1%
Income (loss) from operations                    (2.4%)        8.6%        11.4%
Income (loss) before income taxes                (4.5%)        6.8%        10.6%
Net income (loss)                                (2.4%)        3.5%         6.3%


Fiscal 1996 Compared to Fiscal 1995

         Net Sales. Net sales of $115.9 million for fiscal 1996 increased by $23.4 million, or 25.3%, over the prior year. The improvement resulted from net sales increases of $15.2 million, or 24.9%, in Europe and the Asia/Pacific region and $8.3 million, or 26.2%, in the United States. The growth in Europe and the Asia/Pacific region resulted from continuing increases in sales volume of the Company's integrated circuit laser marking application in the Asia/Pacific region, the introduction of the Company's Slab-Series laser product and the recovery of the Machine Tool market in Japan. The increase in net sales in the United States was due principally to increased shipments to the Machine Tool and Automotive markets, with the largest portion of growth attributable to increased sales volume of CO2 lasers for cutting applications and spare parts and the introduction of the Company's laser marking products in the United States. The effect of currency translation on net sales was immaterial.

         Cost of Goods Sold. Cost of goods sold of $72.1 million in fiscal 1996 increased by $14.9 million, or 26.1%, over the prior year, and reflected the increase in net sales.

         Gross Profit. The Company's gross profit of $43.8 million for fiscal 1996 increased by $8.5 million, or 24.1%, over the prior year as a result of the increase in net sales in fiscal 1996 as compared to the prior year. As a percentage of net sales, gross profit decreased from 38.2% in fiscal 1995 to 37.8% in fiscal 1996, primarily due to the change in the product mix.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (which include the cost of application development) of $21.2 million for fiscal 1996 increased by 2.8% over the prior year due to the increase in net sales. However, as a percentage of net sales, selling, general and administrative expenses declined from 22.4% in fiscal 1995 to 18.3% in fiscal 1996, reflecting the Company's continuing control of these expenses. Cost efficiencies were gained via a higher mix of both multiple unit orders and a higher percentage of sales through the direct sales force versus independent sales representatives.

         Research and Development Expenses. Research and development expenses of $9.3 million for fiscal 1996 (which are incurred primarily in German marks and are net of government grants) increased $2.6 million, or 38.9% over fiscal 1995. This represents an increase in research and development expenses as a percentage of sales from 7.3% in fiscal 1995 to 8.1% in fiscal 1996 attributable in part to the commencement of the Company's diode pumped solid state laser program. In 1995, research and development expenses were below average due to higher government grants.

         Income from Operations. The Company's income from operations of $13.2 million for fiscal 1996 increased by $5.3 million, or 67.2%, over the prior year. As a percentage of sales, income from operations was 11.4% in fiscal 1996 as compared to 8.6% in the prior year, primarily as a result of the reduction in selling, general and administrative expenses as a percentage of net sales. The effect of currency translation on income from operations was immaterial. Net sales per employee increased from $227,000 in fiscal 1995 to $256,000 in fiscal 1996, a productivity increase of 12.8%.

         Income Before Income Taxes. The Company's income before income taxes of $12.2 million in fiscal 1996 increased by $6 million over the prior period. As a percentage of net sales, income before income taxes was 10.6% in fiscal 1996, as compared to 6.8% in the prior period, as a result of the increase in income from operations and the decrease in interest expense accrued under the Company's intercompany lines of credit with the Company's former parent and borrowing facilities utilized by its joint venture subsidiary in Japan due to lower interest rates.

         Income Tax Expense. Income tax expense was $5.0 million in fiscal 1996 compared to an income tax expense of $3.1 million in the prior year. The effective tax rates for fiscal 1996 and 1995 were 40.5% and 48.7%, respectively. The effective tax rates were higher than the U.S. statutory rate of 35% principally as a result of earnings taxed at higher foreign statutory rates and foreign operating losses for which no benefit was recognized in fiscal 1995.

         Net Income. As a result of the foregoing factors, the Company's net income of $7.3 million (pro forma $0.84 per share) in fiscal 1996 increased by $4.1 million over the prior year's net income of $3.2 million (pro forma $0.37 per share).

Fiscal 1995 Compared to Fiscal 1994

         Net Sales. Net sales of $92.5 million for fiscal 1995 increased by $23.2 million, or 33.6%, over the prior year. The improvement resulted from net sales increases of $20.6 million, or 51.2%, in Europe and the Asia/Pacific region and $2.6 million, or 9%, in the United States. The growth in Europe and the Asia/Pacific region resulted primarily from the substantial increase in the sales volume of the Company's laser marking products in the Asia/Pacific region, as well as the strong recovery in Europe of the Machine Tool and Automotive markets due to pent-up demand, which resulted in higher volume as well as a shift in product mix toward higher-margin high-power products. In addition, approximately $7.5 million, or 36.4% of the increase in Europe and the Asia/Pacific region, resulted from currency translation as the German mark strengthened against the U.S. dollar. The increase in the United States was due principally to the increased volume of shipments to the improving Machine Tool and Automotive markets, with the largest portion of growth in sales of CO2 lasers for cutting applications and related service and spare parts. Because the recovery in both these markets began in 1994, the percentage increase in the United States was lower in 1995 compared to 1994.

         Cost of Goods Sold. Cost of goods sold of $57.2 million for fiscal 1995 increased by $10.2 million, or 21.6%, over the prior year, but as a percentage of net sales declined from 67.9% in fiscal 1994 to 61.8% in fiscal 1995. The decrease in the cost of goods sold as a percentage of net sales reflected higher capacity utilization in Germany during the period, as the Company recognized the benefits of the restructuring undertaken in Germany in fiscal 1993 and 1994, as well as the outsourcing of the German subsidiary's machine shop operation.

         Gross Profit. The Company's gross profit of $35.3 million for fiscal 1995 increased by $13.1 million, or 58.9%, over the prior year, as a result of the increase in net sales in fiscal 1995 as compared to fiscal 1994 and the decrease in cost of goods sold as a percentage of net sales. As a percentage of net sales, gross profit increased from 32.1% in fiscal 1994 to 38.2% in fiscal 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses (which include the costs of application development) of $20.7 million for fiscal 1995 increased by $3.6 million, or 21.2%, over fiscal 1994. However, as a percentage of net sales, selling, general and administrative expenses declined from 24.6% in fiscal 1994 to 22.4% in fiscal 1995 as the Company continued to control these expenses despite a significant increase in marketing activity in the Asia/Pacific region related to the Company's laser marking products and the launch of the Company's HF cross-flow laser in the United States.

         Research and Development Expenses. Research and development expenses of $6.7 million (which are incurred principally in German marks and are net of government grants) remained essentially unchanged from fiscal 1994 to fiscal 1995, decreasing by only $0.1 million, or 1.7%. Although research and development expenses declined as a percentage of sales from 9.9% in fiscal 1994 to 7.3% in fiscal 1995 due to the increase in sales in fiscal 1995, total research and development spending rose due to an increase in government grants in fiscal 1995.

         Income (Loss) from Operations. The Company's income from operations of $7.9 million for fiscal 1995 increased by $9.6 million over fiscal 1994. As a percentage of net sales, income from operations was 8.6% in fiscal 1995 as compared to (2.4%) in fiscal 1994, as a result of higher gross margins and the reductions in selling, general and administrative expenses and research and development expenses as a percentage of net sales. Approximately $0.7 million, or 7.3%, of the increase in income from operations resulted from currency translation as the German mark and other relevant functional currencies strengthened against the U.S. dollar. Net sales per employee increased from $184,000 in fiscal 1994 to $227,000 in fiscal 1995, a productivity increase of 23.4%.

         Income (Loss) Before Income Taxes. The Company's income before income taxes of $6.3 million in fiscal 1995 increased by $9.4 million over fiscal 1994. As a percentage of net sales, income before income taxes was 6.8% in fiscal 1995, as compared to (4.5%) in fiscal 1994, as a result of the increase in income from operations, which was offset by a slight increase in other expense of $0.2 million over fiscal 1994.

         Income Tax Expense (Benefit). Income tax expense was $3.1 million in fiscal 1995 compared to ($1.4 million) in fiscal 1994. As a percentage of income
(loss) before income taxes, income tax expense was 48% in fiscal 1995 and income tax benefit was (45%) in fiscal 1994, respectively, and reflected the fact that in fiscal 1995 all of the Company's operations except its Japanese joint venture reported pre-tax income. The effective tax rate in fiscal 1995 of 48.7% was higher than the U.S. statutory rate of 35% principally as a result of earnings taxed at higher foreign statutory rates and foreign operating losses for which no tax benefit was recognized.

         Net Income (Loss). As a result of the foregoing factors, the Company recorded net income of $3.2 million in fiscal 1995 as compared to ($1.7 million) in fiscal 1994.

Liquidity and Capital Resources

         The Company has historically funded its cash requirements through cash flow from operations, capital contributions and advances from the Company's former parent and its affiliates pursuant to intercompany lines of credit, as well as through borrowings under credit facilities guaranteed by a former parent affiliate. At September 30, 1996, the amount outstanding under such intercompany lines of credit from the former parent and its affiliates was $18.4 million. At such date, the Company also had outstanding bank debt of $6.4 million.

         The Company completed its initial public offering of 11,500,000 shares of its Common Stock on September 30, 1996 for net proceeds of $102.7 million (before deduction of other offering expenses borne proportionately by Siemens and the Company). Of such amount, approximately $82 million of the gross proceeds ($77.1 million of the net proceeds) were used to purchase all outstanding shares of RSL and RSI from Siemens and its affiliates and to repay certain indebtedness owed to Siemens and its affiliates.

         Net cash provided by (used in) operating activities was $6.1 million, ($0.2 million) and $5.9 million in fiscal 1996, 1995 and 1994, respectively. Cash flow from operations in fiscal 1996 increased by $6.3 million compared to the prior year primarily due to increased net income, as well as increases in income taxes payable, accrued liabilities and pension obligation. Cash flow from operations in fiscal 1995 decreased $6.0 million compared to the prior year despite the improvement in the Company's results of operations, principally as a result of increased receivables and inventories, offset by increases in trade payables, deferred income taxes, accrued liabilities and pension obligation.

         Trade accounts receivable, net of allowances, increased $6.1 million to $31.2 million at September 30, 1996 from September 30, 1995 and $7.3 million to $25.1 million at September 30, 1995 from September 30, 1994. Inventories increased $6.2 million to $34.4 million at September 30, 1996 from September 30, 1995 and $7.5 million to $28.2 million at September 30, 1995 from September 30, 1994. The increase in receivables was due primarily to growth in net sales. A portion of the increase in receivables was attributable to the increased proportion of sales to customers in Japan, where payment terms are normally longer. Inventories increased primarily to support the growth in net sales, and also included increases in inventory levels related to the introduction of new products such as the Slab-Series laser (including units held by the Company in its applications centers and for demonstration to customers), as well as rescheduling of delivery dates on sales of laser markers.

         Cash used in investing activities was $1.9 million, $1.4 million, and $0.3 million in fiscal 1996, 1995, and 1994, respectively. The increase in cash used for investing activities in periods subsequent to fiscal 1994 was primarily attributable to increased capital expenditures, offset by sales of equipment. Capital expenditures were $2.0 million, $1.9 million, and $0.5 million in fiscal 1996, 1995, and 1994, respectively. The increase in fiscal 1996 was primarily due to the expansion of production facilities for the Company's Laser Marking Division in Gunding, Germany, by $0.6 million. In general, these increases reflect the acquisition of additional manufacturing and research and development equipment, as well as investment in computers and telecommunications equipment.

         Cash provided by (used in) financing activities primarily reflects payments on borrowings from the Company's former parent, as well as the net proceeds from the Company's initial public offering.

         The Company has obtained a credit line for a one-year $25 million revolving loan facility with Deutsche Bank AG ("Deutsche Bank") to support its working capital needs (the "Credit Facility"). Borrowings under such facility will be made at market rates of interest at the time of each such borrowing. As is customary for German banks in their commercial lending practices, the Credit Facility will be governed by the General Business Conditions of Deutsche Bank (the "General Business Conditions"). Although the terms of the credit line relating to the Credit Facility do not require that any security be granted by the Company to Deutsche Bank initially, the General Business Conditions provide that Deutsche Bank may nonetheless make such a demand at a later time in the event that the economic status of the Company has changed or threatens to change in a negative manner.

Recently Issued Accounting Standards

         During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Effective for fiscal years beginning after December 15, 1995, Statement No. 123 encourages companies to include the fair value of any stock awards issued as compensation expense within their income statements. Companies that choose to remain with Accounting Principles Board Opinion No. 25 (which uses the intrinsic value method to account for stock awards) must disclose pro forma net income and earnings per share as if the fair value of the award had been included as compensation expense. The Company anticipates remaining with the intrinsic value method.

         On March 31, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Company intends to adopt this Statement as of the first quarter of its next fiscal year and anticipates that the effect of such adoption will be immaterial.

Pension Plan Liabilities

         The Company has defined benefit pension plans for substantially all of its German and U.S. employees. As is the normal practice with German companies, the German plan is unfunded. In accordance with the terms of an agreement between Rofin-Sinar, Inc. and the Company's former parent, the Projected Benefit Obligation of the U.S. Plan was funded by the Company's former parent in December of 1996. At September 30, 1996, the amount of the accrued pension liability for both the German and U.S. plans was approximately $3.5 million.


Item 8.  Financial Statements and Supplementary Data

         See Item 14(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to
Item 302(a) of Regulation S-K.


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to held in March 1997 and is incorporated by reference herein.


Item 11.  Executive Compensation

         The information required by this Item is included in the "Executive Compensation and Related Information" section of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to held in March 1997 and is incorporated by reference herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to held in March 1997 and is incorporated by reference herein.


Item 13.  Certain Relationships and Related Transactions

         The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to held in March 1997 and is incorporated by reference herein.


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.    1.  Consolidated Financial Statements

          The following financial statements are filed as part of this annual report.

          Independent Auditors' Report                                       F-1

          Consolidated Balance Sheets as of September 30, 1995 and 1996      F-2

          Consolidated Statements of Operations for the years ended
          September 30, 1994, 1995, and 1996                                 F-3

          Consolidated Statements of Stockholders' Equity for the years ended
          September 30, 1994, 1995 and 1996                                  F-4

          Consolidated Statements of Cash Flows for the years ended
          September 30, 1994, 1995 and 1996                                  F-5

          Notes to Consolidated Financial Statements                         F-6

      2.  Financial Statement Schedules

          Independent Auditors' Report                                      F-17

          Schedule II--Valuation and Qualifying Accounts                    F-18

          Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

      3.  Exhibits

          The exhibits listed in the accompanying index to exhibits is filed or incorporated by reference as part of this annual report.

b.    Reports on Form 8-K

          The Registrant filed a report on Form 8-K on November 22, 1996 reporting its financial results for the quarter and fiscal year ended September 30, 1996.

c.    Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

Exhibit
Number    Description                                                      Page

3.1 -- Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto*

3.2   --  By-laws of the Company*

4.1   --  Form of Rights Agreement*

10.1 -- Form of Sale and Transfer Agreement between Siemens Aktiengesellschaft and Rofin-Sinar Technologies Inc.*

10.2 -- Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-Sinar Technologies Inc.*

10.3 -- Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar Inc., Siemens Corporation and Siemens Power Corporation*

10.4 -- Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation*

10.5 -- Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation, Rofin-Sinar Laser GmbH and Marubeni Corporation*

10.6 -- Cooperation Agreement, dated as of May 27, 1992, among Rofin Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation*

10.7 -- Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin Sinar Laser GmbH and Lohss GmbH (in German, English summary provided)*

10.8 -- Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin Sinar Laser GmbH (in German, English summary provided)*

10.9 -- Lease Agreement, dated June 14, 1989, between DR Group and Rofin-Sinar Incorporated (Mast Street property)*

10.10 -- Lease Agreement, dated March 25, 1993 between DR Group and Rofin-Sinar Incorporated (Plymouth Oaks Drive property)*

10.11 -- Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided)*

10.12 --  Form of 1996 Equity Incentive Plan*

10.13 --  Form of 1996 Non-Employee Directors' Stock Plan*

10.14 --  Deutsche Bank AG Commitment Letter dated August 22, 1996*

10.15 -- Form of Employment Agreement, dated as of September 2, 1996, among Peter Wirth, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies Inc. (in German, English summary provided)*

10.16 -- Form of Employment Agreement, dated as of September 2, 1996, among Hinrich Martinen, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies Inc. (in German, English summary provided)*

10.17 -- Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies Inc. (in German, English summary provided)*

11.1  --  Statement of earnings per share

21.1  --  List of Subsidiaries of the Registrant*

23.1  --  Consent of KMPG Peat Marwick LLP

27.1  --  Financial Data Schedule for fiscal year ended September 30, 1996

------------------------------
* Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 30, 1996               ROFIN-SINAR TECHNOLOGIES INC.

                                       By:           /s/ Peter Wirth
                                          _____________________________________
                                                         Peter Wirth
                                          Chairman of the Board, Chief Executive
                                                   Officer and President

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                       Title                              Date
      ---------                       -----                              ----

/s/ Peter Wirth
------------------------     Chairman of the Board of          December 30, 1996
    Peter Wirth              Directors, Chief Executive
                             Officer and President
/s/ Hinrich Martinen
------------------------     Executive Vice President,         December 30, 1996
    Hinrich Martinen         Research and Development/
                             Operations, Chief Technical
                             Officer and Director
/s/ Gunther Braun
------------------------     Executive Vice President,         December 30, 1996
    Gunther Braun            Finance and Administration,
                             Chief Financial Officer,
                             Principal Accounting Officer
                             and Director
/s/ William R. Hoover
------------------------     Director                          December 30, 1996
    William R. Hoover

/s/  Ralph E. Reins
------------------------     Director                          December 30, 1996
     Ralph E. Reins

/s/  Gary K. Willis
------------------------     Director                          December 30, 1996
     Gary K. Willis

                          Independent Auditors' Report


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
Detroit, Michigan

November 6, 1996

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                            September 30,  September 30,
                                                                1995           1996
                                                            -------------  -------------
ASSETS
Current assets:
     Cash and cash equivalents                                $     691     $  34,869
     Trade accounts receivable                                   26,404        32,198
     Less allowance for doubtful accounts                        (1,252)         (963)
                                                              ---------     ---------
         Trade accounts receivable, net                          25,152        31,235

     Other accounts receivable                                    1,264         1,448
     Inventories (note 2)                                        28,169        34,353
     Prepaid expenses                                               184           247
     Deferred income tax assets - current (note 9)                6,614         5,494
                                                              ---------     ---------
         Total current assets                                    62,074       107,646

Property and equipment, at cost (note 3)                         41,352        40,333
     Less accumulated depreciation                              (14,237)      (15,598)
                                                              ---------     ---------
         Property and equipment, net                             27,115        24,735

Deferred income tax assets - noncurrent (note 9)                  1,574           624
Other assets                                                        232           142
                                                              ---------     ---------

     Total assets                                             $  90,995     $ 133,147
                                                              =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit (note 6)                                  $  18,900     $  18,426
     Bank loans (note 5)                                          2,905         6,354
     Advances from former Parent (note 6)                         7,000          --
     Accounts payable, trade                                      5,640         5,508
     Income taxes payable (note 9)                                 --           3,636
     Accrued liabilities (note 4)                                11,496        17,086
     Deferred income tax liability - current (note 9)             1,603           498
                                                              ---------     ---------
         Total current liabilities                               47,544        51,508

Pension obligations (note 8)                                      3,762         3,518
Deferred income tax liability - noncurrent (note 9)                --              95
Minority interests                                                   16            26
                                                              ---------     ---------
         Total liabilities                                       51,322        55,147

Commitments and contingencies (note 7)
Stockholders' equity:
     Preferred stock, 5,000,000 shares authorized, none
       issued or outstanding                                       --            --
     Common stock, $0.01 par value, 50,000,000 shares
       authorized, 11,510,500 shares issued and outstanding        --             115
     Additional paid-in capital                                    --          75,700
     Parent's capital                                            34,224          --

     Cumulative foreign currency translation adjustment           5,449         2,185
                                                              ---------     ---------

     Total stockholders' equity                                  39,673        78,000
                                                              ---------     ---------

     Total liabilities and stockholders' equity               $  90,995     $ 133,147
                                                              =========     =========


          See accompanying notes to consolidated financial statements.

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


                                                     Years ended September 30,
                                              ----------------------------------------
                                                 1994           1995          1996
                                              -----------    -----------   -----------
Net sales                                     $    69,217    $    92,466   $   115,903
Cost of goods sold                                 46,993         57,162        72,096
                                              -----------    -----------   -----------

     Gross profit                                  22,224         35,304        43,807
                                                                           -----------

Selling, general, and administrative expenses      16,228         19,124        20,762
Provision for doubtful accounts                       831          1,549           484
Research and development expenses                   6,834          6,719         9,335
                                              -----------    -----------   -----------

     Income (loss) from operations                 (1,669)         7,912        13,226

Other expense (income):
     Interest expense, net (notes 5 and 6)          1,308          1,272         1,010
     Minority interest                                  5              9            10
     Miscellaneous                                    134            366           (38)
                                              -----------    -----------   -----------

         Total other expense, net                   1,447          1,647           982
                                              -----------    -----------   -----------

         Income (loss) before income taxes         (3,116)         6,265        12,244

Income tax expense (benefit) (note 9)              (1,422)         3,052         4,956
                                              -----------    -----------   -----------

         Net income (loss)                    $    (1,694)   $     3,213   $     7,288
                                              ===========    ===========   ===========

Pro forma net income per share                               $      0.37   $      0.84
                                                             ===========   ===========

Weighted average shares used in computing
       pro forma net income per share                          8,631,578     8,639,498
                                                             ===========   ===========




          See accompanying notes to consolidated financial statements.

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended September 30, 1994, 1995 and 1996
                             (dollars in thousands)

                                                                                             Cumulative
                                                                                              Foreign
                                                   Common      Additional                     Currency          Total
                                                   Stock         Paid-in        Parent's     Translation    Stockholders'
                                                 Par Value       Capital        Capital      Adjustment         Equity
                                                 ---------     ----------      ---------     -----------    -------------
BALANCES at September 30, 1993                    $  --        $     --         $36,006          $(169)       $35,837
Foreign currency translation adjustment              --              --            --            1,638          1,638
Capital distributions to former Parent               --              --          (5,198)          --           (5,198)
Net loss                                             --              --          (1,694)          --           (1,694)
                                                  =======      ==========      ========       ========       ========
BALANCES at September 30, 1994                       --              --          29,114          1,469         30,583
Foreign currency translation adjustment              --              --            --            3,980          3,980
Capital contributions from former Parent             --              --           1,897           --            1,897
Net income                                           --              --           3,213           --            3,213
                                                  =======      ==========      ========       ========       ========
BALANCES at September 30, 1995                       --              --          34,224          5,449         39,673
Foreign currency translation adjustment              --              --            --           (3,264)        (3,264)
Capital contributions from former Parent             --              --           1,938           --            1,938
Net income                                           --              --           7,288           --            7,288
Public sale of common stock, net of expenses          115          75,700       (43,450)          --           32,365
                                                  -------      ----------      --------       --------       --------
BALANCES at September 30, 1996                       $115         $75,700      $   --           $2,185        $78,000
                                                  =======      ==========      ========       ========       ========


          See accompanying notes to consolidated financial statements.

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                     Years ended September 30,
                                                             -----------------------------------------
                                                                1994            1995            1996
                                                             ---------       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $  (1,694)      $   3,213       $   7,288
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
          Depreciation and amortization                          2,527           2,364           2,449
          Provision for doubtful accounts                          831           1,549            (484)
          Loss on disposal of property and equipment                32             214               7
          Deferred income taxes                                 (1,328)          2,476           1,118
          Minority interest in gains of subsidiary                   5               9              10
          Change in operating assets and liabilities:
             Trade accounts receivable                           3,138          (8,232)         (6,387)
             Other accounts receivable                              (5)           (184)           (373)
             Inventories                                         3,846          (6,204)         (6,976)
             Prepaid expenses and other                             60             235               8
             Accounts payable, trade                            (1,961)          2,782            (249)
             Income taxes payable                                 --              --             3,636
             Accrued liabilities and pension obligation            414           1,619           6,049
                                                             ---------       ---------       ---------
                  Net cash provided (used) by operating
                  activities                                     5,865            (159)          6,096
                                                             ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to furniture and equipment                         (452)         (1,936)         (1,955)
     Proceeds from sale of furniture and equipment                 201             553              91
     Investment in subsidiary                                     --               (19)           --
                                                             ---------       ---------       ---------
                  Net cash used by investing activities           (251)         (1,402)         (1,864)
                                                             ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in parent capital                      (5,198)          1,897           1,938
     Repayment of former parent loans                             --              --            (7,473)
     Public sale of common stock, net of expenses                 --              --           102,445
     Purchase of RSI and RSL stock                                --              --           (70,080)
     Borrowings from bank                                         --              --             6,318
     Repayments to bank                                            (79)           (515)         (3,129)
                                                             ---------       ---------       ---------

             Net cash provided (used) by financing
             activities                                         (5,277)          1,382          30,019
                                                             ---------       ---------       ---------

Effect of foreign currency translation on cash                     (88)             31             (72)
                                                             ---------       ---------       ---------
Net increase (decrease) in cash and cash equivalents               249            (148)         34,179
Cash and cash equivalents at beginning of year                     590             839             691
                                                             ---------       ---------       ---------
Cash and cash equivalents at end of year                     $     839       $     691       $  34,869
                                                             =========       =========       =========

Cash paid during the period for interest                     $     125       $     139       $     134
                                                             =========       =========       =========

Cash paid during the period for income taxes                 $    --         $    --         $    --
                                                             =========       =========       =========



          See accompanying notes to consolidated financial statements.

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        September 30, 1994, 1995 and 1996
                             (dollars in thousands)



1.       SUMMARY OF ACCOUNTING POLICIES

         (a)      Description of the Company and Business

                  The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. (Rofin-Sinar or the Company) and its wholly owned consolidated subsidiaries, Rofin-Sinar Inc. (a United States company)
                  (RSI), and Rofin-Sinar Laser GmbH (a Federal Republic of Germany limited liability company) (RSL). These subsidiaries were formerly the industrial laser businesses of Siemens AG (Siemens or former Parent). RSL includes the consolidated accounts of its 99.97 percent-owned subsidiary, Rofin-Sinar France S.A.; its 90.65 percent (83.5 percent in 1994)-owned subsidiary, Rofin-Sinar Italiana S.r.L.; and its 51 percent-owned subsidiary, Rofin Marubeni Laser Corporation (a Japanese entity). All significant intercompany balances and transactions have been eliminated in consolidation.

                  On September 30, 1996, Rofin-Sinar consummated an initial public offering of its common stock (IPO). Prior to the IPO the common stock of Rofin-Sinar, a newly formed holding company, RSI and RSL were each owned directly or indirectly by Siemens AG. Concurrent with the IPO the stock of RSI and RSL (together, Rofin Sinar Group), including all business operations, assets and liabilities, were sold to the Company (reorganization). Approximately $82,000 of the gross proceeds ($77,080 of the net proceeds) from the public offering were used to purchase such stock of Rofin-Sinar Group from Siemens AG and its subsidiaries and to repay certain indebtedness to Siemens. The reorganization constitutes a combination of entities under common control and, for financial statements purposes, has been accounted for by combining the historical accounts of Rofin-Sinar Group and Rofin-Sinar, in a manner similar to pooling-of-interests accounting.

                  The combined financial statements are derived from the historical financial statements of Rofin-Sinar Group. Management believes the accompanying historical statements of operations include a reasonable allocation of all expenses the Company will incur as an independent company.

                  The primary business of Rofin-Sinar is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company's customers are in the machine tool, automotive, semiconductor, and electronics industries and are located in the United States, Europe, and Asia. For the year ended September 30, 1996, Rofin-Sinar generated approximately 75 percent of its revenues from the sale and installation of new lasers and approximately 25 percent from aftermarket support for the Company's existing laser products.

         (b)      Cash Equivalents

                  Cash  equivalents   consist  of  liquid  instruments  with  an
                  original maturity of three months or less.

         (c)      Inventories

                  Inventories are stated at the lower of cost or market after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods.

         (d)      Property and Equipment

                  Property and equipment are recorded at cost and depreciated over their useful lives, except for leasehold improvements, which are amortized over the lesser of their useful lives or the term of the lease. The methods of depreciation are straight line for financial reporting purposes and accelerated for income tax purposes. Depreciable lives for financial reporting purposes are as follows:

                                                            Useful
                                                             Lives
                                                          ----------
                Buildings                                   40 years
                Machinery and equipment                   3-10 years
                Furniture and fixtures                    3-10 years
                Computers and software                     3-4 years
                Leasehold improvements                    5-15 years

         (e)      Revenue Recognition

                  Revenues are recognized when a laser product is shipped or services are performed.

         (f)      Income Taxes

                  Income taxes are accounted for following Statement of Financial Accounting standards No. 109, Accounting for Income Taxes (Statement 109). Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                  The Company's results through September 30, 1996 have been included in the consolidated federal income tax return of Siemens Corporation in the U.S. and, for periods prior to October 1, 1995, Siemens AG in Germany. For periods from and after September 30, 1996 and October 1, 1995, the Company will file separate tax returns in the U.S. and Germany, respectively. For purposes of these financial statements, income taxes are computed on a separate tax return basis.

         (g)      Accounting for Warranties

                  The Company issues a standard warranty of one year for parts and labor on lasers that are sold. However, extended warranties for up to two years on parts and one year on labor are negotiated on a contract-by-contract basis. The Company provides for estimated warranty costs as products are shipped.

         (h)      Foreign Currency Translation

                  In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the assets and liabilities of the Company's operations outside the United States are translated into U.S. dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated using a weighted average exchange rate during the period. Gains or losses resulting from translating foreign currency financial statements are recorded in a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

         (i)      Research and Development Expenses

                  Research and development costs are expensed when incurred and are net of government grants of $611, $1,400 and $822 received for the years ended September 30, 1994, 1995 and 1996, respectively. The Company has no future obligations under such grants.

         (j)      Financial Instruments

                  Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and bank loans, are recorded at amounts which approximate estimated fair value. The estimated fair value amounts are determined by the Company using available market information and available valuation methodologies.

         (k)      Use of Estimates

                  Management  of the  Company  makes a number of  estimates  and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

         (l)      Earnings per Share

                  Pro forma net income per share is based on the weighted average number of common and common equivalent shares (stock options and preferred shares) outstanding in each period. Such shares prior to the IPO represent a pro-rata portion of the number of shares issued pursuant to the offering (8,631,578), the proceeds from which were used to purchase the shares of RSI and RSL and to repay $7,000 of indebtedness owed to Siemens.

2.       INVENTORIES

         Inventories are summarized as follows:

                                         September 30,
                                    -----------------------
                                      1995           1996
                                    --------      ---------
Finished goods                      $  8,243      $   6,586
Work in progress                       5,595          8,027
Raw materials and supplies             7,337          8,087
Demo inventory                         2,754          5,015
Service parts                          4,240          6,638
                                    --------      ---------
        Total inventories, net      $ 28,169      $  34,353
                                    ========      =========

3.     PROPERTY AND EQUIPMENT

       Property and equipment include the following:

                                                     September 30,
                                                -----------------------
                                                  1995           1996
                                                --------      ---------
Buildings                                       $ 26,159      $  24,140
Technical machinery and equipment                  5,491          5,542
Furniture and fixtures                             5,907          5,998
Computers and software                             2,828          3,314
Leasehold improvements                               967          1,339
                                                --------      ---------
     Total property and equipment, at cost      $ 41,352      $  40,333
                                                ========      =========

4.       ACCRUED LIABILITIES

         At September 30, 1995 and 1996, accrued liabilities are comprised of the following:

                                                     September 30,
                                                -----------------------
                                                  1995           1996
                                                --------      ---------
Employee compensation                           $  4,256      $   5,274
Warranty reserves                                  4,020          4,427
Deferred revenue                                     488          2,548
Other taxes payable                                   99          1,563
Customer deposits                                    395            402
Other                                              2,238          2,872
                                                --------      ---------
                                                $ 11,496      $  17,086
                                                ========      =========

5.       BANK AND AFFILIATE LOANS

         The Company's Japanese subsidiary had loans with Bank of Yokohama and Sakura Bank totaling $2,905 at September 30, 1995. The floating interest rates to the banks ranged from 1.6 percent to 2.6 percent in 1995. Such loans were guaranteed by Siemens affiliates.

         In fiscal 1996 the Company's Japanese subsidiary repaid its bank loans first refinancing with an affiliate of Siemens and subsequently refinancing with Citibank. Japanese bank debt totaled $6,318 at September 30, 1996. Interest on the loans is at a floating market rate which was 0.7 percent at September 30, 1996.

6.       LINE OF CREDIT

         The line of credit represents intercompany borrowings outstanding from Siemens of $18,900 and $18,426 at September 30, 1995 and 1996. Interest expense has been calculated at floating market rates for each of the periods presented, which were 6.2 percent and 4.9 percent for the years ended September 30, 1995 and 1996, respectively. Subsequent to year end, the Company paid off its outstanding line of credit balance. In addition, the Company obtained a credit line for a one year $25,000 revolving loan facility with Deutsche Bank AG to support its working capital needs (the "Credit Facility").

         The 1995 financial statements include non-interest bearing advances from Siemens AG of $7,000 which were repaid by the Company from the proceeds of the offering.

7.       LEASE COMMITMENTS

         The Company leases operating facilities and equipment under operating leases which expire at various dates through 2001. The lease agreements require payment of real estate taxes, insurance, and maintenance expenses by the Company.

         Minimum lease payments for future fiscal years under noncancelable operating leases as of September 30, 1996 are:

         Fiscal Year Ending September 30,                               Total
         --------------------------------                              ------

         1997                                                          $1,345
         1998                                                           1,092
         1999                                                             688
         2000                                                             535
         2001 and thereafter                                              358

         Rent expense  charged to operations  for the years ended  September 30,
         1994,  1995  and  1996,   approximates  $1,306,   $1,300,  and  $1,568,
         respectively.

8.       EMPLOYEE BENEFIT PLANS

         Substantially all of the Company's U.S. and German employees participate in defined benefit pension plans. The Company's U.S. plan began in fiscal 1995. As is the normal practice with German companies, the German plan is unfunded.

         The following table sets forth the funded status of the plans at the balance sheet dates:

                                                            September 30,
                                                       -----------------------
                                                         1995           1996
                                                       --------      ---------
Actuarial present value of benefit obligation:
         Vested employees                              $  1,946      $   2,389
         Nonvested employees                              1,126          1,040
                                                       --------      ---------
            Accumulated benefit obligation                3,072          3,429
Effects of assumed future compensation increase             880            987
                                                       --------      ---------
            Projected benefit obligation                  3,952          4,416
Plan assets                                                --              709
                                                       --------      ---------
            Projected benefit obligation in excess
               of plan assets                             3,952          3,707
Unrecognized net gain                                       465            403
Unrecognized prior service cost                            (655)          (592)
                                                       --------      ---------
         Accrued Pension Cost                          $  3,762      $   3,518
                                                       ========      =========

         Pension costs consist of the following components:

                                                   Years ended September 30,
                                                   -------------------------
                                                   1994      1995      1996
                                                   -----     -----     -----

Service cost                                       $ 203     $ 391     $ 431
Interest on projected benefit obligations            144       229       275
Amortization of unrecognized prior service cost       --        63        64
Amortization of unrecognized gain                     (2)      (32)      (11)
                                                   -----     -----     -----
Net pension cost                                   $ 345     $ 651     $ 759
                                                   =====     =====     =====



         Pensions generally provide benefits based on years of service. A discount rate for the U.S. of 8.0 percent (7.0 percent for foreign plan) as of September 30, 1996, 7.5 percent (7.0 percent for foreign plan) as of September 30, 1995, and 8.0 percent (7.5 percent for foreign plan) as of September 30, 1994, is assumed. Increases in future compensation levels for the U.S. plan are projected at 6 percent (3 percent for foreign plan). Prior service costs and actuarial gains and losses are generally amortized over the average remaining service period of active employees.

         The Plan assets of $709 represent the amount Siemens Corporation will transfer to a separate trust pursuant to Section 414(I) of the Internal Revenue Code of 1986, as amended, to satisfy the pension obligation relating to the RSI participants in the Siemens Corporation Retirement Plan in favor of such participants.

         RSI has a 401(k) plan for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16 percent of their qualified annual compensation. The Company matches 50 percent of the first 6 percent of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 1994, 1995 and 1996 are $95, $115 and $119,
         respectively.

9.       INCOME TAXES

         Income (loss) before income taxes is attributable to the following geographic regions:

                                             Years ended September 30,
                                         ----------------------------------
                                           1994         1995         1996
                                         --------     --------     --------

         United States                   $  1,315     $    649     $  3,680
         Germany                           (3,845)       5,631        8,186
         France                               140          289          169
         Italy                                 93          193          109
         Japan                               (819)        (497)         100
                                         --------     --------     --------

                                         $ (3,116)    $  6,265     $ 12,244
                                         ========     ========     ========

         The provision for income tax expense (benefit) is comprised of the following amounts:

                                               Years ended September 30,
                                             ------------------------------
                                              1994        1995       1996
                                             -------     -------    -------
Current:
     United States                           $  --       $  --      $  --
     Foreign                                     (94)        576      3,838
                                             -------     -------    -------
          Total current                          (94)        576      3,838
Deferred:

     United States                               465         249      1,316
     Foreign                                  (1,793)      2,227       (198)
                                             -------     -------    -------
             Total deferred                   (1,328)      2,476      1,118
                                             -------     -------    -------

             Total income tax expense
             (benefit)                       $(1,422)    $ 3,052    $ 4,956
                                             =======     =======    =======



         Statutory tax rates in the U.S., Italy, France, and Japan approximate 35 percent, 52 percent, 37 percent (33 percent in 1994), and 52 percent, respectively, for all periods presented. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL). In general, retained corporate income is subject to a municipal trade tax (which for Hamburg and Gunding on a combined basis is 16.7%), which is deductible for federal corporate income tax purposes, a federal corporate income tax rate of 45% (50% prior to January 1, 1994) and, effective January 1, 1995, a surcharge of 7.5% on the federal corporate income tax amount.

         Profits which are distributed by a German  corporate  taxpayer (such as
         RSL) in the form of a dividend are subject to a reduced federal corporate income tax rate of 30% (36% prior to January 1, 1994) plus the 7.5% surcharge on the federal corporate income tax amount calculated at the reduced rate. Dividends paid by RSL to Rofin-Sinar Technologies Inc. ("RST") are subject to a withholding tax at a rate of 5% pursuant to the income tax treaty currently in effect between the United States and Germany.

         The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 35 percent is as follows:

                                                               Years ended September 30,
                                                             -------------------------------
                                                              1994        1995        1996
                                                             -------     -------     -------

Computed "expected" tax expense (benefit)                    $(1,060)    $ 2,193     $ 4,285
Foreign operating loss for which no benefit is recognized        421         257        --
Difference between U.S. and foreign statutory rates             (387)        446         741
Change in foreign tax rate                                      (365)        147        --
Other                                                            (31)         (9)        (70)
                                                             -------     -------     -------

Actual tax expense (benefit)                                 $(1,422)    $ 3,052     $ 4,956
                                                             =======     =======     =======


         The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:

                                                          September 30,
                                                      ---------------------
                                                        1995         1996
                                                      --------     --------
Deferred tax assets:
    Foreign:

             German reorganization benefits           $  3,621     $  2,826
             Net operating loss carryforwards            2,157        1,687
             Pension accrual                              --            247
             Inventory                                    --            701
             Other, net                                    283          198
                                                      --------     --------
                                                         6,061        5,659
    United States:
             Bad debt allowance                            105          105
             Accrued liabilities                           980          811
             Inventory                                   1,300          613
             Net operating loss carryforward             4,340        3,914
             Other                                          60          155
                                                      --------     --------

             Gross deferred tax assets                  12,846       11,257
             Less:  Valuation allowance                 (2,028)      (1,741)
                                                      --------     --------

                      Net deferred tax assets           10,818        9,516

    Deferred tax liabilities:
             Foreign:
                      Depreciation                      (2,501)      (2,449)
                      Inventory                           (916)        (941)
                      Bad debt allowance                  (297)        (129)
                      Accrued liabilities                 (519)        (273)
                                                      --------     --------

                                                        (4,233)      (3,792)

             United States:
                      Pension accrual                     --           (200)
                      Deferred tax liabilities          (4,233)      (3,992)

             Net deferred income tax assets           $  6,585     $  5,524
                                                      ========     ========


         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 1996.

         At September 30, 1996, the Company has U.S. federal net operating loss carryforwards available of $11,200, which expire in 2008, and Japanese net operating loss carryforwards of $3,300, which expire in 2000. The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the occurrence of a change of ownership within the meaning of Section 382.

10.      RELATED PARTY TRANSACTIONS

         The Company purchases certain goods and services from Siemens AG and its affiliates, which were considered related parties through September 26, 1996, the effective date of the IPO. The amounts of such purchases, which are primarily raw material inventories, is $2,704, $2,445 and $4,379 for the years ended September 30, 1994, 1995 and 1996, respectively. The Company also recorded sales to Siemens AG and its affiliates totaling $2,890, $1,241 and $5,420 for the years ended September 30, 1994, 1995 and 1996, respectively.

         The Company also had sales to one of its joint venture partners in Japan amounting to $1,323, $2,172 and $1,969 in 1994, 1995 and 1996,
         respectively.

         The Company's purchases from and sales to related parties have generally been on terms comparable to those available in connection with purchases from or sales to unaffiliated parties.

11.      GEOGRAPHIC INFORMATION

         Assets, revenues and income (loss) before taxes, by geographic region, at September 30, 1995 and 1996 and for the years ended September 30, 1994, 1995 and 1996, are summarized below:

                                                      September 30,
Assets                                             1995          1996
                                                 ---------     ---------

        United States                            $  28,129     $  60,168
        Germany                                     59,678        65,493
        Other                                        9,524        13,184
        Intercompany eliminations                   (6,336)       (5,698)
                                                 ---------     ---------

        Total                                    $  90,995     $ 133,147
                                                 =========     =========


                             Total Business                         Intercompany Revenues                 External Revenues
                        Years Ended September 30,                 Years Ended September 30,           Years Ended September 30,
Revenues             1994         1995         1996         1994         1995         1996         1994         1995         1996
                     ----         ----         ----         ----         ----         ----         ----         ----         ----

United States    $  30,627    $  35,189    $  45,227    $   1,668    $   3,595    $   5,347    $  28,959    $  31,594    $  39,880
Germany             44,479       70,020       88,433       12,884       21,419       28,083       31,595       48,601       60,350
Other                8,936       12,534       16,350          273          263          677        8,663       12,271       15,673
Intercompany
  eliminations     (14,825)     (25,277)     (34,107)     (14,825)     (25,277)     (34,107)        --           --           --
                 ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
         Total   $  69,217    $  92,466    $ 115,903    $    --      $    --      $    --      $  69,217    $  92,466    $ 115,903
                 =========    =========    =========    =========    =========    =========    =========    =========    =========


                                            Years Ended September 30,
                                         -------------------------------
Income (loss) before income taxes         1994        1995        1996
                                         -------     -------     -------

    United States                        $ 1,315     $   649     $ 3,680
    Germany                               (3,845)      5,631       8,186
    Other                                   (586)        (15)        378
                                         -------     -------     -------

    Total                                $(3,116)    $ 6,265     $12,244
                                         =======     =======     =======

12.      STOCK INCENTIVE PLANS

         Directors' Plan

         The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 10,500 shares are issued and outstanding under the plan at September 30, 1996, of which 6,000 vest in future periods.

         Equity Incentive Plan

         The Company has an Equity Incentive Plan, whereby incentive and nonqualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. There have been no incentive stock options, restricted stock or performance shares granted in the current year. On September 26, 1996, nonqualified stock options were granted to officers and other key employees. Options will expire not later than ten years after the date on which they are granted, and become exercisable at such times and in such installments as determined by the Compensation Committee of the Board of Directors. The balance of outstanding stock options as of September 30, 1996, and all options activity for the period then ended are as follows:

                                            Number          Average
                                           of Shares     Option Price
                                           ---------     ------------

    Granted September 26, 1996               282,000        $ 9.50
    Options Exercised                              0
                                           ---------        ------
    September 30, 1996
    Outstanding                              282,000        $ 9.50
                                           ---------        ------

    Exercisable                                    0          N/A
                                           ---------        ------

    Available for future grants            1,218,000
                                           ---------        ------


13.     RECENTLY ISSUED ACCOUNTING STANDARDS

        During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation." Effective for fiscal years beginning after December 15, 1995, Statement No. 123 encourages companies to include the fair value of any stock awards issued as compensation expense within their income statements. Companies that choose to remain with Accounting Principles Board Opinion No. 25 (which uses the intrinsic value method to account for stock awards) must disclose pro forma net income and earnings per share as if the fair value of the award had been included as compensation expense. The Company anticipates remaining with the intrinsic value method.

        On March 31, 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Company intends to adopt this Statement as of the first quarter of its next fiscal year and anticipates that the effect of such adoption will be immaterial.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

Under date of November 6, 1996, we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended September 30, 1996, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          KPMG PEAT MARWICK LLP



Detroit, Michigan
November 6, 1996

                                                                     SCHEDULE II

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                        Valuation and Qualifying Accounts
               Years ended September 30, 1993, 1994, 1995 and 1996
                             (thousands of dollars)


                           Balance at    Charged to                   Balance at
                           Beginning     Costs and      Deductions      End of
                           of Period      Expenses                      Period
                           ----------    ----------     ----------    ----------

September 30, 1993            1,035         1,513          (553)          1,995

September 30, 1994            1,995           831        (1,821)          1,005

September 30, 1995            1,005         1,549        (1,302)          1,252

September 30, 1996            1,252           484          (773)            963

                                INDEX TO EXHIBITS

Exhibit No.                   Exhibit
-----------                   -------
   11.1                  Earnings Per Share Table
   23.1                  Independent Auditors' Consent
   27.1                  Financial Data Schedule