Form 10-K/A
period 1996-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 1997-01-15
CIK 1019361

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1996

                        Commission file number: 000-21377

                          Rofin-Sinar Technologies Inc.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               38-3306461
               --------                               ----------
    (State of other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)



        45701 Mast Street, Plymouth, MI                  48170
        -------------------------------                  -----
   (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:  (313) 455-5400

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

11,510,500 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 20, 1996.

                       Documents Incorporated by Reference
                       -----------------------------------

Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 1997 Annual Meeting of Stockholders to be held in March 1997 are incorporated by reference herein at Part III, Items 10 - 13.

                        Item 6 - Selected Financial Data


                                                                      Years ended September 30,
                                                      ---------------------------------------------------------
                                                         1993          1994             1995            1996
                                                      ----------    ----------       ----------      ----------
Statement of Income Data:
     Net sales                                          60,034         69,217           92,466         115,903
     Cost of Goods Sold                                 47,745         46,993           57,162          72,096
     Gross Profit                                       12,289         22,224           35,304          43,807
     Selling General, and Administrative Expenses       21,951         17,059           20,673          21,246
     Research and Development Expenses                  10,276          6,834            6,719           9,335
     Income (Loss) from Operations                    (19,938)        (1,669)            7,912          13,226
     Net Interest Expense                                1,654          1,308            1,272           1,010
     Income (Loss) before Income Taxes                (21,386)        (3,116)            6,265          12,244
     Net Tax Expense (Benefit)                         (1,565)        (1,422)            3,052           4,956
     Net Income (Loss)                                (19,821)        (1,694)            3,213           7,288
     Pro forma net income per common share                                                0.37            0.84
     Shares used in computing pro forma net income                                   8,631,578       8,639,498
         per shares


Operating Data:
As percentage of sales:
     Gross profit                                        20.5%          32.1%             38.2%           37.8%
     Selling, general and administrative expenses        36.6%          24.6%             22.4%           18.3%
     Research and development expenses                   17.1%           9.9%              7.3%            8.1%
     Income (loss) from operations                      -33.2%          -2.4%              8.6%           11.4%
     Income (loss) before income taxes                  -35.6%          -4.5%              6.8%           10.6%


Balance Sheet Data:
     Working Capital                                    7,672          4,927            14,530          56,138
     Total Assets                                      84,580         76,667            90,995         133,147
     Line of credit and loans                          22,196         22,380            21,805          24,780
     Stockholders' Equity                              35,837         30,583            39,673          78,000


Other Data:
     Depreciation and Amortization                      2,803          2,527             2,364           2,449
     Backlog                                           12,500         17,000            26,500          35,900
     Sales per employee                                   135            184               227             256


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 15, 1997          ROFIN-SINAR TECHNOLOGIES INC.

                                      By:      /s/ Gunther Braun
                                         -----------------------------------
                                                   Gunther Braun
                                              Executive Vice President,
                                             Finance and Administration
                                              and Chief Financial Officer