Form 10-Q
period 1996-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 1997-02-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q

(Mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

                                       OR


[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from _____________ to _________________

Commission file number: 000-21377

                          Rofin-Sinar Technologies Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                         38-3306461
     -----------------------------------     -----------------------
       (State of other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)


      45701 Mast Street, Plymouth, MI                48170
 ------------------------------------------       -------------
  (Address of principal executive offices)          (Zip Code)


                                 (313) 455-5400
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

11,510,500 shares of the registrant's common stock, par value $.01 per share, were outstanding as of February 13, 1997.

                          ROFIN-SINAR TECHNOLOGIES INC.

                                      INDEX


PART I.           FINANCIAL INFORMATION                                Page No.

         Item 1
         ------

         Condensed Consolidated Balance Sheets ----                     3
            September 30, 1996 and December 31, 1996

         Condensed Consolidated Statements of Income ---                5
            Three months ended December 31, 1995 and
            December 31, 1996

         Condensed Consolidated Statements of Cash Flows ---            6
            Three months ended December 31, 1995 and
            December 31, 1996

         Notes to Condensed Consolidated Financial Statements           7

         Item 2
         ------

         Management's Discussion and Analysis of Financial              9
            Condition and Results of Operations

PART II.          OTHER INFORMATION                                    15

                  SIGNATURES                                           16

                          PART I. FINANCIAL INFORMATION

                 Rofin-Sinar Technologies Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                             (dollars in thousands)

                                                    September 30,   December 31,
                                                        1996            1996
                                                    -------------   ------------

ASSETS
Current Assets:
    Cash and cash equivalents                          $ 34,869         $ 11,506
    Short-term investments                                    0           25,000
    Trade accounts receivable, net                       31,235           31,017
    Inventories (Note 2)                                 34,353           32,744
    Deferred income tax assets - current                  2,779            2,760
    Other current assets and prepaid expenses             1,695            2,193
                                                       --------         --------

        Total current assets                            104,931          105,220

Property and equipment, net                              24,735           24,027
Deferred income tax assets - noncurrent                   3,244            2,760
Other assets                                                142              142
                                                       --------         --------

        Total assets                                   $133,052         $132,149
                                                       --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Line of credit (Note 3)                            $ 18,426         $      0
    Bank loans (Note 3)                                   6,354           19,946
    Accounts payable, trade                               5,508            9,067
    Accrued liabilities                                  20,722           19,739
    Deferred income tax liability - current                 498              393
                                                       --------         --------

        Total current liabilities                        51,508           49,145

Pension obligations                                       3,518            2,943
Minority interests                                           26               29
                                                       --------         --------
        Total liabilities                                55,052           52,117

Stockholders' equity
   Preferred stock, 5,000,000 shares authorized,
      none issued or outstanding                              0                0
   Common stock, $0.01 par value, 50,000,000
      shares authorized, 11,510,500 issued and
      outstanding                                           115              115
   Additional paid-in-capital                            75,700           75,700

                                                    September 30,   December 31,
                                                        1996            1996
                                                    -------------   ------------

   Cumulative foreign currency translation
      adjustment                                          2,185            1,539
   Retained earnings                                          0            2,678

   Total stockholders' equity                          $ 78,000         $ 80,032
                                                       --------         --------

      Total liabilities and stockholders' equity       $133,052         $132,149
                                                       --------         --------


See accompanying notes to condensed consolidated financial statements.

                 Rofin-Sinar Technologies Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)
                  Three Months Ended December 31, 1995 and 1996
                (dollars in thousands, except per share amounts)

                                                    December 31,    December 31,
                                                        1995            1996
                                                    -------------   ------------

Net sales                                           $     23,748   $     34,034
Cost of goods sold                                        14,585         21,921
                                                    ------------   ------------

    Gross profit                                           9,163         12,113

Selling, general, and administrative expenses              4,764          5,883
Research and development expenses                          1,712          2,156
                                                    ------------   ------------

    Income from operations                                 2,687          4,074
                                                    ------------   ------------

Other expense (income):
    Interest expense (income), net                           273           (174)
    Other expenses (income)                                   23            (96)
                                                    ------------   ------------

    Income before income taxes                             2,391          4,344

Income tax expense                                           956          1,666
                                                    ------------   ------------

    Net income                                      $      1,435   $      2,678
                                                    ------------   ------------


Pro forma net income per common share               $       0.17   $       0.23
                                                    ------------   ------------

Weighted average shares used in computing
     pro forma net income per share                    8,631,578     11,565,250
                                                    ------------   ------------


See accompanying notes to condensed consolidated financial statements.

                 Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended December 31, 1995 and 1996
                (dollars in thousands, except per share amounts)


                                                    December 31,    December 31,
                                                        1995            1996
                                                    -------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                             $  1,435    $  2,678
    Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
        Changes in operating assets and liabilities          (5,402)      3,146
        Other adjustments                                       185         551
                                                           --------    --------

            Net cash provided (used) by operating
            activities                                       (3,782)      6,375
                                                           --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of short term investments                           0     (25,000)
    Proceeds from the sale of equipment                          14           0
    Additions to furniture and equipment                       (301)       (259)
                                                           --------    --------

            Net cash provided (used) by investing
            activities                                         (287)    (25,259)
                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in former parent capital                        (1,365)          0
    Repayment of former parent loans                         (2,440)    (18,200)
    Borrowings from former parent                             5,900           0
    Borrowings from bank                                      1,718      13,768
                                                           --------    --------

            Net cash provided (used) by financing
            activities                                        3,813      (4,432)
                                                           --------    --------

Effect of foreign currency translation on cash                   17         (47)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents           (239)    (23,363)

Cash and cash equivalents at beginning of period                691      34,869
                                                           --------    --------

Cash and cash equivalents at end of period                      452      11,506
                                                           --------    --------


See accompanying notes to condensed consolidated financial statements.

                 Rofin-Sinar Technologies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (dollars in thousands)



1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 1996. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2.       Balance Sheet Detail:

         Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:

                                                    September 30,   December 31,
                                                        1996            1996
                                                    -------------   ------------

Finished goods                                        $ 6,586         $ 5,403
Work in progress                                        8,027           8,740
Raw materials and supplies                              8,087           8,800
Demonstration inventory                                 5,015           3,792
Service parts                                           6,638           6,009
                                                       ------          ------

     Total inventories, net                           $34,353         $32,744
                                                       ------          ------


         Accrued liabilities are comprised of the following:

                                                    September 30,   December 31,
                                                        1996            1996
                                                    -------------   ------------

Employee compensation                                 $ 5,274        $ 5,002
Warranty reserves                                       4,427          4,383
Deferred revenue                                        2,548          1,063
Income taxes payable                                    3,636          4,796
Customer deposits                                         402          1,346
Other                                                   4,435          3,149
                                                       ------         ------

     Total accrued liabilities                        $20,722        $19,739
                                                       ------         ------



3. The line of credit represents intercompany borrowings outstanding from the former parent of $0 and $18,426 at December 31, 1996 and September 30, 1996, respectively. In October 1996 the Company paid off its outstanding line of credit balance. In addition, the Company obtained a one year $25,000 revolving loan facility with Deutsche Bank AG to support its working capital needs. As of December 31, 1996, $12,946 was borrowed under this loan facility by the Company's German subsidiary at a fixed interest rate of 3.9 percent. The

         Company's Italian subsidiary borrowed $1,200 under such facility at a fixed interest rate of 9.0 percent. The Company's Japanese subsidiary had loans with the Bank of Yokohama, Sumitomo Bank, and Deutsche Bank AG totaling $5,800 at December 31, 1996. Interest on the loans is at floating market rates and was 2.1 percent, 1.1 percent, and 1.2 percent, respectively, at December 31, 1996.


4. Certain prior period amounts have been reclassified to conform with the current quarter presentation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Special Note Regarding Forward-Looking Statements

         Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following:

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

Currency Risk

         Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $2.2 million credit at September 30, 1996 to a $1.5 million credit at December 31, 1996. This change arose primarily from the strengthening of the U.S. dollar against the German mark, and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Although historically the Company's subsidiaries have not paid dividends, a further area of currency exposure may in the future be represented by the payment of dividends, if any, by the Company's operating subsidiaries in their respective functional currencies.

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

Overview

         Rofin-Sinar is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the first quarter of fiscal year 1996 and fiscal year 1997, respectively, approximately 70% and 75% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 30% and 25% were from sales and servicing of laser products for marking applications.

         Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser solutions to three principal target markets for material processing lasers:

the Machine Tool, Automotive and Semiconductor & Electronics industries. The Company sells directly to industrial end-users, to OEMs who integrate Rofin-Sinar's laser sources with other system components and to distributors. Many of Rofin-Sinar's customers are among the largest global participants in their respective industries.

Results of Operations

         For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                                 Three Months Ended December 31,
                                                       1995           1996
                                                    ----------     ----------

Net sales                                             100.0%         100.0%
Cost of goods sold                                     61.4%          64.4%
Gross profit                                           38.6%          35.6%
Selling, general and administrative expenses           20.1%          17.3%
Research and development expenses                       7.2%           6.3%
Income from operations                                 11.3%          12.0%
Income before income taxes                             10.1%          12.8%
Net income                                              6.0%           7.9%


         Net Sales - Net sales of $34.0 million were up significantly in the first quarter of fiscal 1997, increasing by $10.3 million, or 43%, from the same period of fiscal 1996. The improvement resulted from net sales increase of $4.4 million, or 55%, in the United States, and $5.9 million, or 38%, in Europe/Asia. Net sales of laser products for cutting and welding applications increased by $8.9 million to $25.4 million, or 54%, as compared to the same period for fiscal 1996, while net sales of lasers for marking increased by $1.4 million to $8.6 million, or 19%, as compared to fiscal 1996. The strong increase in cutting and welding products is caused mainly by the increasing acceptance and penetration of laser welding systems in the automotive industry and their first tier suppliers and by the success the Company's diffusion-cooled CO2-Slab laser is experiencing in the marketplace.

         Cost of Goods Sold - Cost of goods sold of $21.9 million in the first quarter of fiscal 1997 increased by $7.3 million, or 50.3%, over the comparable prior period, and reflected the increase in net sales and lower margin multiple-unit system shipments.

         Gross Profit - The Company's gross profit of $12.1 million, or 35.6% of net sales in the first quarter of fiscal 1997 represents a $2.9 million, or 32.2%, increase in gross profit over the same period of the prior year. This is due to the significant growth in sales between these two periods. As a percentage of sales gross profit decreased from 38.6% to 35.6%, as described under Cost of Goods Sold.

         Selling, General and Administrative Expenses - Selling, general and administrative expenses of $5.9 million, for the first quarter of 1997, increased $1.1 million, or 23.5%, over the same period in the prior year. This is due in part to the increased costs of doing business as a public company and to support the higher sales level. As a percentage of sales, selling, general and administrative expenses decreased from 20.1% in 1996 to 17.3% in 1997, further supporting the Company's goal to maintain costs while continuing to grow the business.

         Research and Development - The Company spent net $2.2 million on research and development in the first quarter of 1997. (Gross research and development expenses were $2.7 million and were reduced by $0.5 million of government grants.) This represents a 25.9% increase in research and development over the same period of the prior year. Research and development expenses declined as a percentage of sales from 7.2% in the first quarter of 1996 to 6.3% in the first quarter of 1997 as a result of the increased sales. The increase in spending was primarily due to the additional expenses for the diode pumped laser program, started in the fourth quarter of fiscal 1996, which, subject to the completion of milestones, will continue into fiscal 1998. As a result, net research and development expenses are expected to be somewhat higher in the second quarter of fiscal 1997 relative to the first quarter of fiscal 1997.

         Income from Operations - The Company's income from operations of $4.1 million increased $1.4 million, or 51.6%, over the prior year income from operations of $2.7 million. As a percentage of net sales, income from operations increased from 11.3% in the first quarter of 1996 to 12.0% in the comparable period of fiscal 1997.

         Income Before Income Taxes - The Company's income before income taxes of $4.3 million in the first quarter of fiscal 1997 increased by $1.9 million, or 81.7%, over the prior year amount of $2.4 million during the same period. Interest expense declined due to lower interest rates and reduced borrowing in the current quarter versus the comparable period in the prior year. In addition, the Company benefited from the interest income on the invested net proceeds from the initial public offering after the purchase of its assets from the Company's former parent.

         Income Tax Expense - Income tax expense of $1.7 million in the first quarter of 1997 represents an effective tax rate of 38.4% versus an effective rate of 40.0% in the first quarter of 1996. This is due to the fact that the Company's U.S. operations realized a greater portion of the consolidated income before income taxes than did the Europe/Asia operations in fiscal 1997, compared to 1996. In addition, a portion of the foreign income in fiscal 1997 was not taxed due to the use of tax loss carryforwards.

         Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $2.7 million in the first quarter of fiscal 1997, which represents an increase of $1.3 million over the comparable prior period net income of $1.4 million. Earnings per share equaled $0.23 based upon 11.6 million common shares outstanding as compared to pro-forma earnings per share of $0.17 for the same period of 1996, based on 8.6 million shares outstanding.

Liquidity and Capital Resources

         The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $34,869 and $36,506 at September 30, 1996 and December 31, 1996. In addition, the Company has a $25,000 revolving loan facility for working capital purposes of which $5,054 was unused and available as of December 31, 1996. Net cash provided by operating activities amounted to $6.4 million in the first quarter of fiscal 1997 as compared to ($3.8 million) in the first quarter of fiscal 1996. This $10.2 million improvement was primarily due to reduced inventory levels and increases in trade accounts payable.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11.1  Computation of earnings per share.

               27.1 Financial data schedule for three month period ended December 31, 1996.

         (b)   Reports on Form 8-K

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Rofin-Sinar Technologies Inc.
                                             -----------------------------------
                                                      (Registrant)




Date: February 14, 1996                        /s/ Gunther Braun
                                             -----------------------------------
                                                   Gunther Braun
                                               Executive Vice President,
                                               Finance and Administration,
                                               and Chief Financial Officer