Form 10-Q/A
period 1996-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 1997-02-21
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Rofin-Sinar Technologies Inc.
                                             -----------------------------------
                                                      (Registrant)




Date: February 20, 1997                        /s/ Gunther Braun
                                             -----------------------------------
                                                   Gunther Braun
                                               Executive Vice President,
                                               Finance and Administration,
                                               and Chief Financial Officer