Form 10-Q
period 1997-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 1997-05-15
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549
	      ------------------------------------------------

			       FORM  10-Q


  (Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

	 For the quarterly period ended March 31, 1997

				    OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934
	 For the transition period from ______ to _______

   Commission file number:  000-21377


		      Rofin-Sinar Technologies Inc.
	 ------------------------------------------------------
	 (Exact name of registrant as specified in its charter)



	     Delaware                                38-3306461
    --------------------------------           --------------------
    (State of other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)


       45701  Mast Street, Plymouth, MI                 48170
    ----------------------------------------         ------------
    (Address of principal executive offices)          (Zip Code)


			   (313) 455-5400
    -----------------------------------------------------------
      (Registrant's telephone number, including area code)


    -----------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X] /  No [ ]

11,510,500 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 13, 1997.

			 ROFIN-SINAR TECHNOLOGIES INC.

				     INDEX


PART I.     FINANCIAL INFORMATION                               Page No.
	 [S]                                                      [C]
	 Item 1
	 ------

	 Condensed Consolidated Balance Sheets
	   March 31, 1997 and September 30, 1996                   3

	 Condensed Consolidated Statements of Income
	   Six months and three months ended
           March 31, 1997 and March 31, 1996                       4

	 Condensed Consolidated Statements of Cash Flows
	   Six months ended March 31, 1997 and March 31, 1996      5

	 Notes to Condensed Consolidated Financial Statements      6


	 Item 2
	 ------

	 Management's Discussion and Analysis of Financial
	   Condition and Results of Operations                     7


PART II.     OTHER INFORMATION                                    14

	     SIGNATURES                                           15

			PART I.  FINANCIAL INFORMATION

		Rofin-Sinar Technologies Inc. and Subsidiaries
	       Condensed Consolidated Balance Sheets (Unaudited)
			   (dollars in thousands)


						     March 31,    September 30,
						       1997           1996
						    ----------      ----------
[S]                                                    [C]              [C]
ASSETS
Current Assets:
  Cash and cash equivalents                         $   8,122       $  34,869
  Short-term investments                               29,228               0
  Trade accounts receivable, net                       33,038          31,235
  Inventories, net (Note 2)                            30,067          34,353
  Deferred income tax assets - current                  2,814           2,779
  Other current assets and prepaid expenses             2,173           1,695
						    ---------       ---------
    Total current assets                              105,442         104,931

Property and equipment, net                            22,209          24,735
Deferred income tax assets - noncurrent                 2,542           3,244
Other noncurrent assets                                   130             142
						    ---------       ---------
    Total assets                                    $ 130,323       $ 133,052
						    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 3)                             $     0     $    18,426
  Bank loans (Note 3)                                  19,042           6,354
  Accounts payable, trade                               8,248           5,508
  Accrued liabilities                                  19,640          20,722
  Deferred income tax liability - current                 504             498
						    ---------       ---------
    Total current liabilities                          47,434          51,508

Pension obligations                                     2,849           3,518
Minority interests                                         23              26
						    ---------       ---------
    Total liabilities                                  50,306          55,052

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0               0
  Common stock, $0.01 par value, 50,000,000
    shares authorized, 11,510,500 issued and
    outstanding                                           115             115
  Additional paid-in-capital                           75,722          75,700
  Cumulative foreign currency translation adjustment    ( 986)          2,185
  Retained earnings                                     5,166               0
						    ---------       ---------
    Total stockholders' equity                      $  80,017        $ 78,000

    Total liabilities and stockholders' equity      $ 130,323       $ 133,052
						    =========       =========

See accompanying notes to condensed consolidated financial statements

	      Rofin-Sinar Technologies Inc. and Subsidiaries
	Condensed Consolidated Statements of Operations (Unaudited)
		  Periods Ended March 31, 1997 and 1996
	   (dollars in thousands, except per share amounts)



				       Six Months             Three Months
				    1997       1996        1997        1996
				----------  ----------  ----------  ----------
[S]                                 [C]         [C]         [C]         [C]

Net sales                        $  67,469   $  53,723   $  33,435   $  29,975
Cost of goods sold                  43,232      33,450      21,311      18,865
				----------  ----------  ----------  ----------

    Gross profit                    24,237      20,273      12,124      11,110

Selling, general, and
    administrative expenses         11,533       9,839       5,651       5,075
Research and development expenses    4,876       3,927       2,719       2,215
				----------  ----------  ----------  ----------

    Income from operations           7,828       6,507       3,754       3,820

Other expense (income):
  Interest expense (income), net    (  451)        538      (  277)        265
  Other expenses (income)           (  393)     (   25)     (  297)     (   48)
				----------  ----------  ----------  ----------

    Income before income taxes       8,672       5,994       4,328       3,603

Income tax expense                   3,506       2,555       1,840       1,599
				----------  ----------  ----------  ----------

    Net income                    $  5,166    $  3,439    $  2,488    $  2,004
				==========  ==========  ==========  ==========

Pro forma net income
    per common share               $  0.45     $  0.40     $  0.21     $  0.23

Weighted average shares used
    in computing pro forma
    net income per share        11,586,430   8,631,578  11,595,528   8,631,578
				==========  ==========  ==========  ==========





See accompanying notes to condensed consolidated financial statements

	       Rofin-Sinar Technologies Inc. and Subsidiaries
	 Condensed Consolidated Statements of Cash Flows (Unaudited)
		   Six Months Ended March 31, 1997 and 1996
			   (dollars in thousands)


						     March 31,       March 31,
						       1997            1996
						    ----------      ----------
[S]                                                     [C]             [C]
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   5,166       $   3,439
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities          1,108       (  11,068)
    Other adjustments                                    1,141             619
						    ----------      ----------
      Net cash provided (used) by
      operating activities                               7,415        (  7,010)
						    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of equipment                       55              82
  Additions to furniture and equipment                  (  681)        ( 1,146)
  Purchases of short term investments                 ( 29,228)             -
						    ----------      ----------

      Net cash used by investing activities           ( 29,854)       (  1,064)
						    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in former parent capital                         -         (  3,204)
  Repayment of former parent loans                     (17,182)             -
  Borrowings from former parent                             -            7,643
  Borrowings from bank                                  13,239           3,093
						    ----------      ----------
      Net cash provided (used) by
      financing activities                             ( 3,943)          7,532
						    ----------      ----------

Effect of foreign currency translation on cash          (  365)             85
						    ----------      ----------
Net decrease in cash and cash equivalents            (  26,747)        (   457)

Cash and cash equivalents at beginning of period        34,869             691
						    ----------      ----------
Cash and cash equivalents at end of period           $   8,122       $     234
						    ==========      ==========




See accompanying notes to condensed consolidated financial statements

		  Rofin-Sinar Technologies Inc. and Subsidiaries
	 Notes to Condensed Consolidated Financial Statements  (Unaudited)
			     (dollars in thousands)

1. The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stock-holders for the year ended September 30, 1996. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2.  Balance Sheet detail:

    Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:

						     March 31,    September 30,
						       1997            1996
						    ----------      ----------
    [S]                                                 [C]             [C]
    Finished Goods                                  $    4,281       $   6,586
    Work in progress                                     6,931           8,027
    Raw materials and supplies                           8,877           8,087
    Demo inventory                                       4,017           5,015
    Service parts                                        5,961           6,638
						    ----------      ----------
      Total inventories, net                        $   30,067      $   34,353
						    ==========      ==========

    Accrued liabilities are comprised of the following:
						     March 31,    September 30,
						       1997            1996
						    ----------      ----------
    [S]                                                 [C]             [C]
    Employee compensation                           $    4,703      $    5,274
    Warranty reserves                                    4,623           4,427
    Deferred revenue                                       617           2,548
    Income taxes payable                                 5,226           3,636
    Customer deposits                                    1,002             402
    Other                                                3,469           4,435
						    ----------      ----------
      Total accrued liabilities                     $   19,640      $   20,722
						    ==========      ==========

3. The line of credit represents intercompany borrowings outstanding from the former parent of $0 and $18,426 at March 31, 1997 and September 30, 1996, respectively. In October 1996 the Company paid off its outstanding line of credit balance. In addition, the Company obtained a one year $25,000 revolving loan facility with Deutsche Bank AG to support its working capital needs. As of March 31, 1997, $ 11,900 was borrowed against this loan facility by the Company's German subsidiary at a fixed interest rate of 3.9 percent. The Company's Italian and French subsidiaries borrowed $1,000 and $142, respectively, under such facilities at a fixed interest rate of 8.5 percent. The Company's Japanese subsidiary had loans with the Bank of Yokohama, Sumitomo Bank, and Deutsche Bank AG totaling $6,000 at March 31, 1997. Interest on the loans is at floating market rates and was 1.3 percent, 1.2 percent, and 1.3 percent, respectively, at March 31, 1997.

4. Certain prior period amounts have been reclassified to conform with the current quarter presentation.

		   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF
		 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include the following:

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

Variability and Uncertainty of Quarterly Operating Results;
Potential Volatility of Stock Price

The Company has experienced and expects to continue to experience some fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its Common Stock to fluctuate, perhaps substantially. Factors which may have an influence on the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, and the introduction of new products by the Company and its competitors. In addition, the Company's backlog at any given time is not necessarily indicative of actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter.

Other factors which the Company believes may cause the market price of Common Stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by the Company or its competitors and developments with respect to intellectual property and shortfalls in the Company's operations relative to analysts' expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the Semiconductor & Electronics industry, may adversely affect the market price of the Company's Common Stock.

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research and development expenses are incurred in German marks, net sales and cost and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $2.2 million credit at September 30, 1996 to a $1.0 million debit at March 31, 1997. This change arose primarily from the strengthening of the U.S. dollar against the German mark, and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Although historically the Company's subsidiaries have not paid dividends, a further area of currency exposure may in the future be represented by the payment of dividends, if any, by the Company's operating subsidiaries in their respective functional currencies.

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

Risks Relating to Sales Growth in CO2 and Nd:YAG Lasers

In recent years, the Company has experienced a period of rapid growth, attributable in large part to the demand for its laser marking products. If the Company is to maintain or increase the rate of growth of its laser sales in the near term, such sales will have to come through increases in market share for the Company's existing products, through the development of new products or through the Company's acquisition of its competitors or their products. To date, a substantial portion of the Company' revenue has been derived from sales of high-powered CO2 laser sources and, more recently, solid state flash lamp-pumped laser sources. The Company intends to devote substantial resources to increasing the output power of its diffusion-cooled CO2 Slab laser sources and to developing diode-pumped Nd:YAG solid state laser products in accordance with market demand. The Company is currently focused on reducing the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing. The Company's diode-pumped lasers, however, are in an early stage of development and are not expected to result in marketable products prior to 1998. A large part of the Company's growth strategy depends upon being able to increase substantially its market share for laser marking products, particularly in the United States. If the Company is unable to implement its strategy of increasing its market share for laser marking products and of expanding its product range to include higher output power diffusion-cooled CO2 Slab lasers and diode-pumped Nd:YAG solid state lasers at attractive prices, it may not be able to achieve its anticipated rate of growth, as a result of which its business, operating results and financial condition could be adversely affected.

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

Conflicting Patents and Other Intellectual Property Rights of Third Parties; Limited Protection of Intellectual Property.

The Company from time to time receives notices from third parties alleging infringement of such parties' patent of other intellectual property rights by the Company's products. While such notices are common in the Company's industry and the Company has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that the Company would in the future prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against the Company or its customers and a license were not made available to the Company on commercially reasonable terms, the Company would be adversely affected.

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

Risks Associated with International Operations

The Company's products are currently marketed in approximately 25 countries, with Germany, the rest of Europe, the United States and the Asia/Pacific region being the Company's principal markets. Sales in the Company's principal markets are subject to risks inherent in international business activities, including, in particular, general economic conditions in each such country, overlap of differing tax structures, management of an organization spread over various jurisdictions, unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations. Other general risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff and freight rates. The business and operations of the Company's principal subsidiary, ROFIN-SINAR Laser GmbH, are primarily subject to the changing economic and political conditions prevailing from time to time in Germany. Although productivity in Germany is generally high, labor costs, corporate taxes and employee benefit expenses are high and weekly working hours are shorter in Germany compared to the rest of the European Union, the United States and Japan.

Overview

Rofin-Sinar is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials.During the second quarter of fiscal year 1996 and fiscal year 1997, respectively, approximately 73% and 76% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 27% and 24% were from sales and servicing of laser products for marking applications.

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

					Six Months             Three Months
				       Ended March 31,        Ended March 31,
				      1997       1996        1997        1996
				  ----------  ----------  ----------  ----------
[S]                                   [C]         [C]         [C]         [C]

Net sales                            100%        100%         100%       100%
Cost of goods sold                    64%         62%          64%        63%
Gross profit                          36%         38%          36%        37%
Selling, general and
  administrative expenses             17%         19%          17%        17%
Research and development expenses      7%          7%           8%         7%
Income from operations                12%         12%          11%        13%
Income before income taxes            13%         11%          13%        12%
Net income                             8%          6%           7%         7%


Net Sales - Net sales of $33.4 million and $67.5 million represent increases of $3.5 million (11%) and $13.7 million (26%) for the three months and six months ended March 31, 1997, respectively, compared to the corresponding periods of fiscal 1996. The improvement resulted from net sales increases of $8.4 million, or 49%, in the United States, and $5.3 million, or 15% in Europe/Asia for the corresponding six month periods as compared to the prior year. The strengthening of the U.S. dollar against foreign currencies resulted in lower net sales of $4.1 million for the six month period. Net sales of laser products for cutting and welding applications for the three and six months periods increased by 17% to $25.5 million, and by 33% to $50.9 million as compared to the same periods for fiscal 1996. Net sales of lasers for marking applications for the three and six month periods decreased by 4% to $7.9 million, and increased by 7% to $16.5 million as compared to fiscal 1996. The strong increase in cutting and welding products is caused mainly by a multiple-unit order of laser welding systems in the automotive industry and their first tier suppliers and by the success the Company's diffusion-cooled CO2-Slab laser is experiencing in the marketplace. The decrease in marking revenue is due to the relatively flat market for marking systems in the semi-conductor industry.

Cost of Goods Sold - Cost of goods sold increased $2.4 million (13%) and $9.8 million (29%) for the three months and six months ended March 31, 1997, respectively, compared to the corresponding periods of fiscal 1996, and reflect the increase in net sales and lower margin multiple-unit laser welding system shipments.

Gross Profit - The Company's gross profit of $12.1 million and $24.2 million for the three months and six months ended March 31, 1997, respectively, represents a $1.0 million and $4.0 million increase in gross profit over the same periods of the prior year. This is due to the significant growth in sales between these two periods. As a percentage of sales over the corresponding three and six month periods gross profit decreased from 37% to 36% and from 38% to 36% as described under cost of goods sold.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $0.5 million (10%) and $1.7 million (17%) for the three months and six months ended March 31, 1997, respectively, compared to the corresponding periods of fiscal 1996. This is due in part to the increased costs of doing business as a public company and the overhead required to support the higher sales levels. As a percentage of sales over the three month period ended March 31, SG&A expenses remained unchanged, while for the six month periods, they decreased from 19% to 17%, further supporting the Company's goal to maintain costs while continuing to grow the business.

Research and Development - The Company spent net $2.7 million and $4.9 million on research and development during the three and six month periods. This represents a 23% and 24% increase in research and development over the same periods of the prior year. The increase in spending was primarily due to the additional expenses for the diode pumped solid state laser program, started in the fourth quarter fiscal 1996, which, subject to the completion of milestones, will continue into fiscal 1998. Gross research and development expenses for the six months were $5.4 million and were reduced by $0.5 million of government grants.

Income from Operations - The Company's income from operations of $3.8 million for the three months ended March 31, 1997 was consistent with the prior year period, while income from operations of $7.8 million for six months represented an increase of $1.3 million, or 20% over the corresponding prior year period. Income from operations was unfavorably affected by $0.5 million for the six month period fiscal 1997 due to the strengthening of the U.S. dollar. The unfavorable effect on net sales was largely offset by corresponding decreases in costs of sales, research and development, and SG&A from the Company's foreign operations.

Income Before Income Taxes - The Company's income before income taxes of $4.3 million and $8.7 million for the three and six months ended March 31, 1997, represent increases of $0.7 million (19%) and $2.7 million (45%) over the corresponding prior year periods. Interest expense declined due to lower interest rates and reduced borrowing in the current period versus the comparable period in the prior year. In addition, the Company benefited from the interest income generated out of the cash-flow during the first six months and on the invested net proceeds from the initial public offering after the purchase of its assets from the Company's former parent.

Income Tax Expense - Income tax expense of $1.8 million and $3.5 million for the three and six month periods ended March 31, 1997 represent effective tax rates of 43% and 40%, respectively, compared to prior year corresponding effective tax rates of 44% and 43%, respectively. This is due to the fact that the Company's U.S. operations represented a greater portion of the consolidated income before income taxes than did the Europe/Asian operations in fiscal 1997, compared to 1996. In addition, a portion of the foreign income was not taxed due to the use of tax loss carryforwards.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $2.5 million and $5.2 million for the three and six month periods ended March 31, 1997, which represent increases of $0.5 million (24%) and $1.7 million (50%) over the comparable prior periods. For the three months ended March 31, 1997 earnings per share equaled $0.21 based upon 11.6 million common shares outstanding as compared to pro-forma earnings per share of $0.23 for the same period of 1996, based on 8.6 million shares outstanding.

Liquidity and Capital Resources
The Company's primary sources of liquidity are cash, cash equivalents and shortterm investments of $34.9 million and $37.4 million at September 30, 1996 and March 31, 1997. In addition, the Company has a $25.0 million revolving loan facility for working capital purposes of which $6.0 was unused and available as of March 31, 1997. Net cash provided by operating activities amounted to $7.4 million for the six months ended March 31, 1997 as compared to ($7.0 million) for the corresponding period of fiscal 1996. This $14.4 million improvement was primarily due to improved net income and favorable fluctuations in accounts receivable, inventory levels, and accounts payable.

		      PART II - OTHER INFORMATION


ITEM 1. Material developments in connection with legal proceedings.

	None.

ITEM 2. Material modification of rights of registrant's securities.

	None.

ITEM 3. Defaults on senior securities.

	None.

ITEM 4. Submission of matters to a vote of security holders.

        On March 18, 1997, the Annual Meeting of Stockholders of Rofin-Sinar Technologies Inc. was held in Livonia, Michigan.

        The following individuals were elected to the Board of Directors of Rofin-Sinar Technologies Inc.:

                    Gunther Braun
                    Ralph Reins

        Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:
                                                 Affirmative    Negative
                                                    Votes         Votes
                                                 -----------   -----------

        1. Ratification of the appointment of     6,508,218          100
           KPMG Peat Marwick LLP as independent
           public accountants for the 1997
           fiscal year.


ITEM 5. Other.

	None.

ITEM 6. Exhibits and Reports on Form 8-K

	(a)   Exhibits

	      11.1    Computation of earnings per share.

	      27.1 Financial data schedule for three month period ended March 31, 1997.

	(b)   Reports on Form 8-K

	      None.

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				       Rofin-Sinar Technologies Inc.
				       ---------------------------------
					       (Registrant)


   Date:   May 15, 1997                 /S/  Gunther Braun
				       ---------------------------------
					     Gunther Braun
					Executive Vice President,
					Finance and Administration, and
					Chief Financial Officer