Form 10-Q
period 1997-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 1997-08-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549
	      ------------------------------------------------

			       FORM  10-Q


  (Mark One)
  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
	 SECURITIES AND EXCHANGE ACT OF 1934

	 For the quarterly period ended June 30, 1997

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

11,510,500 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 13, 1997.

			 ROFIN-SINAR TECHNOLOGIES INC.

				     INDEX


PART I.     FINANCIAL INFORMATION                               Page No.
	 [S]                                                      [C]
	 Item 1
	 ------

	 Condensed Consolidated Balance Sheets
	   June 30, 1997 and September 30, 1996                    3

	 Condensed Consolidated Statements of Income
	   Nine months and three months ended
	   June 30, 1997 and June 30, 1996                         4

	 Condensed Consolidated Statements of Cash Flows
	   Nine months ended June 30, 1997 and June 30, 1996       5

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

	     SIGNATURES                                           15

			PART I.  FINANCIAL INFORMATION

		Rofin-Sinar Technologies Inc. and Subsidiaries
	       Condensed Consolidated Balance Sheets (Unaudited)
			   (dollars in thousands)

						     June 30,    September 30,
						       1997           1996
						    ----------      ----------
[S]                                                    [C]              [C]
ASSETS
Current Assets:
  Cash and cash equivalents                         $   7,213       $  34,869
  Short-term investments                               33,217               0
  Trade accounts receivable, net                       31,569          31,235
  Inventories, net (Note 2)                            29,999          34,353
  Deferred income tax assets - current                  3,113           2,779
  Other current assets and prepaid expenses             1,900           1,695
						    ---------       ---------
    Total current assets                              107,011         104,931

Property and equipment, net                            21,502          24,735
Deferred income tax assets - noncurrent                 2,295           3,244
Other noncurrent assets                                   297             142
						    ---------       ---------
    Total assets                                    $ 131,105       $ 133,052
						    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 3)                             $     0     $    18,426
  Bank loans (Note 3)                                  18,907           6,354
  Accounts payable, trade                               6,668           5,508
  Accrued liabilities (Note 2)                         21,897          20,722
  Deferred income tax liability - current                 563             498
						    ---------       ---------
    Total current liabilities                          48,035          51,508

Pension obligations                                     2,888           3,518
Minority interests                                         28              26
						    ---------       ---------
    Total liabilities                                  50,951          55,052

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0               0
  Common stock, $0.01 par value, 50,000,000  shares
    authorized, 11,510,500 issued and outstanding         115             115
  Additional paid-in-capital                           75,722          75,700
  Cumulative foreign currency translation adjustment  ( 2,360)          2,185
  Retained earnings                                     6,677               0
						    ---------       ---------
    Total stockholders' equity                      $  80,154        $ 78,000

    Total liabilities and stockholders' equity      $ 131,105       $ 133,052
						    =========       =========

See accompanying notes to condensed consolidated financial statements

	      Rofin-Sinar Technologies Inc. and Subsidiaries
	Condensed Consolidated Statements of Operations (Unaudited)
		  Periods Ended June 30, 1997 and 1996
	   (dollars in thousands, except per share amounts)



				       Nine Months            Three Months
				    1997       1996        1997        1996
				----------  ----------  ----------  ----------
[S]                                 [C]         [C]         [C]         [C]

Net sales                        $  98,677   $  83,372   $  31,209   $  29,649
Cost of goods sold                  62,395      51,466      19,163      18,016
				----------  ----------  ----------  ----------

    Gross profit                    36,282      31,906      12,046      11,633

Selling, general, and
    administrative expenses         17,636      15,221       6,103       5,382
Special charge                       1,350           0       1,350           0
Research and development expenses    6,958       5,850       2,083       1,923
				----------  ----------  ----------  ----------

    Income from operations          10,338      10,835       2,510       4,328

Other expense (income):
  Interest expense (income), net    (  662)        790      (  211)        253
  Other expenses (income)           (  590)     (   47)     (  198)     (   23)
				----------  ----------  ----------  ----------

    Income before income taxes      11,590      10,092       2,919       4,098

Income tax expense                   4,913       4,354       1,408       1,799
				----------  ----------  ----------  ----------

    Net income                    $  6,677    $  5,738    $  1,511    $  2,299
				==========  ==========  ==========  ==========

Pro forma net income
    per common share               $  0.57     $  0.66     $  0.13     $  0.27

Weighted average shares used
    in computing pro forma
    net income per share        11,603,100   8,631,578  11,627,965   8,631,578
				==========  ==========  ==========  ==========





See accompanying notes to condensed consolidated financial statements

	       Rofin-Sinar Technologies Inc. and Subsidiaries
	 Condensed Consolidated Statements of Cash Flows (Unaudited)
		   Nine Months Ended June 30, 1997 and 1996
			   (dollars in thousands)


						     June 30,        June 30,
						       1997            1996
						    ----------      ----------
[S]                                                     [C]             [C]
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $   6,677       $   5,738
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities          2,510        (  9,821)
    Other adjustments                                    2,243           3,030
						    ----------      ----------
      Net cash provided (used) by
      operating activities                              11,430        (  1,053)
						    ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of equipment                       55              -
  Additions to furniture and equipment                (  1,265)        ( 1,393)
  Purchases of short term investments                 ( 33,216)             -
						    ----------      ----------

      Net cash used by investing activities           ( 34,426)       (  1,393)
						    ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Decrease in former parent capital                         -         (    941)
  Repayment of former parent loans                    ( 16,735)             -
  Borrowings from former parent                             -            6,921
  Borrowings from bank                                  12,655              -
  Repayments to bank                                        -         (  2,905)
						    ----------      ----------
      Net cash provided (used) by
	 financing activities                         (  4,080)          3,075
						    ----------      ----------

Effect of foreign currency translation on cash          (  580)          (  60)
						    ----------      ----------
Net decrease in cash and cash equivalents            (  27,656)            569

Cash and cash equivalents at beginning of period        34,869             691
						    ----------      ----------
Cash and cash equivalents at end of period           $   7,213       $   1,260
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

2.  Balance Sheet detail:
    Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:

						     June 30,     September 30,
						       1997            1996
						    ----------      ----------
    [S]                                                 [C]             [C]
    Finished Goods                                  $    3,221       $   6,586
    Work in progress                                     7,333           8,027
    Raw materials and supplies                           8,927           8,087
    Demo inventory                                       4,193           5,015
    Service parts                                        6,325           6,638
						    ----------      ----------
      Total inventories, net                        $   29,999      $   34,353
						    ==========      ==========

    Accrued liabilities are comprised of the following:
						    June 30,      September 30,
						       1997            1996
						    ----------      ----------
    [S]                                                 [C]             [C]
    Employee compensation                           $    5,057      $    5,274
    Warranty reserves                                    4,662           4,427
    Deferred revenue                                       675           2,548
    Income taxes payable                                 5,803           3,636
    Customer deposits                                    1,272             402
    Other                                                4,428           4,435
						    ----------      ----------
      Total accrued liabilities                     $   21,897      $   20,722
						    ==========      ==========

3. The line of credit represents intercompany borrowings outstanding from the former parent of $0 and $18,426 at June 30, 1997 and September 30, 1996, respectively. In October 1996 the Company paid off its outstanding line of credit balance. In addition, the Company obtained a one year $25,000 revolving loan facility with Deutsche Bank AG to support its working capital needs. As of June 30, 1997, $ 11,468 was borrowed against this loan facility by the Company's German subsidiary at a fixed interest rate of 3.9 percent. The Company's Italian subsidiary borrowed $852 under such facility at a fixed interest rate of 8.0 percent. The Company's Japanese subsidiary had loans with the Bank of Yokohama, Sumitomo Bank, and Deutsche Bank AG totaling $6,587. Interest on the loans is at floating market rates and was 1.3 percent, 1.2 percent, and 1.3 percent, respectively, at June 30, 1997.

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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research and development expenses are incurred in German marks, net sales and cost and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $2.2 million credit at September 30, 1996 to a $2.4 million debit at June 30, 1997. This change arose primarily from the strengthening of the U.S. dollar against the German mark, and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Although historically the Company's subsidiaries have not paid dividends, a further area of currency exposure may in the future be represented by the payment of dividends, if any, by the Company's operating subsidiaries in their respective functional currencies.

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

Overview

Rofin-Sinar is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the third quarter of fiscal year 1996 and fiscal year 1997, respectively, approximately 71% and 70% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 29% and 30% were from sales and servicing of laser products for marking applications.

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

					Nine Months            Three Months
				       Ended June 30,        Ended June 30,
				      1997       1996        1997        1996
				  ----------  ----------  ----------  ----------
[S]                                   [C]         [C]         [C]         [C]
Net sales                            100%        100%         100%       100%
Cost of goods sold                    63%         62%          61%        61%
Gross profit                          37%         38%          39%        39%
Selling, general and
  administrative expenses             18%         18%          20%        18%
Research and development expenses      7%          7%           7%         6%
Special charge                         1%          0%           4%         0%
Income from operations                11%         13%           8%        15%
Income before income taxes            12%         12%           9%        14%
Net income                             7%          7%           5%         8%

Net Sales - Net sales of $31.2 million and $98.7 million represent increases of $1.6 million (5%) and $15.3 million (18%) for the three months and nine months ended June 30, 1997, respectively, compared to the corresponding periods of fiscal 1996. The improvement resulted from net sales increases of $8.4 million, or 31%, in the United States, and $7.0 million, or 13% in Europe/Asia for the corresponding nine month period as compared to the prior year. The strengthening of the U.S. dollar against foreign currencies resulted in lower net sales of $6.4 million for the nine month period. Net sales of laser products for cutting and welding applications for the three and nine month periods increased by 4% to $21.9 million and by 23% to $72.8 million as compared to the same periods for fiscal 1996. Net sales of lasers for marking applications for the three and nine month periods increased by 9% to $9.3 million and increased by 8% to $25.8 million as compared to fiscal 1996. The strong increase in cutting and welding products is caused mainly by major orders for laser welding systems in the automotive industry and by the success the Company's diffusion-cooled CO2-Slab laser is experiencing in the marketplace.

Cost of Goods Sold - Cost of goods sold increased $1.2 million (6%) and $11.0 million (21%) for the three months and nine months ended June 30, 1997, respectively, compared to the corresponding periods of fiscal 1996, and reflect the increase in net sales and lower margin multiple-unit laser welding system shipments.

Gross Profit - The Company's gross profit of $12.0 million and $36.3 million for the three months and nine months ended June 30, 1997, respectively, represents a $0.4 million and $4.4 million increase in gross profit over the same periods of the prior year. This is due to the significant growth in sales between these two periods. As a percentage of sales, gross profit remained unchanged at 39% and decreased from 38% to 37% over the corresponding period from the prior year, as described under cost of goods sold.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $0.7 million (13%) and $2.4 million (16%) for the three months and nine months ended June 30, 1997, respectively, compared to the corresponding periods of fiscal 1996. This is due in part to the cost for the Munich laser trade fair in June and a specific provision for a customer bad debt, as well as the increased costs of doing business as a public company and the overhead required to support the higher sales levels. As a percentage of sales over the three month period ended June 30, SG&A expenses increased from 18% to 20%, while for the nine month period they remained unchanged at 18%.

Research and Development - The Company spent net $2.1 million and $7.0 million on research and development during the three and nine month periods. This represents a 8% and 19% increase in research and development over the same periods of the prior year. The increase in spending was primarily due to the additional expenses for the diode pumped solid state laser program, started in the fourth quarter fiscal 1996, which, subject to the completion of milestones, will continue into fiscal 1998. Gross research and development expenses for the nine months were $7.8 million and were reduced by $0.8 million of government grants.

Special Charge - In the third quarter of fiscal 1997, the Company's results reflect a special charge for a settlement of $1.4 million, or 4.3% of net sales, related to a customer dispute arising out of the use of one of the Company's existing products in a newly developed customer application.

Income from Operations - The Company's income from operations of $2.5 million for the three months ended June 30, 1997 represents a decrease of $1.8 million (42%) from the prior year period, while income from operations of $10.3 million for nine months represented a decrease of $0.5 million, or 5% from the corresponding prior year period. Income from operations was unfavorably affected by the special charge of $1.4 million, discussed above, and by $0.9 million for the nine month period fiscal 1997 due to the strengthening of the U.S. dollar. These two unfavorable factors for the nine month period were largely offset by the favorable impact of gross profit created by higher net sales versus the comparable period in the prior year.

Income Before Income Taxes - The Company's income before income taxes of $2.9 million and $11.6 million for the three and nine months ended June 30, 1997, represents a decrease of $1.2 million (29%) and an increase of $1.5 million (15%) over the corresponding prior year periods. Interest expense declined due to lower interest rates and reduced borrowing in the current period versus the comparable period in the prior year. In addition, the Company benefited from the interest income generated out of the cash-flow during the first nine months and on the invested net proceeds from the initial public offering after the purchase of its assets from the Company's former parent.

Income Tax Expense - Income tax expense of $1.4 million and $4.9 million for the three and nine month periods ended June 30, 1997 represent effective tax rates of 48% and 42%, respectively, compared to prior year corresponding effective tax rates of 44% and 43%, respectively. The increase in the effective rate for the three months ended June 30, 1997 is due to the fact that the Company's U.S. operations represented a lesser portion of the consolidated income before income taxes than did the Europe/Asian operations in fiscal 1997, compared to 1996. This was partially offset by the favorable impact of certain foreign income which was not taxed due to the use of tax loss carryforwards.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $1.5 million and $6.7 million for the three and nine month periods ended June 30, 1997, which represent a decrease of $0.8 million (34%) and an increase of $0.9 million (16%) over the comparable prior periods. For the three months ended June 30, 1997 earnings per share equaled $0.13 based upon 11.6 million common shares outstanding as compared to pro-forma earnings per share of $0.27 for the same period of 1996, based on 8.6 million shares outstanding.

Liquidity and Capital Resources
The Company's primary sources of liquidity are cash, cash equivalents and short-term investments of $34.9 million and $40.4 million at September 30, 1996 and June 30, 1997. In addition, the Company has a $25.0 million revolving loan facility for working capital purposes of which $7.2 was unused and available as of June 30, 1997. Net cash provided (used) by operating activities amounted to $11.4 million for the nine months ended
June 30, 1997 as compared to ($1.1 million) for the corresponding period of fiscal 1996. This $12.5 million improvement was primarily due to improved net income and favorable fluctuations in accounts receivable and inventory levels.

		      PART II - OTHER INFORMATION


ITEM 1. Material developments in connection with legal proceedings.

	None.

ITEM 2. Material modification of rights of registrant's securities.

	None.

ITEM 3. Defaults on senior securities.

	None.

ITEM 4. Submission of matters to a vote of security holders.

	None.

ITEM 5. Other.

	None.

ITEM 6. Exhibits and Reports on Form 8-K

	(a)   Exhibits

	      11.1    Computation of earnings per share.

	      27.1 Financial data schedule for three month period ended June 30, 1997.

	(b)   Reports on Form 8-K

	      The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1997:

	      Current Report on Form 8-K, dated July 17, 1997, included information relating to Rofin-Sinar Technology Inc's third-quarter announcement of the signing of a purchase agreement to acquire 80% of the stock of DILAS Diodenlaser, subject to the completion of due diligence.

				SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


				       Rofin-Sinar Technologies Inc.
				       ---------------------------------
					       (Registrant)


   Date:   August 14, 1997                 /S/  Gunther Braun
				       ---------------------------------
					     Gunther Braun
					Executive Vice President,
					Finance and Administration, and
					Chief Financial Officer