Form 10-K
period 1997-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 1997-12-29
CIK 1019361

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1997

                     Commission file number: 000-21377

                       Rofin-Sinar Technologies Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


            Delaware                                          38-3306461
-------------------------------                          -------------------
(State of other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)



   45701 Mast Street, Plymouth, MI                               48170
--------------------------------------                         ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (313) 455-5400

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the Nasdaq National Market on December 26, 1997) was approximately $142,494,413.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

11,514,700 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 26, 1997.

                       Documents Incorporated by Reference
                       -----------------------------------

Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held in March 1998 are incorporated by reference herein at Part III, Items 10 - 13.

                                TABLE OF CONTENTS


            Item                                                       Page
            ----                                                       ----

PART I.     1.  Business                                                 3

            2.  Properties                                              13

            3.  Legal Proceedings                                       13

            4.  Submission of Matters to a Vote of Security Holders     13

PART II.    5.  Market for Registrant's Common
                Equity and Related Stockholder Matters                  14

            6.  Selected Financial Data                                 15

            7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations           16

            7A. Qualitative and Quantitative Disclosures about
                Market Risk                                             20

            8.  Consolidated Financial Statements and
                Supplementary Data                                      20

            9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                  20

PART III.   10. Directors and Executive Officers of the Registrant      20

            11. Executive Compensation                                  20

            12. Security Ownership of Certain
                Beneficial Owners and Management                        20

            13. Certain Relationships and Related Transactions          20

PART IV.    14. Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K                      21


SIGNATURES                                                              23

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

Item 1.     Business

Company Overview

Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or the "Company") was incorporated in Delaware on July 19, 1996. On September 30, 1996, Rofin-Sinar Technologies Inc. consummated an initial public offering of its common stock ("IPO"). Prior to the IPO, the common stock of Rofin-Sinar, a newly formed holding company, Rofin-Sinar Inc. ("RSI") and Rofin-Sinar Laser GmbH ("RSL") were each owned directly or indirectly by Siemens AG ("Siemens"). RSL includes the consolidated accounts of its 99.97% owned subsidiary, Rofin-Sinar France S.A.; its 90.65% owned subsidiary Rofin-Sinar Italiana S.r.l.; and its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation). Concurrent with the IPO, the stock of RSI and RSL (together, the "Rofin-Sinar Group"), including all business operations, assets and liabilities, were sold to the Company in a reorganization.

Rofin-Sinar designs, develops, engineers, manufactures and markets laser products for cutting, welding and marking a wide range of industrial materials. Lasers are a non-contact technology for material processing which have several advantages that are desirable in industrial applications. The Company believes it has a worldwide market share (based on sales volume) of approximately 20% for laser products used for cutting and welding applications and that it is among the largest suppliers of laser products used for marking applications in Europe and the Asia/Pacific region (other than Japan). Over 80% of the Company's sales in fiscal 1997 were made to existing customers. The Company has sold more than 5,000 laser sources since 1975 and currently has over 1,500 active customers (including multinational companies with multiple facilities purchasing from the Company). During both fiscal 1996 and fiscal 1997, approximately 72% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 28% were from sales and servicing of laser products for marking applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser solutions to three principal target markets for material processing lasers: the Machine Tool, Automotive and Semiconductor & Electronics industries. The Company sells directly to industrial end-users, to OEMs (principally in the Machine Tool industry) who integrate Rofin-Sinar's laser sources with other system components, and to distributors. Many of Rofin-Sinar's customers are among the largest global participants in their respective industries. During 1996 and 1997 fiscal years respectively, 34% and 35% of the Company's sales were in North America, and 66% and 65% in Europe/Asia.

In August 1997, Rofin-Sinar acquired 80% of the common stock of Dilas Diodenlaser GmbH ("Dilas"), a German limited liability company based in Mainz, Germany. Dilas designs and manufactures diode lasers and components for a wide range of material processing applications and sells them to the machine tool, automotive and semiconductor and electronic industries, as well as to the research, measurement and medical instruments industries.

The Company's Laser Products

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications: (1) cutting; (2) welding; and (3) marking. Rather than offering standardized laser systems, the Company works directly with its customers to develop and customize optimal solutions for their manufacturing requirements. In developing its laser solutions, the Company offers customers its expertise in: (i) product development and manufacturing services based on over 20 years of laser technology experience and applications know-how; (ii) application and process development (i.e., developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes); (iii) system engineering (i.e., advising customers on machine design, including tooling, automation and controls for customers in need of "turn-key" solutions); and (iv) extensive after-sales support of its laser products (including technical support, field service, maintenance and training programs, and rapid spare parts delivery).

The following table sets forth the Company's net sales of laser products used for cutting and welding applications and of laser products used for marking applications in fiscal 1996 and 1997:

                                                       September 30,
                                                  ----------------------
            Product Category *                      1996         1997
            ------------------------------        ---------    ---------
                                                      (in thousands)
            Lasers for cutting and welding        $ 83,473     $ 93,452
            Laser marking products                  32,430       35,941
                                                  ---------    ---------
            Total sales, net                      $115,903     $129,393
                                                  =========    =========


* For each product category, net sales includes sales of services (including training, maintenance and repair) and spare parts.

The Company from time to time reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business.

Laser Products for Cutting and Welding

The laser sources sold by the Company consist of a laser head
(containing the lasing medium, resonator, source of excitation, resonator mirrors and cooling mechanism), power supply and microcontroller (for control and monitoring). For a more detailed discussion of the components of a laser source, see "- Laser Technology." Products are offered in different configurations and utilize different design principles according to the desired application. The Company's engineers and other technical experts work directly with the customer in the Company's applications centers to develop and customize the optimal solution for the customer's manufacturing requirements.

The Company's family of CO2 laser products for cutting and welding and their principal markets and applications are as discussed below.

     Laser Series         Power Range        Mode of Excitation
     -----------------    --------------    ---------------------
     RS DC Slab Series    1.5kW - 2.5kW     High Frequency
     RS HF Series         4.0kW - 8.0kW     High Frequency
     RS SM Series         700W  - 2.0kW     Direct Current


Rofin-Sinar introduced its diffusion-cooled RS DC Slab Series laser in mid-1995 and to date has shipped over 150 units. The Company believes that it is the only laser manufacturer of diffusion-cooled slab-based lasers in the high-power range. In this laser design, a high frequency (HF) excited gas discharge occurs between two water-cooled electrodes which have a large surface area that permits maximum heat dissipation. The core diffusion-cooled technology is protected by two patents and the Company has exclusive license rights to this technology on a worldwide basis for the range above 500 W for material processing applications. The Company's current focus with respect to its Slab Series lasers is on increasing their power output and reducing their manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

The Company's RS HF Series lasers combine proven cross-flow design principles with modern high-frequency (HF) discharge excitation technology. Since its introduction in fiscal 1995, the Company has shipped this product predominantly to customers in the automotive industry and their sub-suppliers in the United States and Europe, where it has been used in a significant number of welding applications, including transmissions, tailored blanks and many other car parts and components. In fiscal 1997 the Company has increased the output power of this product to 8kW. The automotive industry is the principal market for the HF Series laser.

The Company's SM Series fast axial flow CO2 laser is used for both cutting and welding applications. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. Due to the potential to reduce the manufacturing cost of the Slab lasers, the Company intends over the next two years to replace the SM-Series product family with the Slab-Series laser. SM-Series products are used primarily by the machine tool industry.

The Company's family of Nd:YAG laser products for cutting and welding and their principal markets are discussed below.

     Laser Series         Power Range        Mode of Excitation
     -----------------    --------------    ---------------------
     RS P-Series          50W - 1kW         Flash Lamp
     RSY CW-Series        1kW - 2.5kW       Flash Lamp


The Company's RSY P-Series of pulsed Nd:YAG lasers are designed to meet the requirements of a wide range of welding and cutting applications. Their high peak power, flexible fiber-optic beam delivery system, and small focused beam spot size allow these lasers to be successfully applied in many cutting and welding applications. The RSY lasers' pulse shaping capability (achieved through programming of the power supply) makes these lasers particularly well suited to the processing of metallurgically difficult materials such as aluminum and its different alloys. Principal markets for these lasers are the automotive and precision welding markets.

Rofin-Sinar's RSY CW Series of continuous wave Nd:YAG lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well suited for integration into complex production systems. The key competitive advantages of the CW-Series lasers are their pulse shaping capability and multiple power output configurations. These configurations include continuous wave and pulsed power ramping modes separately or in combination with each other, which allows the Company to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the CW-Series laser such as the simple resonator design, easy to access power supply and highly durable ceramic pumping chambers are designed with a view to long service intervals and therefore low maintenance costs. These lasers are used principally in the automotive industry.

The Company is actively engaged in the development of diode-pumped solid-state Nd:YAG lasers through a joint research program with the Fraunhofer Institute for Laser Technology as well as through a second program sponsored by the Bavarian Government. The Company's objective is to develop diode-pumped lasers capable of performing industrial material processing applications (e.g. car body welding), more rapidly than previously possible and at reduced operating and maintenance costs. Such lasers also have potential for use in marking applications, where they could be developed in much more compact systems. See "-Research and Development."

As a result of the Company's acquisition in August 1997 of Dilas, the Company's laser product offerings were extended to include a family of Diode laser products for welding and soldering, the principal markets for which are discussed below.

     Laser Series         Power Range        Mode of Excitation
     -----------------    --------------    ---------------------
     Diode lasers         10-2000W          Direct Current

The Company's DY-Series of Diode lasers are designed to meet the requirements of a wide range of welding and soldering applications. The Company's high power laser diodes can be stacked into arrays achieving output powers in the multiple kilowatt range, suitable for welding and soldering of plastics and thick metals. These lasers can be integrated into a wide range of both fixed optic and fiber-optic beam delivery systems. Principal markets for these lasers, besides the automotive, machine tool and semiconductor and electronic markets, are the medical device and research markets.

Laser Marking Products

The Company's family of laser marking products is as follows:


     Laser Series         Power Range        Mode of Excitation
     -----------------    --------------    ---------------------
     PowerLine;
       CombiLine;
       S-Line             25W - 130W        Flash Lamp
     Diode Markers         3W  - 50W         Laser diodes


PowerLine - The Company's standard PowerLine laser marking product consists of a Nd:YAG laser in the range of 25 to 130W, galvo-head, personal computer with Pentium processor, and Rofin-Sinar's proprietary Laser Work Bench software. The modular design of the PowerLine marker enables customers to order the most suitable configuration for their production process or system (e.g. OEM customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the end user). The PowerLine marker's Nd:YAG laser incorporates a dual lamp ceramic cavity design using "long-life" lamps (guaranteed to provide 1,200 hours usage) which results in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company's proprietary Laser Work Bench software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 600 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines.

CombiLine - Built on a modular design, the CombiLine consists of a PowerLine laser marker that can be combined with a variety of parts handling systems developed by the Company. The parts handling options include motor driven positioning tables, foil handling systems for marking labels, conveyor belts and pick-and-place systems, allowing the CombiLine to be customized as a turn-key system.

S-Line - The S-Line is targeted for the low-end laser marking segment in North America and Europe currently served by a number of smaller regional competitors. This product is a lower-cost, more standardized version of the Company's PowerLine product with the same basic software but fewer features and options. The Company introduced this product in June 1997.

Diode Markers - The Diode Marker products are based on the PowerLine model but utilize laser diodes, in place of flash-lamps, to pump the Nd:YAG rod. The laser diodes, with their guarantee to provide 5,000 hours usage, offer significantly higher up-time for customers. The main application is marking of plastics in the semiconductor and electronics industries. This product was introduced in June 1997.

Applications Development


In addition to manufacturing and selling laser sources for cutting and welding and laser marking products, the Company also develops in its applications centers laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. More than 20 years' laser technology experience and know-how are embodied in the Company's applications groups, developed as a result of its participation in a broad range of industrial markets.

Markets and Customers

Rofin-Sinar's laser products and systems are currently sold to three principal industrial markets: the Machine Tool, Automotive and Semiconductor & Electronics industries. The following table sets forth the distribution of the Company's total sales among the Company's principal markets:

Principal Market  Fiscal 1996  Fiscal 1997  Primary Applications
----------------  -----------  -----------  ------------------------------
Machine Tool          31%          28%       Cutting
Automotive            27%          29%       Welding and component marking
Semiconductor &
   Electronics        15%          14%       Marking of integrated circuits
                  -----------  -----------
                      72%          71%


The remaining 28% and 29%, respectively, of sales in fiscal 1996 and fiscal 1997 were attributable to customers in a wide variety of other industries (including aerospace, consumer goods, medical device manufacturers, job shops, universities and institutes). No one customer accounted for over 10% of total sales in any of such periods.

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

The Company has 27 direct sales engineers operating in 12 countries, 16 persons are dedicated to marketing CO2 and Nd:YAG lasers for cutting and welding and 11 dedicated to marketing of the laser marking products. In addition, Rofin-Sinar has 12 independent distributors and agents marketing the Company's welding and cutting laser products and laser marking products in Australia, Brazil, Denmark, Israel, the Philippines, the People's Republic of China, Portugal, Singapore, South Korea, Spain, Sweden and Taiwan.

The Company directs its worldwide sales and marketing of cutting and welding lasers from its offices in Hamburg, Germany. Worldwide sales and marketing of laser marking products is directed from the Company's offices in Gunding-Munich, Germany. U.S. sales of the Company's cutting and welding laser products are managed out of its Plymouth, Michigan facility. The sales office in Phoenix, Arizona supports the expansion of the Company's laser marking business in the North American market. In Europe, Rofin-Sinar also maintains sales and service offices in Italy, France, the United Kingdom and Belgium. A sales office is maintained in California to cover the Asia/Pacific region (other than Japan); the Company intends to open a sales office in that region in fiscal 1998. Subsequent to the end of the 1997 fiscal year, the Company closed the California sales office. In Japan, the Company's principal distributor is its joint venture with Marubeni Corporation and Nippei Toyama Corporation.

Customer Service and Replacement Parts

During both fiscal 1996 and fiscal 1997 approximately 23% of the Company's revenues were generated from sales of after-sale services and replacement parts for its laser products. The Company believes that a high level of customer support is necessary to develop successfully and maintain long-term relationships with its OEM and end-user customers in its laser products and laser marking systems business. This close relationship is maintained as customer needs change and evolve. Recognizing the importance of its existing and growing installed base, the Company follows its customers into new geographic regions by providing local service and support. Rofin-Sinar has over 115 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's distributors also provide customer service and support.

Many of Rofin-Sinar's laser products are operated 24 hours a day in high speed, quality oriented manufacturing operations. Accordingly, in fiscal 1994 the Company successfully launched 24 hour, year-round service support to its U.S. and German customers and eight hour response time for its major customers. This support includes field service personnel who reside in close proximity to the Company's installed base. Rofin-Sinar plans to adopt similar service support elsewhere. The Company provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems. The Company also offers regularly scheduled and intensive training programs and customized maintenance contracts for its customers.

Of Rofin-Sinar's customer service personnel, approximately 85 employees operate in the field in 40 countries. Field service personnel are also involved in the installation of the Company's systems.

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

Competition

Laser Products for Cutting and Welding

The market for laser products and systems is fragmented, and includes a large number of competitors, many of which are small or privately owned or which compete with Rofin-Sinar on a limited geographic, industry-specific or application-specific basis. The Company also competes in certain target markets with competitors which are part of large industrial groups and have access to substantially greater financial and other resources than the Company. Competition among laser manufacturers includes attracting and retaining qualified engineering and technical personnel. The overall competitive position of the Company will depend upon a number of factors, including product performance and reliability, customer support, manufacturing quality, the compatibility of its products with existing laser systems, and the ability to successfully develop products utilizing the emerging technologies of diode lasers and diode-pumped solid-state lasers.

Rofin-Sinar believes it is among the top three suppliers of laser sources in the worldwide market for cutting and welding applications. Companies such as Trumpf, Fanuc and PRC (for CO2 lasers, Haas and Lumonics (for Nd:YAG lasers) and Optopower and SDL (for diode lasers)compete in certain of the markets in which Rofin-Sinar operates. However, in the Company's opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Rofin-Sinar. Only Trumpf/Haas has a product range and worldwide presence similar to those of the Company. The Company believes that it has a competitive advantage over such companies due to its exclusive access (for material applications) to the patented diffusion-cooling technology incorporated in its CO2 slab lasers.

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

The Company's products compete in the laser marking market with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company believes that its principal competitors in the laser marking market include Baasel, General Scanning, Excel Technology and Lumonics.

Rofin-Sinar also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting and marking. The Company believes that as industries continue to modernize, seek to reduce production costs and require more precise and flexible manufacturing, the features of laser-based systems will become more desirable than systems incorporating conventional manufacturing techniques and processes. Advances in fiber-optic beam delivery systems, improvements in reliability and introduction of higher-power CO2 lasers, diode lasers, and diode-pumped lasers capable of performing heavy industrial material processing applications, as well as marking applications, more rapidly than previously possible are expected to result in increased acceptance of laser applications by industrial users.

Manufacturing and Assembly

Rofin-Sinar manufactures and tests its CO2 and Nd:YAG laser products for cutting and welding at its Hamburg, Germany and Plymouth, Michigan facilities. The Company's laser marking products are manufactured and tested at its facilities in Gunding-Munich, Germany. The diode laser products are manufactured and tested at the Mainz, Germany facilities. The Company's joint venture in Japan performs assembly and testing of SM-Series CO2 lasers.

Given the competitive nature of the laser business, the Company focuses substantial efforts on maintaining and enhancing the efficiency and quality of its manufacturing operations. The Company utilizes just-in-time and cell-based manufacturing techniques to reduce manufacturing cycle times and inventory levels, thus enabling it to offer on-time delivery and high quality products to its customers.

Rofin-Sinar's in-house manufacturing includes only those manufacturing operations which are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company's finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. The Company minimizes the number of suppliers and component types but, wherever practicable, it has at least two sources of supply for key items. The Company has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. Roots blowers (used to accelerate gas flow in its SM Series fast axial flow CO2 lasers) and micro-optics (used in diode laser stacking technology) are the only component the Company purchases from a single supplier. The Company has no reason to believe it could not purchase such components from alternative sources of supply on comparable terms. Rofin-Sinar is not dependent on any supplier and has not experienced any difficulty in obtaining necessary materials and components.

Rofin-Sinar is committed to meeting internationally recognized manufacturing standards. In 1995, the Company's Hamburg facility received ISO 9001 certification. During fiscal 1997 both the Plymouth and Gunding-Munich facilities obtained their ISO 9001 certification.

The Company's production is controlled by production planning software.
By reducing the variety of products and options, designing new products on a modular concept, reducing the number of vendors and the depth of production through outsourcing, the Company has been able to reduce its manufacturing costs significantly over the last three years and improve its production efficiency.

Research and Development

During fiscal 1995, 1996 and 1997, Rofin-Sinar spent $6.7 million, $9.3 million and $9.7 million, respectively, on research and development. In addition, the Company received funding under government grants totaling $1.4 million, $0.8 million and $0.9 million in fiscal 1995, 1996 and 1997, respectively.

Rofin-Sinar's research and development activities are directed at meeting customers' manufacturing needs and application processes. Core competencies include CO2 gas lasers, Nd:YAG solid state lasers and diode lasers, precision optics, electronic power supplies, fiber optics, beam delivery, control interfaces, software programming and systems integration. The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

The Company's research and development activities are carried out in four centers in Hamburg, Gunding-Munich and Mainz, Germany and Plymouth, Michigan and are centrally coordinated and managed. Rofin-Sinar maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for "Technische Physik" of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden and the Laser Center in Hanover, and elsewhere around the world, including the University of Alberta in Canada. Such relationships include funding of research, joint development programs, personnel exchange programs and licensing of patents developed at such institutes.

In September 1996, the Company agreed on a research program with the Fraunhofer Institute for Laser Technology to develop a modular 5 kW diode-pumped Nd:YAG laser. Under this arrangement, the total project budget to be spent by both parties is approximately DM6.5 million. In fiscal 1997 outlays by the Company for this project totaled DM2.8 million. Under the terms of the collaboration, the Company will be granted access to technology already developed by the Fraunhofer Institute. The Company anticipates that the project's development and manufacturing scale-up efforts will occur over a five-year period. No assurance can be given that the collaboration with the Fraunhofer Institute will be successful.

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

Rofin-Sinar protects its intellectual property in a number of ways including, in certain circumstances, through patents. The Company has sought patent protection primarily in Germany and the United States. Some patents have also been registered in other jurisdictions including Great Britain, France, Italy and Japan. The Company currently holds 41 separate patents for inventions relating to lasers, processes and power supplies which expire from 1998 to 2016. In addition, Rofin-Sinar requires its employees and certain of its customers, suppliers, distributors, agents and consultants to enter into confidentiality agreements to further safeguard the Company's intellectual property.

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

In July 1996, the Company received notice of an opposition filed by a competitor in the European Patent Office ("EPO") which challenges on a number of grounds one of the two third-party patents licensed by the Company covering certain aspects of its diffusion-cooled CO2 Slab laser. The U.S.- issued counterpart of this patent was previously the subject of a reexamination proceeding in the U.S. Patent and Trademark Office ("PTO") at the conclusion of which the patent was upheld. While the decision of the PTO is not binding on the EPO, based on the outcome of the U.S. reexamination proceeding and management's review of the arguments made in the notice of opposition, the Company believes that such notice of opposition is without substantial merit. The Company intends to defend the EPO opposition proceeding vigorously.

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

Order Backlog

The Company's order backlog was $35.9 million at the end of fiscal 1996 and $29.1 million at the end of fiscal 1997. The Company's order backlog, which contains relatively little service, training and spare parts represents approximately three months of laser shipments. The decline in the Company's order backlog from September 30, 1996 to September 30, 1997 was primarily attributable to lower order entry in the fourth quarter of fiscal 1997 due to a relatively flat automotive welding market in the United States and by the introduction in such period of the second generation of the Company's Slab series lasers, which resulted in delays in orders by European OEM customers. The strengthening of the U.S. dollar had an additional negative impact of approximately $2 million on year to year order backlog.

An order is booked by Rofin-Sinar when an unconditional purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range 8-12 weeks from the date an order is placed. During fiscal 1997, as the rate of order intake for laser marking products increased substantially, average delivery dates for such products were for a time extended by approximately four weeks, but then returned to normal delivery times. Orders in backlog are firm, but are subject to cancellation or rescheduling by the customer. The Company's backlog on any particular date is not necessarily indicative of actual sales for any future period.

The Company anticipates shipping the present backlog during fiscal 1998.
In the event that the Company's marketing activities in the United States related to its laser marking systems result in additional demand for such systems, the Company will require added manufacturing capacity in the United States. If the Company is able to implement anticipated improvements in the product design and manufacturing of its diffusion-cooled CO2 Slab lasers which would enable it to offer such lasers at more attractive prices. The Company anticipates that it will require expanded manufacturing capacity in fiscal 1999 in order to satisfy the resulting increase in demand for such products. The Company estimates that the total capital expenditures required to add such manufacturing capacity in the United States and Europe would be in the range of $500,000 to $750,000.

Laser Technology

The term "laser" is an acronym for "Light Amplification by Stimulated Emission of Radiation." Lasers were first developed in the early 1960s in the United States. A laser consists of an active lasing medium that gives off its own light (radiation) when excited, an optical resonator with a partially reflective output mirror at one end, a fully reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium, and an external energy source used to excite the lasing medium. A laser works by causing the energy source to excite (pump) the lasing medium which converts the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons, as they are reflected between the two mirrors which form the resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through an output port or "window." By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. The laser produces light from the lasing medium to achieve the desired intensity, uniformity and wavelength through a series of reflective mirrors. The heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology.

Employees

At September 30, 1997, Rofin-Sinar had 500 full time employees, of which 345 were in Germany, 105 were in the United States, 13 in France, 16 in Italy and 21 in Japan.

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

Variability and Uncertainty of Quarterly Operating Results; Potential Volatility of Stock Price

The Company has experienced and expects to continue to experience some fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its Common Stock to fluctuate, perhaps substantially. Factors which may have an influence on the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost-effective and timely basis, the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities, and the introduction of new products or product enhancements by the Company and its competitors. In addition, the Company's backlog at any given time is not necessarily indicative of actual sales for any succeeding period. The Company's sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Accordingly, the Company's results of operations are subject to significant variability from quarter to quarter. See "Business-Order Backlog."

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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $5.4 million credit at September 30, 1995 to a $2.2 million credit at September 30, 1996 and from the $2.2 million credit at September 30, 1996 to a $2.8 million debit at September 30, 1997. These changes arose primarily from the strengthening of the U.S. dollar against such foreign currencies during the fiscal 1995-1997 period, and reflect the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Although historically the Company's subsidiaries have not paid dividends, a further area of currency exposure may in the future be represented by the payment of dividends by the Company's operating subsidiaries in their respective functional currencies.

The Company has implemented a policy to hedge up to 50% of its net foreign currency exposure on sales transactions utilizing forward exchange contracts. The Company has also implemented a policy to continue to borrow in each operating subsidiary's functional currency to reduce exposure to exchange gains and losses. There can be no assurance that changes in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

The laser industry is characterized by significant price competition.
The Company's current and proposed laser products compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than the Company. The Company believes that this competition will intensify in the CO2, diode laser and Nd:YAG solid state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that the Company will successfully differentiate its current and proposed products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products. With respect to the Company's laser marking products, because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and the Company expects new competitive product entry in this market. To maintain its competitive position in this market, the Company believes that it will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position, or that its products will receive market acceptance. See "Business-Competition."

Risks Relating to Sales Growth in CO2, Nd:YAG Lasers and Diode lasers

In recent years, the Company has experienced a period of rapid growth, attributable in large part to the demand for its laser marking products. If the Company is to maintain or increase the rate of growth of its laser sales in the near term, such sales will have to come through increases in market share for the Company's existing products, through the development of new products or through the Company's acquisition of its competitors or their products. To date, a substantial portion of the Company's revenue has been derived from sales of high-powered CO2 laser sources and, more recently, solid state flash lamp-pumped laser sources. The Company intends to devote substantial resources to increasing the output power of its diffusion-cooled CO2 Slab laser sources and to developing diode lasers and diode-pumped Nd:YAG solid state laser products in accordance with market demand. The Company is currently focused on reducing the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing. The Company's diode pumped lasers, however, are currently being introduced to the market and are not expected to generate substantial revenue in fiscal 1998. The Dilas diode lasers are currently in the process of being modified for use in industrial production environments and the redesigned products are expected to be available for shipment in the second half of fiscal 1998. A large part of the Company's growth strategy depends upon being able to increase substantially its market share for laser marking products, particularly in the United States and Japan. If the Company is unable to implement its strategy of increasing its market share for laser marking products and of expanding its product range to include higher output power diffusion-cooled CO2 Slab lasers, diode lasers and diode-pumped Nd:YAG solid state lasers at attractive prices, it may not be able to achieve its anticipated rate of growth, as a result of which its business, operating results and financial condition could be adversely affected. No assurance can be given that the Company will successfully expand its marking products market share, increase the output power of its diffusion-cooled CO2 Slab laser sources, successfully redesign diode lasers for industrial production environments or develop diode-pumped Nd:YAG solid state laser products, or that any such products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "-The Company's Laser Products."

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

The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 41 United States and foreign patents on its laser sources which expire from 1998 to 2016. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. See "Business-Intellectual Property."

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

Asia-Pacific Risk

Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. As the Asia Pacific market currently represents approximately 15% of the Company's revenue, these weaknesses could adversely affect consumer demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales, and ultimately the Company's consolidated results of operations.

Year 2000 Compliance

The Company has evaluated the costs necessary to make its computer systems Year 2000 compliant. The bulk of these costs are expected to be incurred during fiscal years 1998 and 1999 and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition.

Item 2.     Properties

The Company's manufacturing facilities include the following:
                           Owned or      Size
Location of Facility        Leased     (sq. ft.)   Primary Activity
------------------------  ----------  -----------  --------------------------
Hamburg, Germany            Owned *      110,840    CO2 laser, Nd:YAG lasers
Plymouth, Michigan          Leased        58,075    CO2 lasers
Gunding-Munich, Germany     Leased        40,537    Nd:YAG lasers, laser
                                                     Marking products
Sakai Atsugi-shi, Japan     Leased        11,100    CO2 lasers
Mainz, Germany              Leased         6,479    Diode lasers


------------
* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.


The Company's leases of its facilities in Plymouth, Michigan and Gunding-Munich, Germany expire in 1998 (with renewal options until 2001 and 2005, respectively). The Company intends to exercise renewal options on both facilities for the first option year. The Mainz, Germany facility lease expires in 2002. The leases on its Japanese facilities in Atsugi-shi expire in 1999 (renewable for two years) and in 1998 (renewable for three years).

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Gunding-Munich, Mainz and Plymouth locations. The Company also maintains sales and service offices worldwide, all of which are leased.

Except as noted under Item 1 above under "Order Backlog," the Company believes that its existing facilities are adequate to meet its needs for the next 12 months and that suitable additional or alternative space would be available, if necessary, in the future on commercially reasonable terms. The Company expects to make additional capital expenditures to support its diode laser and diode-pumped solid state laser development activities and add manufacturing and testing capacity in North America for selected components and products, which may also require certain leasehold improvements in the Company's Plymouth, Michigan facility.


Item 3.     Legal Proceedings

There are no pending material legal proceedings to which the Company is a party.


Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1997.

                                 PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The Company's Common Stock commenced trading under the symbol RSTI on the Nasdaq National Market on September 26, 1996. The table below sets forth the high and low closing bid prices of the Company's Common Stock for each quarter ended during the last year and for the last three days of the fourth quarter of fiscal 1996 as reported by the National Association of Securities Dealers, Inc.:

                                                 Common Trade Prices
                                                ---------------------
     Quarter ended                                 High        Low
    ---------------------                       ----------  ---------
    September 30, 1996                           $11 3/4      $10

    December 31, 1996                            $14 3/8      $10 3/4

    March 31, 1997                               $16 3/4      $10 1/2

    June 30, 1997                                $19 5/8      $13 7/8

    September 30, 1997                           $19 3/8      $15 3/8



At December 18, 1997, the Company had approximately eight holders of record of its Common Stock and 11,514,700 shares outstanding. The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its Common Stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell/C.J. Lawrence, Inc., Alex Brown & Sons Incorporated and Lehman Brothers Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $327,000 in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million were used to purchase all outstanding shares of RSL and RSI from the former parent and to repay certain indebtedness owed to the former parent.
Of the remainder, $25 million was invested in certificates of deposit, with the balance applied to working capital. Since the date of the Company's last report on its use of the proceeds of its initial public offering, the Company has used approximately $5.2 million of the $25 million of net proceeds invested in certificates of deposit to consummate the acquisition of Dilas, an unaffiliated entity. Accordingly, approximately $19.8 million of the net offering proceeds remain to be applied.

Item 6.  Selected Financial Data

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 1997. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this annual report.

                                         Year ended September 30,
                          ----------------------------------------------------
                            1993       1994       1995       1996       1997
                          --------   --------   --------   --------   --------
                                (in thousands, except share amounts)
Statement of Income Data:
   Net sales              $ 60,034   $ 69,217   $ 92,466   $115,903   $129,393
   Cost of goods sold       47,745     46,993     57,162     72,096     82,982
   Gross profit             12,289     22,224     35,304     43,807     46,411
   SG&A expenses            21,951     17,059     20,673     21,246     22,101
   R&D expenses             10,276      6,834      6,719      9,335      9,727
   Special charge               -          -          -          -       1,350
   Income (loss)
     from operations       (19,938)   ( 1,669)     7,912     13,226     13,233
   Net interest expense
     (income)                1,654      1,308      1,272      1,010    (   854)
   Income (loss)
     before income taxes   (21,386)   ( 3,116)     6,265     12,244     14,712
   Net tax
     expense (benefit)     ( 1,565)   ( 1,422)     3,052      4,956      5,758
   Net income (loss)       (19,821)   ( 1,694)     3,213      7,288      8,954
   Net income
     per common share                               0.37       0.84       0.77
   Shares used in computing
     net income per share                      8,631,578  8,639,498 11,605,706


Operating Data:
   As percentage of sales:
   Gross profit              20.5%      32.1%      38.2%      37.8%      35.9%
   SG&A expenses             36.6%      24.6%      22.4%      18.3%      17.1%
   R&D expenses              17.1%       9.9%       7.3%       8.1%       7.5%
   Income (loss)
     from operations        (33.2%)    ( 2.4%)      8.6%      11.4%      10.2%
   Income (loss)
     before income taxes    (35.6%)    ( 4.5%)      6.8%      10.6%      11.4%

Balance Sheet Data:
   Working capital         $ 7,672    $ 4,927   $ 14,530  $ 56,138    $ 55,007
   Total assets             84,580     76,667     90,995   133,147     132,189
   Line of credit and loans 22,196     22,380     21,805    24,780      18,569
   Stockholders' equity     35,837     30,583     39,673    78,000      81,925

Other Data:
   Depreciation
     and amortization        2,803      2,527      2,364     2,449       2,142
   Backlog                  12,500     17,000     26,500    35,900      29,100
   Sales per employee          135        184        227       256         264

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Rofin-Sinar is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During fiscal 1997, approximately 72% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 28% were from sales and servicing of laser products for marking applications.

Dilas Acquisition

In August 1997, Rofin-Sinar acquired 80% of the common stock of Dilas Diodenlaser GmbH ("Dilas"), a German limited liability company based in Mainz, Germany, for $5.2 million. Dilas designs and manufactures diode lasers and components for a wide range of material processing applications and sells them to the machine tool, automotive, and semiconductor and electronics markets, as well as to the research, measurement and medical instruments industries. The Dilas acquisition was accounted for on a purchase accounting basis.

Through its acquisition of the Dilas shares, the Company adds new technology and a new product line to its already wide range of industrial lasers. The linking of Dilas' production expertise and Rofin-Sinar's ongoing research program in cooperation with the Fraunhofer Institute for Laser Technology, in Aachen Germany, is expected to speed up the introduction of new diode based laser systems for material processing applications.

The Company's business strategy continues to include the expansion of its products and services, which may be effected through acquisitions. The Company from time to time reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business.

Currency Exchange Rates

Although the Company reports its Consolidated Financial Statements in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, primarily German marks, as well as French francs, Italian lire and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to United States dollars are accumulated as a separate component of equity. Due to the strengthening of the U.S. dollar against such foreign currencies during fiscal 1996 and 1997, the currency translation adjustment component of shareholders' equity changed from a $5.4 million credit at September 30, 1995 to a $2.8 million debit at September 30, 1997.

The fluctuation of the German mark and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 1995, 1996, and 1997 net sales, gross profit and income from operations.
                                       ----------------------
                                             Fiscal 1995
                                       ----------------------
                                                    In 1994
                                                    Exchange
                                         Actual       Rates
                                       ----------  ----------
                                            (in millions)
        Net Sales                       $  92.5     $  85.4
        Gross Profit                       35.3        32.2
        Income from operations              7.9         7.2

                                       ----------------------
                                             Fiscal 1996
                                       ----------------------
                                                    In 1995
                                                    Exchange
                                         Actual       Rates
                                       ----------  ----------
                                            (in millions)
        Net Sales                       $ 115.9     $ 117.2
        Gross Profit                       43.8        44.3
        Income from operations             13.2        13.4

                                       ----------------------
                                             Fiscal 1997
                                       ----------------------
                                                    In 1996
                                                    Exchange
                                         Actual       Rates
                                       ----------  ----------
                                            (in millions)
        Net Sales                       $ 129.4     $ 140.0
        Gross Profit                       46.4        50.6
        Income from operations             13.2        14.4


Between fiscal 1994 and 1995, the German mark strengthened against the U.S. dollar by approximately 14%. The impact of this strengthening of the German mark was to increase net sales, gross profit and income from operations by $7.1, $3.1 and $0.7 million, respectively. Between fiscal 1995 and 1996, the German mark weakened against the U.S. dollar by approximately 1.7%. The impact of this weakening of the German mark was to decrease net sales, gross profit and income from operations by $1.3, $0.5 and $0.2 million, respectively. Between fiscal 1996 and 1997, the German mark weakened against the U.S. dollar by approximately 13.2%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $10.6, $4.2, and $1.2 million, respectively.

The Company has implemented a policy to hedge up to 50% of its net foreign currency exposure on sales transactions utilizing forward exchange contracts. The Company has also implemented a policy to continue to borrow in each operating subsidiary's functional currency to reduce its exposure to foreign currency gains and losses. There can be no assurance, however, that changes in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company currently generates taxable income, principally in Germany and the United States. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL).
In general, retained corporate income is subject to a municipal trade tax (which for Hamburg and Gunding on a combined basis is 16.4%, and for Mainz is 18.0%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 45% and, effective January 1, 1995, a surcharge of 7.5% on the federal corporate income tax amount.

Profits which are distributed by a German corporate taxpayer (such as RSL) in the form of a dividend are subject to a reduced federal corporate income tax rate of 30% plus the 7.5% surcharge on the federal corporate income tax amount calculated at the reduced rate. Dividends paid by RSL to Rofin-Sinar Technologies Inc. will be subject to withholding tax at a rate of 5% pursuant to the income tax treaty currently in effect between the United States and Germany.

Restructuring

The Machine Tool industry experienced a significant downturn during the global recession in the early 1990's as end-users, particularly in the heavy manufacturing industries, reduced their investment in new technologies and postponed modernizing their production facilities in the face of adverse business conditions. In light of this change in market conditions, in 1993 the Company undertook a major restructuring program to reduce its manufacturing costs, fixed costs and overhead and better position the Company to benefit from improving business conditions. This restructuring was completed in fiscal 1995. The Company experienced significant financial improvement during fiscal 1994 through 1997, primarily reflecting improving economic conditions, the benefits of the restructuring undertaken in 1993 and 1994 and the implementation of the Company's current business strategy.

The growth in the Company's net sales since fiscal 1993 has allowed the Company to realize improved operating leverage by producing larger unit volumes over relatively lower costs and by negotiating more favorable terms for purchases of components and subassemblies. While the Company expects to continue to see growth in fiscal 1998 and 1999, there can be no assurance that the Company's rate of growth experienced during the period 1994 - 1997 will be maintained.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                               Fiscal Year Ended September 30,
                                               ------------------------------
                                                 1995       1996       1997
                                               --------   --------   --------
  Net sales                                      100%       100%       100%
  Cost of goods sold                              62%        62%        64%
  Gross profit                                    38%        38%        36%
  Selling, general and administrative expenses    22%        19%        17%
  Research and development expenses                7%         8%         8%
  Special charge                                   0%         0%         1%
  Income from operations                           9%        11%        10%
  Income before income taxes                       7%        11%        11%
  Net income                                       4%         6%         7%

Fiscal 1997 Compared to Fiscal 1996

Net Sales - Net sales of $129.4 million for fiscal 1997 increased by $13.5 million, or 12%, over the prior year. The improvement resulted from net sales increases of $10.0 million, or 11%, in cutting and welding laser products, and $3.5 million, or 11%, in marking and microwelding products. The increase in cutting and welding was due to strength in the OEM cutting market, sales of the Slab series laser for welding applications, and a major welding program for a supplier to the automotive market. The increase in marking and microwelding was due primarily to the introduction of a laser system designed specifically for the dental instruments market and the demand for the Company's integrated-circuit markers in the semiconductor industry. Geographically, net sales increased $8.5 million, or 11%, in Europe/Asia and $5.0 million, or 13%, in the United States. The effect of currency translation was to reduce net sales by $10.6 million, or 8%, of fiscal 1997 net sales. At 1996 exchange rates, the Company would have achieved growth in net sales of 21%.

Cost of Goods Sold - Cost of goods sold of $83.0 million in fiscal 1997 increased by $10.9 million, or 15%, over the prior year, and primarily reflect the increase in net sales.

Gross Profit - Gross profit of $46.4 million in fiscal 1997 increased by $2.6 million, or 6%, over the prior year. As a percentage of net sales, gross profit decreased from 38% in fiscal 1996 to 36% in fiscal 1997. The decrease in margin percentage was primarily caused by the mix of products sold in fiscal 1997 being weighted more heavily towards models with lower margins. Gross profit was also negatively affected by losses related to lasers repossessed as part of legal action taken against delinquent customers. The effect of currency translation was to reduce gross profit by $4.2 million, or 9%, of fiscal 1997 gross profit.

Selling, General and Administrative Expenses - Selling, general and administrative expenses of $22.1 million for fiscal 1997 increased only $0.9 million over the prior year. As a percentage of net sales, selling, general, and administrative expenses decreased from 19% in 1996 to 17% in 1997 as the Company continues its strategy of achieving economies of scale by focusing its sales growth in the core business segments.

Research and Development Expenses - Research and development expenses of $9.7 million increased $0.4 million, or 4%, over fiscal 1996. Research and development expenses are incurred primarily in German marks and are net of government grants. As a percentage of sales research and development expenses remained unchanged at 8%. Current year research and development spending includes a $1.7 million outlay towards the Company's diode-pumped solid-state laser program.

Special Charge - The special charge of $1.4 million relates to the settlement of a customer dispute arising out of the use of one of the Company's existing products in a newly developed customer application.

Income from Operations - The Company's income from operations of $13.2 million for fiscal 1997 remained unchanged from fiscal 1996. The effect of currency translation was to reduce income from operations by $1.2 million, or 9% of fiscal 1997 income from operations. The reduction in income from operations from 11%, in fiscal 1996, to 10%, in fiscal 1997, was due primarily to the $1.4 million special charge. Net sales per employee increased from $256,000 in fiscal 1996 to $285,000 in fiscal 1997 based on 1996 exchange rates, representing a productivity increase of 11%.

Income Before Income Taxes - The Company's income before income taxes of $14.7 million for fiscal 1997, increased $2.5 million, or 20%, over the prior year. The increase was due primarily to interest income resulting from the $32.6 million net IPO proceeds (after the purchase of RSL and RSI from the former parent) and from cash generated by operating activities in fiscal 1997.

Income Tax Expense - Income tax expense was $5.8 million in fiscal 1997 compared to $5.0 million in fiscal 1996. The effective tax rates for fiscal 1997 and 1996 were 39% and 40%, respectively. The effective tax rates were higher than the U.S. statutory rate of 35% principally as a result of earnings taxed at higher foreign statutory rates. The slight decrease in the effective tax rate was due to certain foreign income which was not taxed due to the use of tax loss carryforwards.

Net Income - As a result of the foregoing factors, the Company's net income of $9.0 million ($0.77 per share) in fiscal 1997 increased by $1.7 million over the prior year's net income of $7.3 million ($0.84 per share). The effect of currency translation was to reduce net income by $0.6 million, or 7%, of fiscal 1997 net income.


Fiscal 1996 Compared to Fiscal 1995

Net Sales - Net sales of $115.9 million for fiscal 1996 increased by $23.4 million, or 25%, over the prior year. The improvement resulted from net sales increases of $15.2 million, or 25%, in Europe and the Asia/Pacific region and $8.3 million, or 26%, in the United States. The growth in Europe/Asia resulted from continuing increases in sales volume of the Company's integrated circuit laser marking application in the Asia/Pacific region, the introduction of the Company's Slab-Series laser product and the recovery of the Machine Tool market in Japan. The increase in net sales in the United States was due principally to increased shipments to the Machine Tool and Automotive markets, with the largest portion of growth attributable to increased sales volume of CO2 lasers for cutting applications and spare parts and the introduction of the Company's laser marking products in the United States. The effect of currency translation on net sales was immaterial.

Cost of Goods Sold - Cost of goods sold of $72.1 million in fiscal 1996 increased by $14.9 million, or 26%, over the prior year, and reflected the increase in net sales.

Gross Profit - The Company's gross profit of $43.8 million for fiscal 1996 increased by $8.5 million, or 24%, over the prior year as a result of the increase in net sales in fiscal 1996 as compared to the prior year. As a percentage of net sales, gross profit decreased from 38% in fiscal 1995 to 37.8% in fiscal 1996, primarily due to the change in the product mix.

Selling, General and Administrative Expenses - Selling, general and administrative expenses (which include the cost of application development) of $21.2 million for fiscal 1996 increased by 3% over the prior year due to the increase in net sales. However, as a percentage of net sales, selling, general and administrative expenses declined from 22% in fiscal 1995 to 18% in fiscal 1996, reflecting the Company's continuing control of these expenses. Cost efficiencies were gained via a higher mix of both multiple unit orders and a higher percentage of sales through the direct sales force versus independent sales representatives.

Research and Development Expenses - Research and development expenses of $9.3 million for fiscal 1996 (which are incurred primarily in German marks and are net of government grants) increased $2.6 million, or 39% over fiscal 1995. This represents an increase in research and development expenses as a percentage of sales from 7% in fiscal 1995 to 8% in fiscal 1996 attributable in part to the commencement of the Company's diode pumped solid state laser program. In 1995, research and development expenses were below average due to higher government grants.

Income from Operations - The Company's income from operations of $13.2 million for fiscal 1996 increased by $5.3 million, or 67%, over the prior year. As a percentage of sales, income from operations was 11% in fiscal 1996 as compared to 9% in the prior year, primarily as a result of the reduction in selling, general and administrative expenses as a percentage of net sales. The effect of currency translation on income from operations was immaterial. Net sales per employee increased from $227,000 in fiscal 1995 to $256,000 in fiscal 1996, a productivity increase of 13%.

Income Before Income Taxes - The Company's income before income taxes of $12.2 million in fiscal 1996 increased by $6 million over the prior period. As a percentage of net sales, income before income taxes was 11% in fiscal 1996, as compared to 7% in the prior period, as a result of the increase in income from operations and the decrease in interest expense accrued under the Company's intercompany lines of credit with the Company's former parent and borrowing facilities utilized by its joint venture subsidiary in Japan due to lower interest rates.

Income Tax Expense - Income tax expense was $5.0 million in fiscal 1996 compared to an income tax expense of $3.1 million in the prior year. The effective tax rates for fiscal 1996 and 1995 were 41% and 49%, respectively. The effective tax rates were higher than the U.S. statutory rate of 35% principally as a result of earnings taxed at higher foreign statutory rates and foreign operating losses for which no benefit was recognized in fiscal 1995.

Net Income - As a result of the foregoing factors, the Company's net income of $7.3 million ($0.84 per share) in fiscal 1996 increased by $4.1 million over the prior year's net income of $3.2 million ($0.37 per share).


Liquidity and Capital Resources

The Company completed its initial public offering of 11,500,000 shares of its Common Stock on September 30, 1996 for net proceeds of $102.7 million (before deduction of other offering expenses borne proportionately by the Company's former parent and the Company). Of such amount, approximately $82 million of the gross proceeds ($77.1 million of the net proceeds) were used to purchase all outstanding shares of RSL and RSI from the former parent and its affiliates and to repay certain indebtedness owed to Siemens and its affiliates.

The Company's primary sources of liquidity are cash and cash equivalents of $40.7 million at September 30, 1997. Additional sources of liquidity include the Company's $25 million line of credit with Deutsche Bank, of which $12.8 million is unused and available as of September 30, 1997. Subsequent to year-end, management established an additional DM 12 million line of credit with Commerzbank. Management believes that cash flow from operations, cash and equivalents, short-term investments and the existing available lines of credit to be sufficient to fund operations for fiscal 1998.

Cash and cash equivalents increased by $5.9 million during fiscal 1997. Net cash provided by operating activities of $18.2 million was due primarily to net income of $9.0 million non-cash depreciation expense, decreases in inventory and increases in taxes payable due to timing. Cash used in Investing activities of $6.8 million consisted of the $5.1 million used to acquire 80% of the common stock of Dilas and $1.8 million used to acquire property and equipment. Financing activities used a net of $4.4 million in cash; $16.6 million for repayment of debt owed to the former Parent was partially offset by net borrowings from banks of $12.2 million.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable


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

                                PART III


Item 10.  Directors and Executive Officers of the Registrant

The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held in March 1998, and is incorporated by reference herein.


Item 11.  Executive Compensation

The information required by this Item is included in the "Executive Compensation and Related Information" section of the Company's Proxy
Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held in March 1998, and is incorporated by reference herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included in the "Security
Ownership of Certain Beneficial Owners" and "Management" sections of the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held in March 1998, and is incorporated By reference herein.


Item 13.  Certain Relationships and Related Transactions

The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain
Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 1998 Annual Meeting of Stockholders to be held in March 1998, and is incorporated by reference herein.

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.    1. Consolidated Financial Statements

         The following financial statements are filed as part of this annual report.

         Independent Auditors' Report                                     F-1

         Consolidated Balance Sheets as of September 30, 1996 and 1997    F-2

         Consolidated Statements of Operations for the years ended
              September 30, 1995, 1996, and 1997                          F-3

         Consolidated Statements of Stockholders' Equity for the years
              ended September 30, 1995, 1996, and 1997                    F-4

         Consolidated Statements of Cash Flows for the years ended
              September 30, 1995, 1996, and 1997                          F-5

         Notes to Consolidated Financial Statements                       F-6

      2. Financial Statement Schedules

         Independent Auditors' Report                                    F-19

         Schedule II - Valuation and Qualifying Accounts                 F-20


         Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

      3. Exhibits

         The exhibits listed in the accompanying index to exhibits is filed or incorporated by reference as part of this annual report.

b.    Reports on Form 8-K

         The Registrant filed a report on Form 8-K on July 15, 1997, announcing the Company's plans to acquire DILAS Diodenlaser, GmbH.

c.    Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.


Exhibit
Number     Description
-------   -------------------------------------------------------------------
3.1 Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

3.2       By-Laws of the Company  (*)

4.1       Form of Rights Agreement  (*)

10.1      Form of Sale and Transfer Agreement between Siemens
          Aktiengesellschaft and Rofin-Sinar Technologies Inc.  (*)

10.2 Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-Sinar Technologies Inc. (*)

10.3 Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar Inc., Siemens Corporation and Siemens Power Corporation (*)

10.4 Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5 Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation, Rofin-Sinar Laser GmbH and Marubeni
          Corporation  (*)

10.6 Cooperation Agreement, dated as of May 27, 1992, among Rofin Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.7 Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin Sinar Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8 Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin Sinar Laser GmbH (in German, English summary provided) (*)

10.9 Lease Agreement, dated June 14, 1989, between DR Group and Rofin-Sinar Incorporated (Mast Street property) (*)

10.10 Lease Agreement, dated March 25, 1993 between DR Group and Rofin-Sinar Incorporated (Plymouth Oaks Drive property) (*)

10.11 Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*)

10.12     Form of 1996 Equity Incentive Plan  (*)

10.13     Form of 1996 Non-Employee Directors' Stock Plan  (*)

10.14     Deutsche Bank AG Commitment Letter dated August 22, 1996  (*)

10.15 Form of Employment Agreement, dated as of September 2, 1996, among Peter Wirth, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*)

10.16 Form of Employment Agreement, dated as of September 2, 1996, among Hinrich Martinen, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*)

10.17 Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*)

11.1      Statement of earnings per share

21.1      List of Subsidiaries of the Registrant

27.1      Financial Data Schedule for fiscal year ended September 30, 1997



-----------------------------
   (*) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

                               SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   December 29, 1997            ROFIN-SINAR TECHNOLOGIES INC.

                                     By:        /s/  Peter Wirth
                                         -------------------------------
                                                     Peter Wirth

                                         Chairman of the Board,
                                         Chief Executive Officer, and
                                         President



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      SIGNATURE                      TITLE                     DATE
---------------------    -----------------------------    --------------

/s/  Peter Wirth         Chairman of the Board of          December 29, 1997
---------------------    Directors, Chief Executive
     Peter Wirth         Officer and President

/s/  Hinrich Martinen    Executive Vice President,         December 29, 1997
---------------------    Research and Development/
     Hinrich Martinen    Operations, Chief Technical
                         Officer and Director

/s/  Gunther Braun       Executive Vice President,         December 29, 1997
---------------------    Finance and Administration,
     Gunther Braun       Chief Financial Officer,
                         Principal Accounting Officer
                         And Director

/s/  William Hoover      Director                          December 29, 1997
---------------------
     William Hoover

/s/  Ralph Reins         Director                          December 29, 1997
---------------------
     Ralph Reins

/s/  Gary Willis         Director                          December 29, 1997
---------------------
     Gary Willis

                     Independent Auditors' Report



The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Detroit,  Michigan


November 10, 1997

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)


                                                           September 30,
                                                      ----------------------
                                                         1996         1997
                                                      ---------    ---------
ASSETS
Current Assets:
     Cash and cash equivalents                        $  34,869    $  40,743

     Trade accounts receivable                           32,198       28,058
     Less allowance for doubtful accounts               (   963)     (   910)
                                                      ---------    ---------
          Trade accounts receivable, net                 31,235       27,148

     Accounts receivable, related party                      -           721
     Other accounts receivable                            1,448          726
     Inventories (note 2)                                34,353       28,731
     Prepaid expenses                                       247          390
     Deferred income tax assets - current (note 9)        5,494        3,508
                                                      ---------    ---------
          Total current assets                          107,646      101,967

Property and equipment, at cost (note 3)                 40,333       37,166
     Less accumulated depreciation                      (15,598)     (15,048)
                                                      ---------    ---------
          Property and equipment, net                    24,735       22,118

Deferred income tax assets - noncurrent (note 9)            624        2,769
Goodwill                                                     -         5,054
Other assets                                                142          281
                                                      ---------    ---------
     Total assets                                     $ 133,147    $ 132,189
                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit (note 6)                          $  18,426    $  12,698
     Bank loans (note 5)                                  6,354        5,871
     Accounts payable, related party                         -           894
     Accounts payable, trade                              5,508        5,837
     Income taxes payable (note 9)                        3,636        5,826
     Accrued liabilities (note 4)                        17,086       15,834
     Deferred income tax liability - current (note 9)       498           -
                                                      ---------    ---------
          Total current liabilities                      51,508       46,960

Pension obligations (note 8)                              3,518        3,044
Deferred income tax liability - noncurrent (note 9)          95          191
Minority interests                                           26           69
                                                      ---------    ---------
          Total liabilities                              55,147       50,264

Commitments and contingencies (note 7)
Stockholders' equity:
     Preferred stock, 5,000,000 shares authorized,
          none issued or outstanding                         -            -
     Common stock, $0.01 par value, 50,000,000 shares
          authorized, 11,510,500 shares issued
          and outstanding                                   115          115
     Additional paid-in capital                          75,700       75,666
     Retained earnings                                       -         8,954
     Cumulative foreign currency translation adjustment   2,185      ( 2,810)
                                                      ---------    ---------
     Total stockholders' equity                          78,000       81,925
                                                      ---------    ---------
     Total liabilities and stockholders' equity       $ 133,147    $ 132,189
                                                      =========    =========

See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share amounts)


                                                 Years ended September 30,
                                              -------------------------------
                                                1995       1996       1997
                                              ---------  ---------  ---------
Net sales                                     $  92,466  $ 115,903  $ 129,393
Cost of goods sold                               57,162     72,096     82,982
                                              ---------  ---------  ---------
     Gross profit                                35,304     43,807     46,411
                                              ---------  ---------  ---------

Selling, general, and administrative expenses    19,124     20,762     20,856
Provision for doubtful accounts                   1,549        484      1,245
Research and development expenses                 6,719      9,335      9,727
Special charge (note 10)                             -          -       1,350
                                              ---------  ---------  ---------
     Income from operations                       7,912     13,226     13,233

Other expense (income):
     Interest expense, net (notes 5 and 6)        1,272      1,010    (   854)
     Minority interest                                9         10         13
     Miscellaneous                                  366     (   38)   (   638)
                                              ---------  ---------  ---------
          Total other expense, net                1,647        982    ( 1,479)
                                              ---------  ---------  ---------
          Income before income taxes              6,265     12,244     14,712

Income tax expense (note 9)                       3,052      4,956      5,758
                                              ---------  ---------  ---------
          Net income                          $   3,213  $   7,288  $   8,954
                                              =========  =========  =========

Net income per share                          $    0.37  $    0.84  $    0.77
                                              =========  =========  =========

Weighted average shares used in computing
     Net income per share                     8,631,578  8,639,498 11,605,706
                                              =========  ========= ==========


See accompanying notes to consolidated financial statements

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              Years ended September 30, 1995, 1996, and 1997
                         (dollars in thousands)

                                                                                                    Cumulative
                                                                                                     Foreign
                                              Common     Additional                     Former      Currency       Total
                                               Stock       Paid-in       Retained      Parent's    Translation  Stockholders'
                                             Par Value     Capital       Earnings      Capital      Adjustment     Equity
  	                           	          	 ------------  ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1994                      -             -             -         29,114         1,469        30,583
Foreign currency translation adjustment             -             -             -             -          3,980         3,980
Capital contributions from former Parent            -             -             -          1,897            -          1,897
Net income                                          -             -             -          3,213            -          3,213
  	                  	          	          ------------  ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1995                      -             -             -         34,224         5,449        39,673
Foreign currency translation adjustment             -             -             -             -         (3,264)       (3,264)
Capital contributions from former Parent            -             -             -          1,938            -          1,938
Net income                                          -             -             -          7,288            -          7,288
Public sale of common stock, net of expenses       115        75,700            -        (43,450)           -         32,365
  	                  	          	          ------------  ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1996                     115        75,700            -             -          2,185        78,000
Foreign currency translation adjustment             -             -             -             -        ( 4,995)      ( 4,995)
Adjustment of public offering expenses              -        (    77)           -             -             -        (    77)
Common stock issued                                 -             43            -             -             -             43
Net income                                          -             -          8,954            -             -          8,954
  	                           	          	 ------------  ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1997                     115        75,666         8,954            -        ( 2,810)       81,925
                                           ============  ============  ============  ============  ============  ============

See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (dollars in thousands)


                                                    Years ended September 30,
                                                   --------------------------
                                                     1995     1996     1997
                                                   -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                      $  3,213 $  7,288 $  8,954
   Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                   2,364    2,449    2,142
      Provision for doubtful accounts                 1,549      484    1,245
      Loss on disposal of property and equipment        214        7        5
      Deferred income taxes                           2,476    1,118  (   375)
      Increase in minority interest                       9       10       43
      Change in operating assets and liabilities:
        Trade accounts receivable                   ( 8,232) ( 7,355) (   270)
        Other accounts receivable                   (   184) (   373)     782
        Inventories                                 ( 6,204) ( 6,976)   2,776
        Prepaid expenses and other                      235        8  (   166)
        Accounts payable, trade                       2,782  (   249)     321
        Income taxes payable                             -     3,636    2,752
        Accrued liabilities and pension obligation    1,619    6,049  (    44)
                                                   -------- -------- --------
          Net cash provided (used) by
          operating activities                      (   159)   6,096   18,165
                                                   -------- -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment              ( 1,936) ( 1,955) ( 1,798)
   Proceeds from the sale of property and equipment     553       91       44
   Investment in subsidiaries                       (    19)      -   ( 5,092)
                                                   -------- -------- --------
          Net cash (used) by investing activities   ( 1,402) ( 1,864) ( 6,846)
                                                   -------- -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in former parent's capital                1,897    1,938       -
   Repayment of former parent loans                      -   ( 7,473) (16,586)
   Public sale of common stock, net of expenses          -   102,445       -
   Purchase of RSI and RSL stock                         -   (70,080)      -
   Borrowings from bank                                  -     6,318   12,209
   Repayments to bank                               (   515) ( 3,129)      -
   Issuance of restricted stock                          -        -        43
   Other                                                 -        -   (    77)
                                                   -------- -------- --------
          Net cash provided (used)
          by financing activities                     1,382   30,019  ( 4,411)
                                                   -------- -------- --------
Effect of foreign currency translation on cash           31  (    72) ( 1,033)
                                                   -------- -------- --------
Net increase (decrease) in cash and cash equivalents (  148)  34,178    5,874
Cash and cash equivalents at beginning of year          839      691   34,869
                                                   -------- -------- --------
Cash and cash equivalents at end of year           $    691 $ 34,869 $ 40,743
                                                   ======== ======== ========

Cash paid during the year for interest             $    139 $    134 $    624
                                                   ======== ======== ========
Cash paid during the year for income taxes         $     -  $     -  $  3,316
                                                   ======== ======== ========


See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1995, 1996, and 1997
                         (dollars in thousands)

1. SUMMARY OF ACCOUNTING POLICIES

    (a) Description of the Company and Business

        The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or "the Company") its wholly owned consolidated subsidiaries; Rofin-Sinar, Inc. (a United States company) ("RSI"), and Rofin-Sinar Laser GmbH (a Federal Republic of Germany limited liability company) ("RSL"), and the accounts of its 80 percent-owned subsidiary, Dilas Diodenlaser GmbH ("Dilas"). RSI and RSL were formerly the industrial laser businesses of Siemens AG ("Siemens" or "former Parent"). RSL includes the consolidated accounts of its 99.97 percent-owned subsidiary, Rofin-Sinar France S.A.; its 90.65 percent-owned subsidiary, Rofin-Sinar Italiana S.r.L.; and its 51 percent-owned subsidiary, Rofin Marubeni Laser Corporation (a Japanese entity). All significant intercompany balances and transactions have been eliminated in consolidation.

        On September 30, 1996, Rofin-Sinar consummated an initial public offering of its common stock (IPO). Prior to the IPO the common stock of Rofin-Sinar, a newly formed holding company, RSI and RSL were each owned directly or indirectly by Siemens AG. Concurrent with the IPO the stock of RSI and RSL (together, Rofin-Sinar Group), including all business operations, assets and liabilities, were sold to the Company (reorganization). Approximately $82,000 of the gross proceeds ($77,080 of the net proceeds) from the public offering were used to purchase such stock of Rofin-Sinar Group from Siemens AG and its subsidiaries and to repay certain indebtedness to Siemens. The reorganization constitutes a combination of entities under common control and, for financial statements purposes, has been accounted for by combining the historical accounts of Rofin-Sinar Group and Rofin-Sinar, in a manner similar to pooling-of-interest accounting.

        On August 1, 1997, the Company acquired 80% of the common stock of Dilas Diodenlaser GmbH, a German corporation, based in Mainz, Germany, for $5.2 million. Dilas designs, manufactures and markets diode lasers and components. The transaction was accounted for on a purchase accounting basis. The excess of purchase price over the fair value of the net assets acquired was $5.1 million and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. The operating results of Dilas have been included in the consolidated statement of operations from the date of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisition had taken place at the beginning of fiscal 1996, consolidated pro forma net sales would have been materially consistent with the amounts reported for fiscal 1996, and $131,155, for fiscal 1997. Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for either fiscal year. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of fiscal 1996.

        The combined financial statements for the fiscal years ended September 30, 1995 and 1996 are derived from the historical financial statements of Rofin-Sinar Group. Management believes the accompanying historical statements of operations for these fiscal periods include a reasonable allocation of all expenses the Company would have incurred as an independent company.

        The primary business of Rofin-Sinar is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company's customers are in the machine tool, automotive, semiconductor, and electronics industries and are located in the United States, Europe, and Asia. For the year ended September 30, 1997, Rofin-Sinar generated approximately 77% of its revenues from the sale and installation of new lasers and approximately 23% from aftermarket support for the Company's existing laser products.

    (b) Cash Equivalents

        Cash equivalents consist of liquid instruments with an original maturity of three months or less as well as taxable and tax-exempt variable rate demand obligations ("floaters") which are redeemable upon a five day minimum notice. Interest income on taxable and tax-exempt demand obligations was $1.5 million in fiscal 1997 and $0 in prior years.

    (c) Inventories

        Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods.

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

    (f) Income Taxes

        Income taxes are accounted for following Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement
        109). Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect of deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company's results through September 30, 1996 have been included in the consolidated federal income tax return of Siemens Corporation in the U.S. and, for periods prior to October 1, 1995, Siemens AG in Germany. For periods from and after September 30, 1996 and October 1, 1995, the Company bears sole responsibility for filing tax returns in the respective jurisdictions.

    (g) Accounting for Warranties

        The Company issues a standard warranty of one year for parts and labor on lasers that are sold. However, extended warranties are negotiated on a contract-by-contract basis. The Company provides for estimated warranty costs as products are shipped.

    (h) Foreign Currency Translation

        In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, the assets and liabilities of the Company's operations outside the United States are translated into U.S. dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated using a weighted average exchange rate during the period. Gains or losses resulting from translating foreign currency financial statements are recorded as a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

    (i) Hedging

        The Company enters into foreign currency forward contracts to hedge its foreign currency risk on sales transactions. Gains and losses on transaction hedges are recognized in income and affect the foreign exchange gains and losses on the related transaction. At September 30, 1997 foreign currency forward contracts outstanding were not material.

    (j) Research and Development Expenses

        Research and development costs are expensed when incurred and are net of government grants of $1,400, $822, and $876 received for the years ended September 30, 1995, 1996, and 1997, respectively. The Company has no future obligations under such grants.

    (k) Financial Instruments

        Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and bank loans, are recorded at amounts which approximate estimated fair value. The estimated fair value amounts are determined by the Company using available market information and available valuation methodologies.

    (l) Use of Estimates

        Management of the Company makes a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

    (m) Net Income Per Share

        Net income per share is based on the weighted average number of common and common equivalent shares (stock options and preferred shares) outstanding in each period. Such shares prior to the IPO represent a pro-rata portion of the number of shares issued pursuant to the offering (8,631,578), the proceeds from which were used to purchase the shares of RSI and RSL and to repay the remaining indebtedness owed to Siemens.

    (n) Reclassifications

        Certain reclassifications of prior year amounts have been made for consistent presentation.

2.  INVENTORIES

    Inventories are summarized as follows:
                                                       September 30,
                                                  ----------------------
                                                     1996         1997
                                                  ---------    ---------
            Finished goods                        $  6,586     $  2,732
            Work in progress                         8,027        7,944
            Raw materials and supplies               8,087        6,903
            Demo inventory                           5,015        4,335
            Service parts                            6,638        6,817
                                                  ---------    ---------
            Total inventories, net                $ 34,353     $ 28,731
                                                  =========    =========

3.  PROPERTY AND EQUIPMENT

    Property and equipment include the following:
                                                       September 30,
                                                  ----------------------
                                                     1996         1997
                                                  ---------    ---------
            Buildings                             $ 24,140     $ 20,878
            Technical machinery and equipment        5,542        5,801
            Furniture and fixtures                   5,998        5,867
            Computers and software                   3,314        3,123
            Leasehold improvements                   1,339        1,497
                                                  ---------    ---------
            Total property and equipment, at cost $ 40,333     $ 37,166
                                                  =========    =========

4.  ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following:
                                                       September 30,
                                                  ----------------------
                                                     1996         1997
                                                  ---------    ---------
            Employee compensation                 $  5,274     $  4,960
            Warranty reserves                        4,427        5,724
            Deferred revenue                         2,548          244
            Other taxes payable                      1,563          820
            Customer deposits                          402        2,016
            Other                                    2,872        2,070
                                                  ---------    ---------
            Total accrued liabilities             $ 17,086     $ 15,834
                                                  =========    =========


5.  BANK LOANS

    The Company's Japanese subsidiary had loans totaling $6,354 and $5,871 for the years ended September 30, 1996 and 1997, respectively. Interest on the loans is at floating market rates which approximated 0.7% at September 30, 1996 and ranged from 1.2 to 1.4% at September 30, 1997.

6.  LINE OF CREDIT

    The September 30, 1996 line of credit represents intercompany borrowings outstanding from the former parent of $18,426. In October 1996 the Company paid off this outstanding balance and obtained an annually renewable credit line of $25,000 with Deutsche Bank AG to support its working capital needs. As of September 30, 1997, $12,209 was borrowed against this loan facility by RSL and Rofin-Sinar Italiana S.r.L. at a fixed interest rate of 3.9%. The Company's other foreign subsidiaries have various lines of credit with borrowings totaling $489 at September 30, 1997.

7.  LEASE COMMITMENTS

    The Company leases operating facilities and equipment under operating leases which expire at various dates through 2002. The lease agreements require payment of real estate taxes, insurance, and maintenance expenses by the Company.

    Minimum lease payments for future fiscal years under noncancelable operating leases as of September 30, 1997 are:

        Fiscal Year Ending September 30,               Total
        --------------------------------             --------
        1998                                         $  1,276
        1999                                              812
        2000                                              613
        2001                                              366
        2002 and thereafter                               941

    Rent expense charged to operations for the years ended September 30, 1995, 1996, and 1997, approximates $1,300, $1,568, and $1,609, respectively.

8.  EMPLOYEE BENEFIT PLANS

    Substantially all of the Company's U.S. and German employees participate in defined benefit pension plans. The Company's U.S. plan began in fiscal 1995 and is funded. As is the normal practice with German companies, the German plan is unfunded.

    The following table sets forth the funded status of the plans at the balance sheet dates:
                                                        September 30,
                                                   ----------------------
                                                      1996         1997
                                                   ---------    ---------
    Actuarial present value of benefit obligation:
      Vested employees                             $  2,389     $  2,944
      Nonvested employees                             1,040          567
                                                   ---------    ---------
        Accumulated benefit obligation                3,429        3,511

    Effects of assumed future compensation increase     987        1,181
                                                   ---------    ---------
        Projected benefit obligation                  4,416        4,692

    Plan assets                                     (   709)     ( 1,607)
                                                   ---------    ---------
        Projected benefit obligation in excess
           of plan assets                             3,707        3,085

    Unrecognized net gain                               403          488
    Unrecognized prior service cost                 (   592)     (   529)
                                                   ---------    ---------
        Accrued pension cost                       $  3,518     $  3,044
                                                   =========    =========

    Pension costs consist of the following components:

                                                    Years ended September 30,
                                                   --------------------------
                                                     1995     1996     1997
                                                   -------- -------- --------
         Service cost                              $   391  $  431   $  418
         Interest on projected benefit obligations     229     275      294
         Amortization of unrecognized prior
           service cost                                 63      64       52
         Amortization of unrecognized gain           (  32)  (  11)   (  84)
                                                   -------- -------- --------
         Net pension cost                          $   651  $  759   $  680
                                                   ======== ======== ========


    Pensions generally provide benefits based on years of service. A discount rate for the U.S. of 8% (7.0% for foreign plan) as of September 30, 1997 and 1996, and 7.5% (7.0% for foreign plan) as of September 30, 1995, is assumed. Increases in future compensation levels for the U.S. plan are projected at 6% (2% for foreign plan). Prior service costs and actuarial gains and losses are generally amortized over the average remaining service period of active employees.

    The RSI accumulated benefit obligation and unrecognized prior service cost, as of September 30, 1996, were funded by Siemens Corporation into a separate trust pursuant to Section 414(I) of the Internal Revenue Code of 1986, as amended, to satisfy the pension obligation relating to the RSI participation in the Siemens Corporation Retirement Plan.

    RSI has a 401(k) plan for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16 percent of their qualified annual compensation. The Company matches 50 percent of the first 6 percent of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 1995, 1996, and 1997 are $115, $119, and $146,
    respectively.

9.  INCOME TAXES

    Income before income taxes is attributable to the following geographic regions:
                                                    Years ended September 30,
                                                   --------------------------
                                                     1995     1996     1997
                                                   -------- -------- --------
         United States                             $   649  $ 3,680  $ 3,178
         Germany                                     5,631    8,186   10,525
         France                                        289      169      183
         Italy                                         193      109      180
         Japan                                      (  497)     100      646
                                                   -------- -------- --------
         Total income before income taxes          $ 6,265  $12,244  $14,712
                                                   ======== ======== ========

   The provision for income tax expense is comprised of the following amounts:

                                                    Years ended September 30,
                                                   --------------------------
                                                     1995     1996     1997
                                                   -------- -------- --------
    Current:
        United States                              $    -   $    -   $ 1,981
        Foreign                                        576    3,838    4,152
                                                   -------- -------- --------
            Total current                              576    3,838    6,133
                                                   -------- -------- --------
    Deferred:
        United States                                  249    1,316   (  395)
        Foreign                                      2,227   (  198)      20
                                                   -------- -------- --------
            Total deferred                           2,476    1,118   (  375)
                                                   -------- -------- --------
            Total income tax expense               $ 3,052  $ 4,956  $ 5,758
                                                   ======== ======== ========


    Statutory tax rates in the U.S., Italy, France, and Japan approximate 35%, 53% (52% for fiscal years 1995 and 1996, and 41% since October
    1997), 37%, and 51% (52% for fiscal years 1995 and 1996), respectively. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL). In general, retained corporate income is subject to a municipal trade tax (which for Hamburg and Gunding on a combined basis is 16.4%, and for Mainz is 18.0%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 45% and, effective January 1, 1995, a surcharge of 7.5% on the federal corporate income tax amount.

    Profits which are distributed by a German corporate taxpayer in the form of a dividend are subject to a reduced federal corporate income tax rate of 30% plus the 7.5% surcharge on the federal corporate income tax amount calculated at the reduced rate. Dividends paid by RSL to Rofin-Sinar Technologies Inc. are subject to a withholding tax at a rate of 5% pursuant to the income tax treaty currently in effect between the United States and Germany.

    The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 35 percent is as follows:


                                                    Years ended September 30,
                                                   --------------------------
                                                     1995     1996     1997
                                                   -------- -------- --------

       Computed "expected" tax expense             $  2,193 $  4,285 $  5,149
       Difference between U.S. and foreign
           statutory rates                              446      741    1,019
       Foreign operating loss for which no
           benefit is recognized                        257       -    (  286)
       Use of unrecognized operating loss                -        -    (  374)

       Change in foreign tax rate                       147       -        30
       German dividend withholding tax                   -        -       262
       Other                                              9    (  70)   (  42)
                                                   -------- -------- --------
       Actual tax expense                          $  3,052 $  4,956 $  5,758
                                                   ======== ======== ========


    The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:
                                                       September 30,
                                                  ----------------------
                                                     1996         1997
                                                  ---------    ---------
       Deferred tax assets:
        Foreign:
           German reorganization benefits         $  2,826     $  1,969
           Net operating loss carryforwards          1,687        1,227
           Pension accrual                             247          252
           Inventory                                   701          480
           Other, net                                  198          244
                                                  ---------    ---------
               Total Foreign                         5,659        4,172

        United States:
           Net operating loss carryforwards          3,914        3,380
           Depreciation                                155          180
           Warranty accrual                            717          959
           Accrued liabilities                          94          139
           Inventory                                   613        1,024
           Bad debt allowance                          105          104
           Other                                        -           144
                                                  ---------    ---------
               Total United States                   5,598        5,930

           Gross deferred tax assets                11,257       10,102
           Less:  Valuation allowance              ( 1,741)     (   950)
                                                  ---------    ---------
               Net deferred tax assets               9,516        9,152
                                                  ---------    ---------
      Deferred tax liabilities:
        Foreign:
           Depreciation                            ( 2,448)     ( 2,309)
           Inventory                               (   941)     (   310)
           Bad debt allowance                      (   129)     (   134)
           Accrued liabilities                     (   273)     (   179)
                                                  ---------    ---------
               Total Foreign                       ( 3,791)     ( 2,932)


        United States:
           Pension accrual                         (   200)     (   134)
                                                  ---------    ---------
           Deferred tax liabilities                ( 3,991)     ( 3,066)
                                                  ---------    ---------
           Net deferred income tax assets         $  5,525     $  6,086
                                                  =========    =========

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 1997.

    At September 30, 1997, the Company has U.S. federal net operating loss carryforwards available of $9,941, which expire in 2008, Japanese net operating loss carryforwards of $2,316, which expire in 2000, and German net operating loss carryforwards of $75. The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the occurrence of a change of ownership within the meaning of Section 382 in connection with the Company's initial public offering in September 1996.

10. SPECIAL CHARGE

    The special charge of $1.4 million relates to the settlement of a customer dispute arising out of the use of one of the Company's existing products in a newly developed application.

11. RELATED PARTY TRANSACTIONS

    The Company purchases certain goods and services from Siemens AG and its affiliates, which were considered related parties through September 30, 1996, the effective date of the IPO. The amounts of such purchases, which are primarily raw material inventories, were $2,445 and $4,379 for the years ended September 30, 1995 and 1996, respectively. The Company also recorded sales to Siemens AG and its affiliates totaling $1,241 and $5,420 for the years ended September 30, 1995 and 1996, respectively.

    The Company also had sales to its joint venture partners in Japan amounting to $2,172, $1,969, and $3,776, in fiscal years 1995, 1996, and
    1997, respectively.

    The Company's purchases from and sales to related parties have generally been on terms comparable to those available in connection with purchases from or sales to unaffiliated parties.

12. GEOGRAPHIC INFORMATION

    Assets, revenues, and income before taxes, by geographic region, at September 30, 1995, 1996, and 1997, and for the years then ended, are summarized below:

       ASSETS                                          September 30,
                                                  ----------------------
                                                     1996         1997
                                                  ---------    ---------
            United States                         $  60,168    $  55,794
            Germany                                  67,201       71,059
            Other                                    13,184       11,666
            Intercompany eliminations              (  7,406)    (  6,330)
                                                  ---------    ---------
            Total Assets                          $ 133,147    $ 132,189
                                                  =========    =========


       REVENUES                                       TOTAL BUSINESS
                                                 Years ended September 30,
                                              -------------------------------
                                                1995       1996       1997
                                              ---------  ---------  ---------
            United States                     $  35,189  $  45,227  $  49,675
            Germany                              70,020     88,433     96,167
            Other                                12,534     16,350     21,494
            Intercompany Eliminations         (  25,277) (  34,107) (  37,943)
                                              ---------  ---------  ---------
                                              $  92,466  $ 115,903  $ 129,393
                                              =========  =========  =========


                                                   INTERCOMPANY REVENUES
                                                 Years ended September 30,
                                              -------------------------------
                                                1995       1996       1997
                                              ---------  ---------  ---------
            United States                     $   3,595  $   5,347  $   4,737
            Germany                              21,419     28,083     32,544
            Other                                   263        677        662
            Intercompany Eliminations         (  25,277) (  34,107) (  37,943)
                                              ---------  ---------  ---------
                                              $      -   $      -   $      -
                                              =========  =========  =========

                                                     EXTERNAL REVENUES
                                                 Years ended September 30,
                                              -------------------------------
                                                1995       1996       1997
                                              ---------  ---------  ---------
            United States                     $  31,594  $  39,880  $  44,938
            Germany                              48,601     60,350     63,623
            Other                                12,271     15,673     20,832
            Intercompany Eliminations                -          -          -
                                              ---------  ---------  ---------
                                              $  92,466  $ 115,903  $ 129,393
                                              =========  =========  =========


       INCOME BEFORE INCOME TAXES                Years ended September 30,
                                              -------------------------------
                                                1995       1996       1997
                                              ---------  ---------  ---------
            United States                     $     649  $   3,680  $   3,178
            Germany                               5,631      8,186     10,525
            Other                              (     15)       378      1,009
                                              ---------  ---------  ---------
                                              $   6,265  $  12,244  $  14,712
                                              =========  =========  =========


13. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

    The following represents the Company's quarterly results (millions of dollars, except per share amounts):

                                             Quarters Ended
                             ----------------------------------------------
                               Dec.31,    March 31,   June 30,    Sept. 30
                                1996        1997        1997        1997
                             ----------  ----------  ----------  ----------
      Net sales                $ 34.0      $ 33.5      $ 31.2      $ 30.7
      Gross profit               12.1        12.2        12.0        10.1
      Net income                  2.7         2.5         1.5         2.3
      Net income per share       0.23        0.21        0.13        0.20


14. STOCK INCENTIVE PLANS

    Directors' Plan

    The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 10,500 shares are issued and outstanding under the plan at September 30, 1997, of which 4,500 vest in future periods.

    Equity Incentive Plan

    The Company has an Equity Incentive Plan, whereby incentive and nonqualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. There were no incentive stock options, restricted stock or performance shares granted in fiscal 1996 or 1997. On September 26, 1996 and 1997, nonqualified stock options were granted to officers and other key employees. Options will expire not later than ten years after the date on which they are granted, and become exercisable at such times and in such installments as determined by the Compensation Committee of the Board of Directors. The balance of outstanding stock options as of September 30, 1996 and 1997, and all options activity for the periods then ended are as follows:
                                                          Price per Share
                                                    --------------------------
                                          Number        Price        Weighted
                                         Of Shares      Range         Average
                                         ---------  --------------  ----------
      Granted September 26, 1996          282,000      $ 9 1/2        $ 9 1/2
      Exercised                                 0
      Forfeited                                 0
                                         ---------  --------------  ----------
      Outstanding at September 30, 1996   282,000        9 1/2          9 1/2
                                         ---------  --------------  ----------
      Granted September 26, 1997          193,000       16 7/8         16 7/8
      Exercised                                 0
      Forfeited                                 0
                                         ---------  --------------  ----------
      Outstanding at September 30, 1997   475,000  $9 1/2 - 16 7/8   $ 12 1/2
                                         ---------  --------------  ----------


                                Outstanding Options        Exercisable Options
                          -------------------------------  -------------------
                                  Remaining    Weighted             Weighted
                                    Life        Average              Average
       Exercise Prices    Shares   (years)       Price     Shares     Price
      ------------------  ------  ----------  -----------  ------  -----------
        $ 9 1/2          282,000       4       $  9 1/2    56,400    $ 9 1/2

        $16 7/8          193,000       5       $ 16 7/8        -     $    -

    The Company follows APB Opinion 25, Accounting for Stock Issued to Employees, to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined based on the Black-Scholes value at the grant dates for awards as prescribed by SFAS Statement 123, Accounting for Stock-Based Compensation, pro forma net income and earnings per share would have been:

                                                Year ended September 30,
                                                ------------------------
                                                   1996          1997
                                                ----------    ----------
            Pro forma net income                 $ 7,288       $ 8,781
            Pro forma earnings per share         $  0.84       $  0.76
                                                ----------    ----------


    The pro forma disclosures above include the amortization of the fair value of all options vested during 1997 and are not necessarily representative of actual results which will be reported in future years. The weighted average Black-Scholes value of options granted under the stock option plan during 1996 and 1997 was $5.10 and $9.25. Value was estimated using an expected life of five years, no dividends, volatility of 56% and 53%, and risk-free interest rates of 6.6 % and 6.0% in fiscal 1996 and 1997.


15. RECENTLY ISSUED ACCOUNTING STANDARDS

    In 1997 Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share" was issued and is effective for both interim and annual periods ending after December 15, 1997. The future adoption of FAS 128 is not expected to have a material effect on the Company's reported earnings per share.

    In 1997 Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income", was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 130 in fiscal year 1999.

    In 1997 Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in fiscal year 1999.

                       Independent Auditors' Report


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

Under date of November 10, 1997, we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended September 30, 1997, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP
Detroit,  Michigan

November 10, 1997

             ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   Valuation and Qualifying Accounts
             Years ended September 30, 1995, 1996, and 1997
                         (dollars in thousands)


                           Balance at   Charged to                Balance at
                            Beginning    Costs and   Deductions     End of
                            Of Period     Expenses                  Period
                           -----------  -----------  -----------  -----------

    September 30, 1995       $ 1,005      $ 1,549      ($1,302)     $ 1,252

    September 30, 1996         1,252          484      (   773)         963

    September 30, 1997           963        1,245      ( 1,298)         910

                               INDEX TO EXHIBITS



Exhibit No.                Exhibit
-----------        ------------------------------

   11.1             Earnings Per Share Table
   21.1             List of Subsidiaries of Rofin-Sinar Technologies Inc.
   27.1             Financial Data Schedule