Form 10-Q
period 1997-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 1998-02-13
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                    FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934


              For the quarterly period ended December 31, 1997


                      Commission file number: 000-21377



                          ROFIN-SINAR TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                         38-3306461
     -----------------------------------     -----------------------
       (State of other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)


          45701 Mast Street, Plymouth, MI               48170
       --------------------------------------       -------------
      (Address of principal executive offices)        (Zip Code)


                                 (734) 455-5400
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

11,511,400 shares of the registrant's common stock, par value $.01 per share, were outstanding as of February 13, 1998.

                          ROFIN-SINAR TECHNOLOGIES INC.

                                      INDEX


PART I   FINANCIAL INFORMATION                                     Page No.

         Item 1
         ------

         Condensed Consolidated Balance Sheets                         3
            December 31, 1997 and September 30, 1997

         Condensed Consolidated Statements of Income                   4
            Three months ended December 31, 1997 and
            December 31, 1996

         Condensed Consolidated Statements of Cash Flows               5
            Three months ended December 31, 1997 and
            December 31, 1996

         Notes to Condensed Consolidated Financial Statements          6


         Item 2
         ------

         Management's Discussion and Analysis of Financial             8
            Condition and Results of Operations



PART II  OTHER INFORMATION                                            16

         SIGNATURES                                                   17

         Exhibit 11.1 - Computation of Earnings Per Share             18

         Exhibit 27.1 - Financial data schedule for three-month
                        Period ended December 31, 1997                19

                       PART I. FINANCIAL INFORMATION

              Rofin-Sinar Technologies Inc. and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (dollars in thousands)

                                                December 31,    September 30,
                                                    1997            1997
                                                 (Unaudited)      (Audited)
                                                -------------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents                      $  39,439       $  40,743
    Trade accounts receivable, net                    29,939          27,148
    Inventories (Note 2)                              28,681          28,731
    Deferred income tax assets - current               2,939           3,508
    Other current assets and prepaid expenses          1,450           1,837
                                                  ----------      ----------
        Total current assets                         102,448         101,967

Property and equipment, net                           21,706          22,118
Intangibles, net                                       4,969           5,054
Deferred income tax assets - noncurrent                2,734           2,769
Other assets                                             228             281
                                                  ----------      ----------
        Total assets                               $ 132,085       $ 132,189
                                                  ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Line of credit (Note 3)                        $  15,988       $  18,569
    Accounts payable, trade                            6,352           5,837
    Accrued liabilities (Note 2)                      19,406          22,554
                                                  ----------      ----------
        Total current liabilities                     41,746          46,960

Long-term debt (Note 4)                                3,348               0
Deferred income tax liability, long-term                 258             191
Pension obligations                                    3,168           3,044
Minority interests                                        78              69
Other long-term liabilities                               27               0
                                                  ----------      ----------
        Total liabilities                             48,625          50,264

Stockholders' equity
   Preferred stock, 5,000,000 shares authorized,
      none issued or outstanding                           0               0
   Common stock, $0.01 par value, 50,000,000
      shares authorized, 11,510,200 issued and
      outstanding                                        115             115
   Additional paid-in-capital                         75,693          75,666
   Cumulative foreign currency
      translation adjustment                         ( 3,339)        ( 2,810)
   Retained earnings                                  10,991           8,954
                                                  ----------      ----------
   Total stockholders' equity                      $  83,460       $  81,925
                                                  ----------      ----------
      Total liabilities and stockholders' equity   $ 132,085       $ 132,189
                                                  ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                 Rofin-Sinar Technologies Inc. and Subsidiaries
             Condensed Consolidated Statements of Income (Unaudited)
                  Three Months Ended December 31, 1997 and 1996
                (dollars in thousands, except per share amounts)

                                                 December 31,   December 31,
                                                     1997           1996
                                                 ------------   ------------

Net sales                                        $     28,212   $     34,034
Cost of goods sold                                     17,190         21,921
                                                 ------------   ------------
    Gross profit                                       11,022         12,113

Selling, general, and administrative expenses           5,420          5,883
Research and development expenses                       2,529          2,156
                                                 ------------   ------------
    Income from operations                              3,073          4,074
                                                 ------------   ------------
Other expense (income):
    Interest expense (income), net                     (  299)          (174)
    Other expenses (income)                            (   84)           (96)
                                                 ------------   ------------
    Income before income taxes                          3,456          4,344

Income tax expense                                      1,419          1,666
                                                 ------------   ------------

    Net income                                   $      2,037   $      2,678
                                                 ============   ============


Net income per common share (Note 5):
    Basic                                        $       0.18   $       0.23
                                                 ============   ============
    Diluted                                      $       0.18   $       0.23
                                                 ============   ============

Weighted average shares used in
  Computing net income per share (Note 5):
    Basic                                          11,510,200     11,504,500
                                                 ============   ============
    Diluted                                        11,597,916     11,569,042
                                                 ============   ============


See accompanying notes to condensed consolidated financial statements.

                 Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                  Three Months Ended December 31, 1997 and 1996
                (dollars in thousands, except per share amounts)


                                                   December 31,  December 31,
                                                       1997          1996
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                       $   2,037     $   2,678
    Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
        Changes in operating assets and liabilities     (3,854)        3,146
        Other adjustments                                  705           551
                                                      --------      --------
            Net cash provided (used) by
              operating activities                      (1,112)        6,375
                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from the sale of property and equipment        12             0
    Additions to property and equipment                   (520)         (259)
                                                      --------      --------
            Net cash used by investing activities         (508)         (259)
                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of former parent loans                         0       (18,200)
    Borrowings from bank                                 1,342        13,768
    Repayments to related party                           (881)            0
    Other                                                   27             0
                                                      --------      --------
            Net cash provided (used) by
              financing activities                         488        (4,432)
                                                      --------      --------
Effect of foreign currency translation on cash            (172)          (47)
                                                      --------      --------
Net decrease in cash and cash equivalents               (1,304)        1,637

Cash and cash equivalents at beginning of period        40,743        34,869
                                                      --------      --------

Cash and cash equivalents at end of period              39,439        36,506
                                                      ========      ========



See accompanying notes to condensed consolidated financial statements.

                 Rofin-Sinar Technologies Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                             (dollars in thousands)



1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 1997. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

2.   Balance Sheet Detail:

Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:

                                                December 31,   September 30,
                                                    1997           1997
                                                ------------   -------------
Finished goods                                    $   2,210      $   2,732
Work in progress                                      7,790          7,944
Raw materials and supplies                            7,659          6,903
Demonstration inventory                               3,823          4,335
Service parts                                         7,199          6,817
                                                  ---------      ---------
    Total inventories, net                        $  28,681      $  28,731
                                                  =========      =========


Accrued liabilities are comprised of the following:

                                                December 31,   September 30,
                                                    1997           1997
                                                ------------   -------------
Employee compensation                             $   3,983      $   4,960
Warranty reserves                                     5,280          5,724
Deferred revenue                                        221            244
Income taxes payable                                  5,398          5,826
Customer deposits                                     2,101          2,016
Other                                                 2,423          3,784
                                                  ---------      ---------
     Total accrued liabilities                    $  19,406      $  22,554
                                                  =========      =========

3.   Line of Credit

In October 1996 the Company obtained a credit line for a $25,000 revolving loan facility with Deutsche Bank AG to support its working capital needs. As of December 31, 1997, $11,106 was borrowed against this loan facility by Rofin-Sinar Laser GmbH, Dilas GmbH, Rofin Marubeni Laser Corp., and Rofin-Sinar S.r.L. at a average interest rate of 3.3%.

In addition, the Company's foreign subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At December 31, 1997, direct borrowings under these agreements totaled $4,882; and $2,232 remained unused.

4.   Long-Term Debt

At December 31, 1997, $558 was borrowed under the credit line with Deutsche bank with extended payment terms into the year 2000. Further, Rofin-Sinar Laser GmbH entered into a loan agreement with a German bank for a $2,790 long-term credit facility which was used at the end of the Quarter. Both loan agreements expire in 2000.

5.   Net Income Per Common Share

On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128 (FAS 128) , "Earnings Per Share". FAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. During the quarter ended December 31, 1997, the Company adopted FAS 128 and is now required to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). The Company has restated earnings per share for the comparative prior periods for fiscal 1997 as required by FAS 128. The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                             Three Months Ended December 31,
                                             -------------------------------
                                                   1997            1996
                                             --------------   --------------
  Weighted average number of shares
    for BASIC net income per common share       11,510,200       11,504,500

  Potential additional shares due to
    outstanding dilutive stock options              87,716           64,542
                                             --------------   --------------
  Weighted average number of shares
    for DILUTED net income per common share     11,597,916       11,569,042
                                             ==============   ==============

Excluded from the calculation of diluted EPS for the three months ended December 31, 1997 were 193,000 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $2.8 million debit at September 30, 1997 to a $3.3 million debit at December 31, 1997. This change arose primarily from the strengthening of the U.S. dollar against the German mark, and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Although historically the Company's subsidiaries have not paid dividends, a further area of currency exposure may in the future be represented by the payment of dividends, if any, by the Company's operating subsidiaries in their respective functional currencies.

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

Competition

The laser industry is characterized by significant price competition. The Company's current and proposed laser products and laser marking products compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than the Company. The Company believes that this competition will be particularly intense in the CO2, diode laser and Nd:YAG solid state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that the Company will successfully differentiate its current and proposed products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products. With respect to the Company's laser marking products, because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and the Company expects new competitive product entry in this market. To maintain its competitive position in this market, the Company believes that it will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position, or that its products will receive market acceptance.

Risks Relating to Sales Growth in CO2 and Nd:YAG  and Diode Lasers

In recent years, the Company has experienced a period of rapid growth, attributable in large part to the demand for its laser marking products. If the Company is to maintain or increase the rate of growth of its laser sales in the near term, such sales will have to come through increases in market share for the Company's existing products, through the development of new products or through the Company's acquisition of its competitors or their products. To date, a substantial portion of the Company's revenue has been derived from sales of high-powered CO2 laser sources and, more recently, solid state flash lamp-pumped laser sources. The Company intends to devote substantial resources to increasing the output power of its diffusion-cooled CO2 Slab laser sources and to developing diode lasers and diode-pumped Nd:YAG solid state laser products in accordance with market demand. The Company is currently focused on reducing the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing. The Company's diode-pumped lasers, however, are currently being introduced to the market and are not expected to result in marketable products in fiscal 1998. A large part of the Company's growth strategy depends upon being able to increase substantially its market share for laser marking products, particularly in the United States and Japan. If the Company is unable to implement its strategy of increasing its market share for laser marking products and of expanding its product range to include higher output power diffusion-cooled CO2 Slab lasers, diode lasers and diode-pumped Nd:YAG solid state lasers at attractive prices, it may not be able to achieve its anticipated rate of growth, as a result of which its business, operating results and financial condition could be adversely affected. No assurance can be given that the Company will successfully expand its marking products' market share, increase the output power of its diffusion-cooled CO2 Slab laser sources, successfully redesign diode lasers for industrial production environments or develop diode-pumped Nd:YAG solid state laser products, or that any such products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies.

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

Asia-Pacific Risk

Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. As the Asia Pacific market currently represents approximately 21% of the Company's revenue, these weaknesses could adversely affect consumer demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales, and ultimately the Company's consolidated results of operations.

Year 2000 Compliance

The Company has evaluated the costs necessary to make its computer systems Year 2000 compliant. The bulk of these costs are expected to be incurred during fiscal years 1998 and 1999 and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition.

Overview

Rofin-Sinar Technologies, Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the first quarter of fiscal year 1997 and fiscal year 1998, respectively, approximately 75% and 73% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 25% and 27% were from sales and servicing of laser products for marking applications.

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
                                                     Three Months Ended
                                                         December 31,
                                                 ---------------------------
                                                     1997           1996
                                                 -----------     -----------
Net sales                                            100%            100%
Cost of goods sold                                    61%             64%
Gross profit                                          39%             36%
Selling, general and administrative expenses          19%             17%
Research and development expenses                      9%              7%
Income from operations                                11%             12%
Income before income taxes                            12%             13%
Net income                                             7%              8%

Net Sales - Net sales of $28.2 million were down by $5.8 million, or 17%, in the first quarter of fiscal 1998 as compared to the same period of fiscal 1997. The decrease resulted from net sales decrease of $4.3 million, or 36%, in the United States, and $1.5 million, or 7%, in Europe/Asia. The decrease in European/Asian sales was caused by the translation of foreign currency denominated sales into a strong US dollar, as sales for the first quarter of fiscal 1998 would have increased by 6% when converted at exchange rates consistent with the first quarter of fiscal 1997. Net sales of laser products for cutting and welding applications decreased by $6.4 million to $19.0 million, representing 67% of total sales, as compared to the same period for fiscal 1997, while net sales of lasers for marking increased by $0.6 million to $9.2 million, representing 33% of total sales, as compared to fiscal 1997. The previous year's cutting and welding sales included a substantial shipment to a single customer in the North American automotive industry. The increase in sales of laser products for marking applications is caused mainly by strong activity in the semiconductor industry. The effect of currency translation was to reduce Net Sales by $2.8 million, or 10%.

Cost of Goods Sold - Cost of goods sold of $17.2 million in the first quarter of fiscal 1998 decreased by $4.7 million, or 22%, over the comparable prior period, and reflect the decrease in net sales as well as the shift towards higher margin marker unit shipments.

Gross Profit - The Company's gross profit of $11.0 million, or 39.1% of net sales in the first quarter of fiscal 1998 represents a $1.1 million, or 9%, decrease in gross profit over the same period of the prior year. This is due to the decline in sales between these two periods as well as a higher proportion of service and spare parts shipments in the current quarter as compared to the prior period. As a percentage of sales gross profit increased from 35.6% to 39.1%, as described under Cost of Goods Sold. The effect of currency translation was to reduce Gross Profit by $0.8 million, or 7%.

Selling, General and Administrative Expenses - Selling, general and administrative expenses of $5.4 million, for the first quarter of 1998, decreased $0.5 million, or 8%, over the same period in the prior year. The reduction was caused mainly by the benefit of translation of foreign currency denominated expenses into the strong US dollar. As a percentage of sales, selling, general and administrative expenses increased from 17.3% in 1997 to 19.2% in 1998, which results from the fixed nature of certain selling, general and administrative expenses, as compared to lower net sales in the first quarter of fiscal 1998. The current quarter amounts also include the selling, general and administrative expenses of the newly acquired Dilas subsidiary, which was absent from the comparable prior period amount.

Research and Development - Net spending on research and development in the first quarter of 1998 of $2.5 million, or 9.0% of sales, was $0.3 million higher than the comparable prior year period. Gross spending before government grants of $0.2 million and $0.5 million in the first quarter of fiscal 1997 and 1998, respectively, was unchanged at $2.7 million. Additional expenses incurred due to the new Dilas subsidiary offset the beneficial effect of translation of foreign currency denominated expenses into the strong US dollar.

Income from Operations - The Company's income from operations of $3.1 million decreased $1.0 million, or 25%, over the prior year income from operations of $4.1 million. As a percentage of net sales, income from operations decreased from 12.0% in the first quarter of 1997 to 10.9% in the comparable period of fiscal 1998. The effect of currency translation was to reduce Income from Operations by $0.2 million, or 6%.

Income Before Income Taxes - The Company's income before income taxes of $3.4 million in the first quarter of fiscal 1998 decreased by $0.9 million, or 20%, over the prior year amount of $4.3 million during the same period. Interest income increased due to the higher cash position as well as reduced borrowing in the current quarter versus the comparable period in the prior year.

Income Tax Expense - Income tax expense of $1.4 million in the first quarter of 1998 represents an effective tax rate of 41.1% versus an effective rate of 38.4% in the first quarter of 1997. This is due to the fact that the Company's European/Asian operations, with its higher effective tax rate, realized a greater portion of the consolidated income before income taxes than did the U.S. operations in fiscal 1998 compared to 1997. This is slightly offset by the fact that a higher proportion of the U.S.'s investments were invested in tax-exempt instruments in the current year fiscal quarter.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $2.0 million in the first quarter of fiscal 1998, which represents a 24% decrease over the comparable prior period net income of $2.7 million. As a percentage of Net Sales, Net Income was 7.9% and 7.2% in the first quarters of fiscal 1997 and 1998, respectively. Diluted and basic earnings per share in the first quarter equaled $0.18 based upon 11.6 million and 11.5 million common shares, respectively, as compared to restated diluted and basic earnings per share of $0.23 for the same period of 1997, based on 11.6 million and 11.5 million shares, respectively. The effect of currency translation was to reduce Net Income by $0.1 million, or 5%.


Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 1997 were cash and cash equivalents of $39.4 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies. As of December 31, 1997, $11.7 million was borrowed against the Deutsche Bank facility and $7.6 million from the other lines of credit. Of this total $3.3 million is classified as long-term and is due in the year 2000.

Cash and cash equivalents decreased by $1.3 million during the quarter ended December 31, 1997. Approximately $1.1 million in cash and cash equivalents were used in operating activities, primarily as the result of increased accounts receivable due to a high proportion of shipments in December 1997.

Sources of cash from financing activities totaled $0.5 million. Proceeds from bank borrowing to fund the newly acquired Dilas subsidiary of $1.3 million were partially offset by repayments of $0.9 million to a related party.

Cash from investing activities totaled $0.5 million in the quarter ended December 31, 1997 and was used primarily for various additions to property and equipment related to introduction of new products and computer upgrades.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and credit facilities, will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

                       PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell / C.J. Lawrence, Inc., Alex Brown & Sons Inc., and Lehmann Brothers, Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million were used to purchase all outstanding shares of Rofin-Sinar Laser and Rofin-Sinar, Inc. from the former Parent and to repay certain indebtedness owed to the former Parent. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In the fourth quarter of fiscal 1997 the Company used approximately $5.2 million of the $25.0 million of net invested proceeds to consummate the acquisition of Dilas. Since the date of the Company's last report on its use of the proceeds of its initial public offering, the Company has not used any of the invested proceeds, except for use towards working capital. Accordingly, approximately $19.0 million of the net offering proceeds remain to be applied.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11.1  Computation of earnings per share.

               27.1 Financial data schedule for three month period ended December 31, 1997.

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


                                            Rofin-Sinar Technologies Inc.
                                         -----------------------------------
                                                     (Registrant)




Date: February 13, 1997                        /s/ Gunther Braun
                                         -----------------------------------
                                                   Gunther Braun
                                            Executive Vice President,
                                            Finance and Administration,
                                            and Chief Financial Officer