Form 10-Q
period 1998-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 1998-05-15
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM  10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998


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


                              (734) 455-5400
        -----------------------------------------------------------
          (Registrant's telephone number, including area code)


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

11,522,440 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 15, 1998.

                    ROFIN-SINAR TECHNOLOGIES INC.

                               INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 1998 and September 30, 1997                   3

          Condensed Consolidated Statements of Operations
            Six months and three months ended
            March 31, 1998 and March 31, 1997                       4

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 1998 and March 31, 1997      5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8


PART II   OTHER INFORMATION                                        16

          SIGNATURES                                               18

          Exhibit  3.2 - By-Laws of the Corporation, as amended

          Exhibit 11.1 - Computation of Earnings Per Share

          Exhibit 27.1 - Financial data schedule for the
                         six-month period ended March 31, 1998

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
                            (dollars in thousands)
                                                     March 31,   September 30,
                                                        1998         1997
                                                    (Unaudited)    (Audited)
ASSETS                                              -----------  -------------
Current Assets:
  Cash and cash equivalents                           $ 38,280       $ 40,743
  Trade accounts receivable, net                        31,114         27,148
  Inventories, net (Note 2)                             30,373         28,731
  Deferred income tax assets - current                   2,817          3,508
  Other current assets and prepaid expenses              2,244          1,837
                                                     ----------     ----------
    Total current assets                               104,828        101,967

Property and equipment, net                             22,019         22,118
Intangibles, net                                         4,610          5,054
Deferred income tax assets - noncurrent                  2,643          2,769
Other noncurrent assets                                    339            281
                                                     ----------     ----------
    Total assets                                     $ 134,439      $ 132,189
                                                     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 3)                            $  15,741      $  18,569
  Accounts payable, trade                                7,859          5,837
  Accrued liabilities (Note 2)                          19,748         22,554
                                                     ----------     ----------
    Total current liabilities                           43,348         46,960

Long-term debt (Note 4)                                  3,249              0
Deferred income tax liability, long-term                   217            191
Pension obligations                                      2,968          3,044
Minority interests                                         295             69
Other long-term liabilities                                 19              0
                                                     ----------     ----------
    Total liabilities                                   50,096         50,264

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,513,800 issued and outstanding          115            115
  Additional paid-in-capital                            75,743         75,666
  Cumulative foreign currency translation adjustment   ( 4,440)       ( 2,810)
  Retained earnings                                     12,925          8,954
                                                     ----------     ----------
    Total stockholders' equity                       $  84,343      $  81,925

    Total liabilities and stockholders' equity       $ 134,439      $ 132,189
                                                     ==========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
      Condensed Consolidated Statements of Operations (Unaudited)
              Periods Ended March 31, 1998 and 1997
         (dollars in thousands, except per share amounts)


                                     Six Months             Three Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                   1998       1997        1998        1997
                               ----------  ----------  ----------  ----------

Net sales                      $  58,173   $  67,469   $  29,962   $  33,435
Cost of goods sold                36,164      43,232      18,974      21,311
                               ----------  ----------  ----------  ----------
    Gross profit                  22,009      24,237      10,988      12,124

Selling, general, and
    administrative expenses       11,320      11,533       5,900       5,651
Research and development expenses  4,714       4,876       2,186       2,719
                               ----------  ----------  ----------  ----------
    Income from operations         5,975       7,828       2,902       3,754

Other expense (income):
  Interest expense (income), net  (  399)     (  451)     (  100)     (  277)
  Other expenses (income)         (  421)     (  393)     (  337)     (  297)
                               ----------  ----------  ----------  ----------
    Income before income taxes     6,795       8,672       3,339       4,328

Income tax expense                 2,824       3,506       1,405       1,840
                               ----------  ----------  ----------  ----------

    Net income                  $  3,971    $  5,166    $  1,934    $  2,488
                               ==========  ==========  ==========  ==========


Net income per common
  share (Note 5):

    Basic                       $   0.34    $   0.45    $   0.17    $   0.22

    Diluted                     $   0.34    $   0.45    $   0.17    $   0.21
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 5):

    Basic                      11,510,830  11,504,500  11,511,488  11,504,500

    Diluted                    11,599,326  11,578,531  11,605,529  11,587,364
                               ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Six Months Ended March 31, 1998 and 1997
                          (dollars in thousands)


                                                  March 31,        March 31,
                                                    1998             1997
                                                 -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $   3,971        $   5,166
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities    (  5,665)           1,108
    Other adjustments                                 1,265            1,141
                                                  ----------       ----------
      Net cash provided (used) by
        operating activities                       (    429)           7,415
                                                  ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment       24               55
  Additions to property and equipment              (  2,034)        (    681)
  Other                                                 411                0
                                                  ----------       ----------

      Net cash used by investing activities        (  1,599)        (    626)
                                                  ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of former parent loans                        0         ( 17,182)
  Borrowings from bank                                1,157           13,239
  Repayment to bank                                (    126)               0
  Repayment to related party                       (    855)               0
  Other                                                  77                0
                                                  ----------       ----------
      Net cash provided (used) by
        financing activities                            253         (  3,943)
                                                  ----------       ----------

Effect of foreign currency translation on cash     (    688)        (    365)
                                                  ----------       ----------
Net increase (decrease) in
  cash and cash equivalents                        (  2,463)           2,481

Cash and cash equivalents at beginning of period     40,743           34,869
                                                  ----------       ----------
Cash and cash equivalents at end of period         $ 38,280         $ 37,350
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

2.   Balance Sheet Detail:

Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:

                                                  March 31,    September 30,
                                                    1998           1997
                                                ------------   -------------
Finished goods                                   $   3,137       $   2,732
Work in progress                                     8,036           7,944
Raw materials and supplies                           8,727           6,903
Demonstration inventory                              3,672           4,335
Service parts                                        6,801           6,817
                                                -----------     -----------
    Total inventories, net                       $  30,373       $  28,731
                                                ===========     ===========

Accrued liabilities are comprised of the following:
                                                  March 31,    September 30,
                                                    1998           1997
                                                ------------   -------------
Employee compensation                            $   4,560       $   4,960
Warranty reserves                                    5,217           5,724
Deferred revenue                                       202             244
Income taxes payable                                 5,174           5,826
Customer deposits                                    2,074           2,016
Other                                                2,521           3,784
                                                -----------     -----------
     Total accrued liabilities                   $  19,748       $  22,554
                                                ===========     ===========

3.   Line of Credit

In October 1996 the Company obtained a credit line for a $25,000 revolving loan facility with Deutsche Bank AG to support its working capital needs. As of March 31, 1998, $11,125 was borrowed on a short term basis against this loan facility by Rofin-Sinar Laser GmbH, Dilas GmbH, Rofin Marubeni Laser Corp., and Rofin-Sinar S.r.L. at an average interest rate of 3.3%.

In addition, the Company's foreign subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At March 31, 1998, direct borrowings under these agreements totaled $4,616; and $2,166 remained unused.

4.   Long-Term Debt

At March 31, 1998, $542 was borrowed under the credit line with Deutsche Bank with extended payment terms into the year 2000. Further, Rofin-Sinar Laser GmbH entered into a loan agreement with a German bank for a $2,790 long-term credit facility. As of March 31, 1998 $2,707 was borrowed against this loan. Both loan agreements expire in 2000.

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

                                 Six Months Ended        Three Months Ended
                                     March 31,               March 31,
                               ----------------------  ----------------------
                                   1998       1997        1998        1997
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,510,830  11,504,500  11,511,488  11,504,500

Potential additional shares
  due to outstanding dilutive
  stock options                    88,496      74,031      94,041      82,864
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,599,326  11,578,531  11,605,529  11,587,364
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended March 31, 1998 were 193,000 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $2.8 million debit at September 30, 1997 to a $4.4 million debit at March 31, 1998. This change arose primarily from the strengthening of the U.S. dollar against the German mark, and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

The Company has implemented a policy to hedge up to 50% of its net foreign currency exposure on sales transactions utilizing forward exchange contracts or foreign exchange options. The Company has also implemented a policy to continue to borrow in each operating subsidiary's functional currency to reduce exposure to exchange gains and losses. There can be no assurance that changes in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Relating to Sales Growth in CO2, Diode and Nd:YAG Lasers

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

Asia-Pacific Risk

Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. As the Asia Pacific market currently represents approximately 18% of the Company's revenue, these weaknesses could adversely affect consumer demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales, and ultimately the Company's consolidated results of operations.

Year 2000 Compliance

The Company has evaluated the costs necessary to make its computer systems Year 2000 compliant. The bulk of these costs are expected to be incurred during fiscal years 1998 and 1999 and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition.

Overview

Rofin-Sinar Technologies, Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the second quarter of fiscal year 1997 and fiscal year 1998, respectively, approximately 76% and 67% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 24% and 33% were from sales and servicing of laser products for marking applications.

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

In January 1998, RSTI formed a new company, Rofin-Sinar UK, Ltd., based in Kingston upon Hull, England, and acquired the business assets of Palomar Technologies, Ltd., to design, manufacture and sell low-power CO2 lasers.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                    Six Months             Three Months
                                  Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  1998       1997        1998        1997
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%         100%
Cost of goods sold                  62%         64%         63%          64%
Gross profit                        38%         36%         37%          36%
Selling, general and
  administrative expenses           20%         17%         20%          17%
Research and development expenses    8%          7%          7%           8%
Income from operations              10%         12%         10%          11%
Income before income taxes          12%         13%         11%          13%
Net income                           7%          8%          7%           7%


Net Sales - Net sales of $30.0 million and $58.2 million represent decreases of $3.5 million (10%) and $9.3 million (14%) for the three months and six months ended March 31, 1998, respectively, compared to the corresponding periods of fiscal 1997. The reduction resulted from net sales decreases of $8.1 million, or 32%, in the United States, and $1.2 million, or 3%, in Europe/Asia for the corresponding six month periods as compared to the prior year. The strengthening of the U.S. dollar against foreign currencies resulted in lower net sales of $4.7 million for the six month period. Net sales of laser products for cutting and welding applications for the three and six months periods decreased by 22% to $19.9 million, and by 24% to $38.9 million as compared to the same periods for fiscal 1997. Net sales of lasers for marking applications for the three and six month periods increased by 27% to $10.0 million and by 16% to $19.2 million as compared to fiscal 1997. The decrease in cutting and welding products is caused mainly by the inclusion in the fiscal 1997 revenue of a major program to a single automotive airbag company. The increase in marking revenue is due mainly to strong sales for marking systems in the semi-conductor industry.

Cost of Goods Sold - Cost of goods sold decreased $2.3 million (11%) and $7.1 million (16%) for the three months and six months ended March 31, 1998, respectively, compared to the corresponding periods of fiscal 1997, and reflect the decrease in net sales.

Gross Profit - The Company's gross profit of $11.0 million and $22.0 million for the three months and six months ended March 31, 1998, respectively, represents a $1.1 million and $2.2 million decrease from the same periods of the prior year. This is due partially to the decline in sales between these two periods as well as the current year inclusion of start-up manufacturing costs associated with the UK acquisition. As a percentage of sales over the corresponding three and six month periods gross profit increased from 36% to 37% and from 36% to 38% due to the higher portion of revenue attributable to marking and service activity. Gross profit was unfavorably affected by $0.9 million and $1.7 million, for the three and six month periods in fiscal 1998, due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $0.2 million (4%) and decreased $0.2 million (2%) for the three months and six months ended March 31, 1998, respectively, compared to the corresponding periods of fiscal 1997. The second quarter increase is primarily due to the inclusion of start-up costs associated with UK operations. SG&A expenses increased from 17% to 20% as a percentage of sales over both the three and six month periods ended March 31, 1998, due to the fixed nature of certain costs as compared to lower sales levels in the current year.

Research and Development - The Company spent net $2.2 million and $4.7 million on research and development during the three and six month periods. This represents decreases of 20% and 3% over the same periods of the prior year. The decrease in spending was primarily due to the high proportion of spending denominated in the German mark which weakened against the U.S. dollar. Gross research and development expenses for the three and six months were $2.8 and $5.5 million and were reduced by $0.6 and $0.8 million of government grants.

Income from Operations - The Company's income from operations of $2.9 million and $6.0 million for the three and six months ended March 31, 1998 represent decreases of $0.9 million, or 23%, and $1.9 million, or 24% over the corresponding prior year periods. Income from operations was unfavorably affected by $0.2 million, for the three month period in fiscal 1998, due to the strengthening of the U.S. dollar. The unfavorable effect on net sales was partly offset by corresponding decreases in costs of sales, research and development, and SG&A from the Company's foreign operations.

Income Before Income Taxes - The Company's income before income taxes of $3.3 million and $6.8 million for the three and six months ended March 31, 1998, represent decreases of $1.0 million (23%) and $1.9 million (24%) over the corresponding prior year periods. Net interest income declined due to lower investment activity in the current period versus the comparable period in the prior year. In addition, the Company's investment portfolio now includes a higher ratio of tax-exempt investment vehicles which serve to lower the interest income yet lower the effective tax rate.

Income Tax Expense - Income tax expense of $1.4 million and $2.8 million for the three and six month periods ended March 31, 1998 represent effective tax rates of 42.1% and 41.6%, compared to prior year corresponding effective tax rates of 42.6% and 40.4%, respectively. This change in rates is primarily due to the mix of the Company's Europe/Asian operations as a portion of the consolidated income before income taxes in fiscal 1998, compared to 1997, offset by the increase in tax-exempt interest income, as discussed above.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $1.9 million and $4.0 million for the three and six month periods ended March 31, 1998, which represent decreases of $0.6 million (22%) and $1.2 million (23%) over the comparable prior periods. For the three months ended March 31, 1998 both basic and diluted earnings per share equaled $0.17 based upon 11.5 million and 11.6 million common shares outstanding, respectively, as compared to basic and diluted earnings per share of $0.22 and $0.21 for the same period of 1997, based on 11.5 million and 11.6 million shares outstanding, respectively.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 1998 were cash and cash equivalents of $38.3 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies. As of March 31, 1998, $11.7 million was borrowed against the Deutsche Bank facility, $4.6 million from other lines of credit, and $2.7 million from a loan agreement. Of this total $3.2 million is classified as long-term and is due in the year 2000.

Cash and cash equivalents decreased by $2.5 million during the six months ended March 31, 1998. Approximately $0.4 million in cash and cash equivalents were used in operating activities, primarily as the result of increased accounts receivable due to a high proportion of shipments in March 1998, offset by a corresponding increase in accounts payable since year end.

Uses of cash from investing activities totaled $1.6 million for the six months ended March 31, 1998 and was due primarily to leasehold improvements and various additions to property and equipment related to introduction of new products and computer upgrades. Of this amount, $0.9 million is related to the newly formed Rofin-Sinar UK subsidiary.

Cash provided from financing activities totaled $0.3 million. Proceeds from bank borrowings totaled $1.2 million which were partially offset by repayments of $0.9 million to a related party.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and credit facilities, will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell / C.J. Lawrence, Inc., Alex Brown & Sons Inc., and Lehmann Brothers, Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million were used to purchase all outstanding shares of Rofin-Sinar Laser and Rofin-Sinar, Inc. from the former Parent and to repay certain indebtedness owed to the former Parent. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In the fourth quarter of fiscal 1997 the Company used approximately $5.2 million of the $25.0 million of net invested proceeds to consummate the acquisition of Dilas. In the first quarter of fiscal 1998 the Company used approximately $0.8 million for working capital purposes. Since the date of the Company's last report on its use of the proceeds of its initial public offering, the Company used approximately $0.9 million to consummate the acquisition of the business assets of Palomar Technologies Ltd., a wholly owned subsidiary of Palomar Medical Technologies Inc. Of the remaining proceeds approximately $1.6 million was used for working capital purposes. Accordingly, approximately $16.5 million of the net offering proceeds remain to be applied.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         On March 25, 1998, the Annual Meeting of Stockholders of Rofin-Sinar Technologies Inc. was held in Tempe, Arizona.

The following individuals were elected to the Board of Directors of Rofin-Sinar Technologies, Inc.:

                        Hinrich Martinen
                        Gary Willis

Other matters voted upon at the meeting and the number of affirmative and negative votes cast with respect to each such matter were as follows:

                                           Affirmative     Negative
                                              Votes          Votes
                                           -----------    ----------

Ratification of the appointment of          4,929,064             0
KPMG Peat Marwick LLP as independent
public accountants for the 1998 fiscal year.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               3.2   By-Laws of the Company, as amended

               11.1  Computation of earnings per share.

               27.1 Financial data schedule for three month period ended March 31, 1998.

         (b)   Reports on Form 8-K

               The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1998:

Current Report on Form 8-K, dated February 2, 1998, announced the acquisition of the business assets of Palomar Technologies Ltd. and formation of a new UK-based company, Rofin-Sinar UK Ltd., to develop and manufacture a new range of low-power lasers to complement its existing portfolio of products.

Current Report on Form 8-K, dated February 12, 1998, announced the Company's earnings for the first quarter of fiscal 1998.

Current Report on Form 8-K, dated March 25, 1998, denied any current plans by the Company to become listed on the "Neue Markt" stock exchange in Frankfurt, Germany.

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


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   May 15, 1998                 /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer