Form 10-Q
period 1998-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 1998-08-13
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM  10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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

11,522,440 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 10, 1998.

                    ROFIN-SINAR TECHNOLOGIES INC.

                               INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            June 30, 1998 and September 30, 1997                    3

          Condensed Consolidated Statements of Operations
            Nine months and three months ended
            June 30, 1998 and June 30, 1997                         4

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 1998 and June 30, 1997       5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9


PART II   OTHER INFORMATION                                        17

          SIGNATURES                                               19

          Exhibit 11.1 - Computation of Earnings Per Share

          Exhibit 27.1 - Financial data schedule for the
                         Nine-month period ended June 30, 1998

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
                            (dollars in thousands)
                                                      June 30,   September 30,
                                                        1998         1997
ASSETS                                                (Note 1)     (Note 1)
Current Assets:                                     -----------  -------------
  Cash and cash equivalents                           $ 36,431       $ 40,743
  Trade accounts receivable, net                        31,225         27,148
  Inventories, net (Note 2)                             32,989         28,731
  Deferred income tax assets - current                   3,696          3,508
  Other current assets and prepaid expenses              1,948          1,837
                                                     ----------     ----------
    Total current assets                               106,289        101,967

Property and equipment, net                             22,483         22,118
Intangibles, net                                         4,676          5,054
Deferred income tax assets - noncurrent                  1,740          2,769
Other noncurrent assets                                    467            281
                                                     ----------     ----------
    Total assets                                     $ 135,655      $ 132,189
                                                     ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 3)                            $  15,323      $  18,569
  Accounts payable, trade                                7,171          5,837
  Accrued liabilities (Note 2)                          19,559         22,554
                                                     ----------     ----------
    Total current liabilities                           42,053         46,960

Long-term debt (Note 4)                                  3,317              0
Deferred income tax liability, long-term                   340            191
Pension obligations                                      3,214          3,044
Minority interests                                         343             69
Other long-term liabilities                                 27              0
                                                     ----------     ----------
    Total liabilities                                   49,294         50,264

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,522,440 (11,510,500 at
    September 30, 1997) issued and outstanding             115            115
  Additional paid-in-capital                            75,845         75,666
  Cumulative foreign currency translation adjustment   ( 3,774)       ( 2,810)
  Retained earnings                                     14,175          8,954
                                                     ----------     ----------
    Total stockholders' equity                       $  86,361      $  81,925

    Total liabilities and stockholders' equity       $ 135,655      $ 132,189
                                                     ==========     ==========
See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended June 30, 1998 and 1997
           (dollars in thousands, except per share amounts)


                                    Nine Months             Three Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                   1998       1997        1998        1997
                               ----------  ----------  ----------  ----------

Net sales                      $  87,075   $  98,677   $  28,902   $  31,209
Cost of goods sold                55,105      62,395      18,941      19,163
                               ----------  ----------  ----------  ----------
    Gross profit                  31,970      36,282       9,961      12,046

Selling, general, and
    administrative expenses       16,640      17,636       5,319       6,103
Research and development expenses  7,280       6,958       2,566       2,083
Special charge                         0       1,350           0       1,350
                               ----------  ----------  ----------  ----------
    Income from operations         8,050      10,338       2,076       2,510

Other expense (income):
  Interest expense (income), net  (  607)     (  662)     (  207)     (  211)
  Other expense (income)          (  548)     (  590)     (  127)     (  198)
                               ----------  ----------  ----------  ----------
    Income before income taxes     9,205      11,590       2,410       2,919

Income tax expense                 3,984       4,913       1,160       1,408
                               ----------  ----------  ----------  ----------

    Net income                  $  5,221    $  6,677    $  1,250    $  1,511
                               ==========  ==========  ==========  ==========

Net income per common
  share (Note 5):

    Basic                       $   0.45    $   0.58    $   0.11    $   0.13

    Diluted                     $   0.45    $   0.57    $   0.11    $   0.13
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 5):

    Basic                      11,514,380  11,504,500  11,521,481  11,504,500

    Diluted                    11,620,757  11,603,100  11,686,885  11,627,965
                               ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended June 30, 1998 and 1997
                          (dollars in thousands)


                                                      June 30,     June 30,
                                                        1998         1997
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   5,221    $   6,677
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities        (  8,948)       2,510
    Other adjustments                                     1,841        2,243
                                                      ----------   ----------
     Net cash provided (used) by operating activities  (  1,886)      11,430
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           33           55
  Additions to property and equipment                  (  2,776)    (  1,265)
  Other                                                     371            0
                                                      ----------   ----------
     Net cash used by investing activities             (  2,372)    (  1,210)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of former parent loans                            -     ( 16,735)
  Borrowings from bank                                    1,721       12,655
  Repayment to bank                                    (    563)           0
  Repayment to related party                           (    873)           0
  Other                                                     179            0
                                                      ----------   ----------
     Net cash provided (used) by financing activities       464     (  4,080)
                                                      ----------   ----------


Effect of foreign currency translation on cash         (    518)    (    580)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents   (  4,312)       5,560

Cash and cash equivalents at beginning of period         40,743       34,869
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 36,431     $ 40,429
                                                      ==========   ==========






See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 1997. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 1997 balances are derived from audited financial statements, however, all interim period amounts have not been audited.

2.   Balance Sheet Detail:

Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:
                                                  June 30,     September 30,
                                                    1998           1997
                                                ------------   -------------
Raw materials and supplies                       $  10,386       $   6,903
Work in progress                                     8,056           7,944
Service parts                                        7,363           6,817
Finished goods                                       3,092           2,732
Demonstration inventory                              4,092           4,335
                                                -----------     -----------
    Total inventories, net                       $  32,989       $  28,731
                                                ===========     ===========

Accrued liabilities are comprised of the following:
                                                  June 30,     September 30,
                                                    1998           1997
                                                ------------   -------------
Employee compensation                            $   4,985       $   4,960
Warranty reserves                                    4,785           5,724
Deferred revenue                                       225             244
Income taxes payable                                 5,491           5,826
Customer deposits                                    1,752           2,016
Other                                                2,321           3,784
                                                -----------     -----------
     Total accrued liabilities                   $  19,559       $  22,554
                                                ===========     ===========

3.   Line of Credit

In October 1996 the Company obtained a credit line for a $25,000 revolving loan facility with Deutsche Bank AG to support its working capital needs. As of June 30, 1998, $10,543 was borrowed on a short term basis against this loan facility by Rofin-Sinar Laser GmbH, Dilas GmbH, Rofin Marubeni Laser Corp., Rofin-Sinar S.r.L., and Rofin-Sinar UK Ltd. at an average interest rate of 3.4%.

In addition, the Company's foreign subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At June 30, 1998, direct borrowings under these agreements totaled $4,780; and $2,910 remained unused.

4.   Long-Term Debt

At June 30, 1998, $553 was borrowed under the credit line with Deutsche Bank with extended payment terms into the year 2000. Further, Rofin-Sinar Laser GmbH entered into a loan agreement with a German bank for a $2,790 long-term credit facility. As of June 30, 1998, $2,764 was borrowed against this loan. Both loan agreements expire in 2000.

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

                                 Nine Months Ended       Three Months Ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
                                   1998       1997        1998        1997
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,514,380  11,504,500  11,521,481  11,504,500

Potential additional shares
  due to outstanding dilutive
  stock options                   106,377      98,600     165,404     123,465
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,620,757  11,603,100  11,686,885  11,627,965
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the nine months ended June 30, 1998 were 193,000 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

6.   Recently Issued Accounting Standards

In 1997 Financial Accounting Standards No. 130 (FAS 130), "Reporting Comprehensive Income", was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with FAS 130 in fiscal year 1999.

In 1997 Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in fiscal year 1999.

In 1998 Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for fiscal years commencing after June 15, 1999. The Company will comply with FAS 133 in fiscal year 2000.

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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $2.8 million debit at September 30, 1997 to a $3.8 million debit at June 30, 1998. This change arose primarily from the strengthening of the U.S. dollar against the German mark, and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

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

Competition

The laser industry is characterized by significant price and technical competition. The Company's current and proposed laser products and laser marking products compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than the Company. The Company believes that this competition will be particularly intense in the CO2, diode laser and Nd:YAG solid state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that the Company will successfully differentiate its current and proposed products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products. With respect to the Company's laser marking products, because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and the Company expects new competitive product entry in this market. To maintain its competitive position in this market, the Company believes that it will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position, or that its products will receive market acceptance.

Risks Relating to Sales Growth in CO2, Diode and Nd:YAG Lasers

In recent years, the Company has experienced a period of rapid growth, attributable in large part to the demand for its laser marking products. If the Company is to maintain or increase the rate of growth of its laser sales in the near term, such sales will have to come through increases in market share for the Company's existing products, through the development of new products or through the Company's acquisition of its competitors or their products. To date, a substantial portion of the Company's revenue has been derived from sales of high-powered CO2 laser sources and, more recently, solid state flash lamp-pumped laser sources. The Company intends to devote substantial resources to increasing the output power of its diffusion-cooled CO2 Slab laser sources and to developing low-power CO2 Slab lasers, diode lasers and diode-pumped Nd:YAG solid state laser products in accordance with market demand. The Company is currently focused on reducing the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing. The Company's diode-pumped lasers, however, are currently being introduced to the market and are not expected to result in marketable products in fiscal 1998. A large part of the Company's growth strategy depends upon being able to increase substantially its market share for laser marking products, particularly in the United States and Japan. If the Company is unable to implement its strategy of increasing its market share for laser marking products and of expanding its product range to include higher output power diffusion-cooled CO2 Slab lasers, low-power CO2 Slab lasers, diode lasers and diode-pumped Nd:YAG solid state lasers at attractive prices, it may not be able to achieve its anticipated rate of growth, as a result of which its business, operating results and financial condition could be adversely affected. No assurance can be given that the Company will successfully expand its marking products' market share, increase the output power of its diffusion-cooled CO2 Slab laser sources, successfully redesign diode lasers for industrial production environments or develop diode-pumped Nd:YAG solid state laser products and low-power CO2 Slab lasers, or that any such products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies.

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

The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 46 United States and foreign patents on its laser sources which expire from 1998 to 2016. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company.

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

Asia-Pacific Risk

Countries in the Asia Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. As the Asia Pacific market currently represents approximately 16% of the Company's revenue, these weaknesses could adversely affect consumer demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales, and ultimately the Company's consolidated results of operations.

Year 2000 Compliance

The Company has evaluated the costs necessary to make its computer systems Year 2000 compliant. The bulk of these costs are expected to be incurred during fiscal years 1998 and 1999 and are not expected to have a material impact on the Company's cash flows, results of operations or financial condition.

Overview

Rofin-Sinar Technologies, Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the third quarter of fiscal year 1997 and fiscal year 1998, respectively, approximately 70% and 65% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 30% and 35% were from sales and servicing of laser products for marking applications.

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

                                    Nine Months             Three Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  1998       1997        1998        1997
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%         100%
Cost of goods sold                  63%         63%         66%          61%
Gross profit                        37%         37%         34%          39%
Selling, general and
  administrative expenses           19%         18%         18%          20%
Research and development expenses    9%          7%          9%           7%
Special charge                       0%          1%          0%           4%
Income from operations               9%         11%          7%           8%
Income before income taxes          11%         12%          8%           9%
Net income                           6%          7%          4%           5%


Net Sales - Net sales of $28.9 million and $87.1 million represent decreases of $2.3 million (7%) and $11.6 million (12%) for the three months and nine months ended June 30, 1998, respectively, compared to the corresponding periods of fiscal 1997. The reduction resulted from net sales decreases of $8.3 million, or 23%, in the United States, and $3.3 million, or 5%, in Europe/Asia for the corresponding nine month periods as compared to the prior year. The strengthening of the U.S. dollar against foreign currencies resulted in lower net sales of $5.8 million for the nine month period. Net sales of laser products for cutting and welding applications for the three and nine months periods decreased by 14% to $18.8 million, and by 21% to $57.7 million as compared to the same periods for fiscal 1997. Net sales of lasers for marking applications for the three and nine month periods increased by 9% to $10.1 million and by 14% to $29.4 million as compared to fiscal 1997. The decrease in cutting and welding products is caused mainly by the inclusion in the fiscal 1997 revenue of a major program to a single automotive airbag company and lower unit shipments due to the Companies world-wide markets. The increase in marking revenue is due mainly to strong sales for marking systems in the semi-conductor and electronics industry.

Cost of Goods Sold - Cost of goods sold decreased $0.2 million (1%) and $7.3 million (12%) for the three months and nine months ended June 30, 1998, respectively, compared to the corresponding periods of fiscal 1997, and reflect the decrease in net sales.

Gross Profit - The Company's gross profit of $10.0 million and $32.0 million for the three months and nine months ended June 30, 1998, respectively, represents a $2.1 million and $4.3 million decrease from the same periods of the prior year. This is due partially to the decline in sales between these two periods as well as the current year inclusion of start-up manufacturing costs associated with the UK acquisition and due to a larger proportion of lower-margin marking systems and lower unit shipments of cutting and welding lasers. As a percentage of sales over the corresponding three month periods gross profit decreased from 39% to 34%, whereas for the corresponding nine month periods it remained steady at 37%. Gross profit was unfavorably affected by $0.5 million and $2.2 million, for the three and nine month periods in fiscal 1998, due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $0.8 million (13%) and $1.0 million (6%) for the three months and nine months ended June 30, 1998, respectively, compared to the corresponding periods of fiscal 1997. The third quarter decrease is primarily due to last years one-time provision for a bankrupt customer and biannual trade show costs. In addition, the current quarter results were favorably impacted by $0.1 million related to the amortization of the unallocated negative goodwill which resulted from the Rofin-Sinar UK Ltd. asset purchase. SG&A expenses increased from 18% to 19% as a percentage of sales for the nine month periods ended June 30, 1998, due to the fixed nature of certain costs as compared to lower sales levels in the current year.

Research and Development - The Company spent net $2.6 million and $7.3 million on research and development during the three and nine month periods. This represents increases of 23% and 5% over the same periods of the prior year. The increase in spending was primarily due to the on-going research and development work for diode-pumped and Nd:YAG lasers, and output power increases of the slab laser generation. Gross research and development expenses for the three and nine months were $2.8 and $8.3 million and were reduced by $0.2 and $1.0 million of government grants.

Income from Operations - The Company's income from operations of $2.1 million and $8.1 million for the three and nine months ended June 30, 1998 represent decreases of $0.4 million, or 17%, and $2.3 million, or 22% over the corresponding prior year periods. Income from operations was unfavorably affected by $0.1 million, for the three month period in fiscal 1998, due to the strengthening of the U.S. dollar. The unfavorable effect on net sales was partly offset by corresponding decreases in costs of sales, research and development, and SG&A from the Company's foreign operations.

Income Before Income Taxes - The Company's income before income taxes of $2.4 million and $9.2 million for the three and nine months ended June 30, 1998, represent decreases of $0.5 million (17%) and $2.4 million (21%) over the corresponding prior year periods. Net interest income declined due to lower investment activity in the current period versus the comparable period in the prior year. In addition, the Company's investment portfolio now includes a higher ratio of tax-exempt investment vehicles which serve to lower the interest income yet lower the effective tax rate.

Income Tax Expense - Income tax expense of $1.2 million and $4.0 million for the three and nine month periods ended June 30, 1998 represent effective tax rates of 48.1% and 43.3%, compared to prior year corresponding effective tax rates of 48.2% and 42.4%, respectively. This change in rates is primarily due to a higher proportion of current year profit generated in Germany, partially due to first year operations of the Dilas subsidiary. In addition, rates increased in Italy due to recent tax legislation.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $1.3 million and $5.2 million for the three and nine month periods ended June 30, 1998, which represent decreases of $0.3 million (17%) and $1.5 million (22%) over the comparable prior periods. For the three months ended June 30, 1998 both basic and diluted earnings per share equaled $0.11 based upon 11.5 million and 11.7 million common shares outstanding, respectively, as compared to basic and diluted earnings per share of $0.13 for the same period in 1997, based on 11.5 million and 11.6 million shares outstanding, respectively.


Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 1998 were cash and cash equivalents of $36.4 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies. As of June 30, 1998, $11.1 million was borrowed against the Deutsche Bank facility, $4.8 million from other lines of credit, and $2.8 million from a loan agreement. Of this total $3.3 million is classified as long-term and is due in the year 2000.

Cash and cash equivalents decreased by $4.3 million during the nine months ended June 30, 1998. Approximately $1.9 million in cash and cash equivalents were used in operating activities, primarily as the result of increased accounts receivable due to a high proportion of shipments in June 1998, as well as an increase in inventories due to the delay in production in cutting and welding products and the initial production for new product-lines. These increases in operating assets were offset by a corresponding increase in accounts payable since year end.

Uses of cash from investing activities totaled $2.4 million for the nine months ended June 30, 1998 and was due primarily to leasehold improvements and various additions to property and equipment related to introduction of new products and computer upgrades. Of this amount, $1.0 million is related to the newly formed Rofin-Sinar UK subsidiary.

Cash provided from financing activities totaled $0.5 million. Proceeds from bank borrowings totaled $1.7 million which were partially offset by repayments of $0.9 million to a related party and repayments of $0.6 million to the bank.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and credit facilities, will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell / C.J. Lawrence, Inc., Alex Brown & Sons Inc., and Lehmann Brothers, Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million were used to purchase all outstanding shares of Rofin-Sinar Laser and Rofin-Sinar, Inc. from the former Parent and to repay certain indebtedness owed to the former Parent. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In the fourth quarter of fiscal 1997 the Company used approximately $5.2 million of the $25.0 million of net invested proceeds to consummate the acquisition of Dilas. In the first quarter of fiscal 1998 the Company used approximately $0.8 million for working capital purposes. In the second quarter of fiscal 1998 the Company used approximately $0.9 million to consummate the acquisition of the business assets of Palomar Technologies Ltd., a wholly owned subsidiary of Palomar Medical Technologies Inc. Of the remaining proceeds approximately $1.6 million was used for working capital purposes. Since the date of the Company's last report on its use of the proceeds of its initial public offering approximately $0.7 million was used for working capital purposes. Accordingly, approximately $15.8 million of the net offering proceeds remain to be applied.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11.1  Computation of earnings per share.

               27.1 Financial data schedule for nine month period ended June 30, 1998.

         (b)   Reports on Form 8-K

               The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1998:


Current Report on Form 8-K, dated April 16, 1998, announced that an independent jury has chosen the "Modular Diode Laser-Tools" project presented by Rofin-Sinar Laser as one of the five new projects to be supported by the German Federal Ministry of Education, Science, Research and Technology BMBF.

Current Report on Form 8-K, dated May 12, 1998, announced the Company's earnings for the second quarter of fiscal 1998.

Current Report on Form 8-K, dated June 4, 1998, announced the signing of a technology co-operation and distribution agreement between Rofin-Sinar UK Ltd. and Lasertechnics Marking Corporation.

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


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   August 13, 1998            /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer