Form 10-K
period 1998-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 1998-12-23
CIK 1019361

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1998

                     Commission file number: 000-21377


                       ROFIN-SINAR TECHNOLOGIES, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


            Delaware                                          38-3306461
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)



   45701 Mast Street, Plymouth, MI                               48170
--------------------------------------                         ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (734) 455-5400

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

YES [ X ]    NO [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the Nasdaq National Market on December 17, 1998) was approximately $109,467,550.

11,522,900 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 17, 1998.


                       Documents Incorporated by Reference
                      -------------------------------------
Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held in March 1999 are incorporated by reference herein at Part III, Items 10 - 13.

                        ROFIN-SINAR TECHNOLOGIES, INC.

                              TABLE OF CONTENTS


            Item                                                        Page
--------    ------------------------------------------------------      ----

PART I      1.  Business                                                  3

            2.  Properties                                               24

            3.  Legal Proceedings                                        24

            4.  Submission of Matters to a Vote of Security Holders      24

PART II     5.  Market Price of the Registrant's Common
                Equity and Related Stockholder Matters                   25

            6.  Selected Financial Data                                  26

            7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            27

            7A. Quantitative and Qualitative Disclosures about
                Market Risk                                              33

            8.  Consolidated Financial Statements and
                Supplementary Data                                       33

            9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   33

PART III    10. Directors and Executive Officers of the Registrant       34

            11. Executive Compensation                                   34

            12. Security Ownership of Certain
                Beneficial Owners and Management                         34

            13. Certain Relationships and Related Transactions           34

PART IV     14. Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K                       35


SIGNATURES                                                               38

                                   PART I


Special Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements, including those factors set forth under "Risk Factors", below. In making these forward-looking statements, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company does not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.     BUSINESS

COMPANY OVERVIEW

Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or the "Company") was incorporated in Delaware on July 19, 1996. On September 30, 1996, the Company consummated an initial public offering of its common stock ("IPO"). Prior to the IPO, the common stock of Rofin-Sinar, a newly formed holding company, Rofin-Sinar Inc. ("RSI") and Rofin-Sinar Laser GmbH ("RSL") were
each owned directly or indirectly by Siemens AG ("Siemens").   RSL includes
the consolidated accounts of its 99.97% owned subsidiary, Rofin-Sinar France S.A.; its 90.65% owned subsidiary Rofin-Sinar Italiana S.r.l.; and its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation). Concurrent with the IPO, the stock of RSI and RSL (together, the "Rofin-Sinar Group"), including all business operations, assets and liabilities, were sold to the Company in a reorganization.

Rofin-Sinar designs, develops, engineers, manufactures and markets laser products for cutting, welding and marking a wide range of industrial materials. Lasers are a non-contact technology for material processing which have several advantages that are desirable in industrial applications. The Company believes it has a worldwide market share (based on sales volume) of approximately 18% for laser products used for cutting/welding and marking applications and that it is among the largest suppliers of laser products used for marking applications in Europe and the Asia/Pacific region (other than Japan). Over 80% of the Company's sales in fiscal 1998 were made to existing customers. The Company has sold more than 5,500 laser sources since 1975 and currently has over 1,500 active customers (including multinational companies with multiple facilities purchasing from the Company). During both fiscal 1996 and 1997, approximately 72% of the Company's revenues came from sales and servicing of laser products for cutting and welding applications and approximately 28% came from sales and servicing of laser products for marking applications, compared to fiscal 1998 where 67% of revenue was from cutting/welding applications and 33% from marking applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser solutions to three principal target markets for material processing lasers: the machine tool, automotive and semiconductor & electronics industries. The Company sells directly to industrial end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry) who integrate Rofin-Sinar's laser sources with other system components, and to distributors. Many of Rofin-Sinar's customers are among the largest global participants in their respective industries. During the 1996, 1997, and 1998 fiscal years, 34%, 35%, and 31%, respectively, of the Company's sales were in North America, and 66%, 65%, and 69% in Europe/Asia.

In August 1997, Rofin-Sinar acquired 80% of the common stock of Dilas Diodenlaser GmbH ("Dilas"), a German limited liability company based in Mainz, Germany. Dilas designs and manufactures diode lasers and components for a wide range of material processing applications and sells them to the machine tool, automotive and semiconductor & electronic industries, as well as to the research, measurement and medical instruments industries.

In January 1998, Rofin-Sinar formed a 74% owned company, Rofin-Sinar UK Ltd., based in Kingston upon Hull, England, and acquired certain business assets from Palomar Technologies Ltd. UK to design and manufacture low power CO2 lasers for cutting and marking applications to be sold mainly to the machine tool and packaging industries.


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

The following table sets forth the Company's net sales of laser products used for cutting and welding applications and of laser products used for marking applications in fiscal 1996, 1997 and 1998:

                                                  September 30,
                                       -----------------------------------
      Product Category *                 1996         1997         1998
      ------------------------------   ---------    ---------    ---------
                                                 (in thousands)
      Lasers for cutting and welding   $  83,473    $  93,452    $  78,472
      Laser marking products              32,430       35,941       39,111
                                       ---------    ---------    ---------
      Total sales, net                 $ 115,903    $ 129,393    $ 117,583
                                       =========    =========    =========

* For each product category, net sales includes sales of services (including training, maintenance and repair) and spare parts.

The Company from time to time reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business.

The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator mirrors and cooling mechanism), power supply and microcontroller (for control and monitoring). For a more detailed discussion of the components of a laser source, see "Laser Technology". Products are offered in different configurations and utilize different design principles according to the desired application. The Company's engineers and other technical experts work directly with customers in the Company's applications centers to develop and customize the optimal solution for the customers' manufacturing requirements.

LASER PRODUCTS FOR CUTTING AND WELDING

The Company's family of CO2 laser products for cutting and welding, and their principal markets and applications, are discussed below.

      LASER SERIES           POWER RANGE         MODE OF EXCITATION
      -----------------      --------------      ---------------------
      RS DC Slab Series      1.5kW - 3.5kW       High Frequency
      RS HF Series           4.0kW - 8.0kW       High Frequency
      RS SM Series           700W  - 2.0kW       Direct Current
      RS SC Series           100W  - 200 W       High Frequency


Rofin-Sinar introduced its diffusion-cooled RS DC Slab Series laser in mid-1995 and, to date, has shipped over 340 units. The Company believes that it is the only laser manufacturer of diffusion-cooled slab-based lasers in the high power range. In this laser design, a high frequency (HF) excited gas discharge occurs between two water-cooled electrodes which have a large surface area that permits maximum heat dissipation. In December 1997, Rofin-Sinar introduced its second generation of Slab lasers using a diamond window as the only transmissive optic, which further improved the mode stability and enabled higher laser power. The core diffusion-cooled technology is protected by two patents and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. The Company's current focus with respect to its Slab Series lasers is on continuing to increase their power output and continuing to reduce their manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

The Company's RS HF Series lasers combine proven cross-flow design principles with modern high frequency (HF) discharge excitation technology. Since its introduction in 1995, the Company has shipped this product predominantly to customers in the automotive industry, and their sub-suppliers, in the United States and Europe, where it has been used in a significant number of welding applications, including transmissions, tailored blanks, steel tubing and many other car parts and components. In fiscal 1997 the Company increased the output power of this product to 8kW. The automotive industry is the principal market for the HF Series laser.

The Company's SM Series fast-axial flow CO2 laser is used for both cutting and welding applications. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. Due to the potential to reduce the manufacturing cost of the Slab lasers, the Company intends, over the next years, to replace the SM Series product family with the Slab Series laser. SM Series products are used primarily by the machine tool industry.

The Company's SC Series diffusion-cooled CO2 lasers are developed and produced by Rofin-Sinar UK Ltd. The SC Series are sealed-off lasers which are also based on the Slab laser principle used for the DC Series. The lasers are used for cutting and marking applications. Principal markets are the machine tool and packaging industries.


The Company's family of Nd:YAG laser products for cutting and welding, and their principal markets, are discussed below.

      LASER SERIES           POWER RANGE         MODE OF EXCITATION
      -----------------      --------------      ---------------------
      RS P Series            50W - 1kW           Flash Lamp
      RS CW Series           1kW - 2.5kW         Flash Lamp


The Company's RS P Series of pulsed Nd:YAG lasers are designed to meet the requirements of a wide range of welding and cutting applications. Their high peak power, flexible fiber optic beam delivery system, and small focused beam spot size allow these lasers to be successfully applied in many cutting and welding applications. The RS lasers' pulse shaping capability (achieved through programming of the power supply) makes them particularly well suited to the processing of metallurgically difficult materials such as aluminum and its various alloys. Principal markets for these lasers are the automotive and precision welding markets.

Rofin-Sinar's RS CW Series of continuous wave Nd:YAG lasers are designed exclusively for use with flexible fiber optic beam delivery systems, making them particularly well suited for integration into complex production systems. The key competitive advantages of the CW Series lasers are their pulse shaping capability and multiple power output configurations. These configurations include continuous wave and pulsed power ramping modes separately or in combination with each other, which allows the Company to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the CW Series laser such as the simple resonator design, easily accessed power supply and highly durable ceramic pumping chambers are designed with a view to long service intervals and, therefore, low maintenance costs. These lasers are used principally in the automotive industry.

The Company is actively engaged in the development of diode-pumped solid-state Nd:YAG lasers through a joint research program with the Fraunhofer Institute for Laser Technology. The Company's objective is to develop diode-pumped lasers capable of performing industrial material processing applications (e.g. car body welding) more rapidly than previously possible and at reduced operating and maintenance costs. The first prototype, with an output power of 1,300 watts, was shipped in the third quarter of 1998 to the Fraunhofer Institute in Aachen, Germany. See "Business-Research and Development."

As a result of the Company's fiscal 1997 acquisition of Dilas, the Company's laser product offerings were extended to include a family of diode laser products for welding, soldering, and surface treatment applications, the principal markets for which are discussed below.

      LASER SERIES           POWER RANGE         MODE OF EXCITATION
      -----------------      --------------      ---------------------
      Diode Lasers           10W-4000W           Direct Current

The Company's diode lasers are designed to meet the requirements of a wide range of welding, soldering, and surface treatment applications. The Company's high power laser diodes can be stacked into arrays achieving output powers in the multiple kilowatt range. In addition to their use in the automotive, machine tool and semiconductor & electronic markets, these lasers are also sold into the medical device and research markets. Additionally, laser diodes are sold as components both internally and externally.

LASER MARKING PRODUCTS

The Company's family of laser marking products is as follows:

     LASER SERIES         POWER RANGE         MODE OF EXCITATION
     -----------------    --------------      ---------------------
      PowerLine;
        CombiLine;
        S-Line            25W - 130W          Flash Lamp
      Diode Markers       3W  - 50W           Laser Diodes

PowerLine - The Company's standard PowerLine laser marking product consists of an Nd:YAG laser in the range of 25 to 130W, galvo-head, personal computer with Pentium processor, and Rofin-Sinar's proprietary Laser Work

Bench software. The modular design of the PowerLine marker enables customers to order the most suitable configuration for their production processes or systems (e.g. OEM customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the end-user). The PowerLine marker's Nd:YAG laser incorporates a dual lamp ceramic cavity design using "long-life" lamps (guaranteed to provide 1,200 hours usage), which results in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company's proprietary Laser Work Bench software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 1,000 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines.

CombiLine - Built on a modular design, the CombiLine consists of a PowerLine laser marker that can be combined with a variety of parts handling systems developed by the Company, including: motor driven positioning tables, foil handling systems for marking labels, conveyor belts and pick-and-place systems, allowing the CombiLine to be customized as a turn-key system.

S-Line - The S-Line is targeted for the low-end laser marking segment in North America and Europe currently served by a number of smaller regional competitors. This product is a lower-cost, more standardized version of the Company's PowerLine product with the same base software but fewer features and options. The Company introduced this product in June 1997.

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

Applications Development

In addition to manufacturing and selling laser sources for cutting and welding and laser marking products, the Company also develops in its applications centers laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. More than 20 years of laser technology experience and know-how are embodied in the Company's applications groups, developed as a result of its participation in a broad range of industrial markets.

Markets and Customers

Rofin-Sinar's laser products and systems are currently sold to three principal industrial markets: the machine tool, automotive and semiconductor & electronics industries. The following table sets forth the distribution of the Company's total sales among the Company's principal markets:

                       Fiscal Years
                  ----------------------
Principal Market   1996    1997    1998   Primary Applications
----------------  ------  ------  ------  --------------------------------
Machine Tool        31%     28%     26%   Cutting
Automotive          27%     29%     19%   Welding and component marking
Semiconductor &
   Electronics      15%     14%     19%   Marking of integrated circuits
                  ------  ------  ------
                    72%     71%     64%

The remaining 28%, 29%, and 36%, respectively, of sales in fiscal 1996, 1997, and 1998 were attributable to customers in a wide variety of other industries (including aerospace, consumer goods, medical device manufacturers, job shops, universities and institutes). No one customer accounted for over 10% of total sales in any of such periods.

Sales, Marketing and Distribution

Rofin-Sinar sells its products in approximately 30 countries through OEMs and to major end-users who have in-house engineering resources capable of integrating the Company's products into their own production systems. Laser sources for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating the Company's products without any substantial involvement by the Company. Laser sources for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit marking applications). In the case of both welding lasers and laser marking products, since product samples are required to be run through the OEM's system, the end-user is significantly involved in the selection of the laser component and will often specify that it desires a Rofin-Sinar device. In such cases, the Company's application engineers work directly with the end-user to optimize the application's performance and demonstrate the advantages of the Company's products.

The Company has 39 direct sales engineers operating in 14 countries, 21 employees are dedicated to marketing CO2 and Nd:YAG lasers for cutting and welding and 18 are dedicated to marketing laser marking products. In addition, Rofin-Sinar has 11 independent distributors and agents marketing the Company's welding and cutting laser products and laser marking products in Australia, Brazil, Denmark, Israel, the Philippines, the People's Republic of China, Portugal, Singapore, Spain, Sweden and Finland.

The Company directs its worldwide sales and marketing of cutting and welding lasers from its offices in Hamburg, Germany and for laser diode components from Mainz, Germany. Worldwide sales and marketing of laser marking products is directed from the Company's offices in Gunding-Munich, Germany. U.S. sales of the Company's cutting and welding laser products are managed out of its Plymouth, Michigan facility. The sales office in Phoenix, Arizona supports the expansion of the Company's laser marking business in the North American market. In Europe, Rofin-Sinar also maintains sales and service offices in Italy, France, the United Kingdom and Belgium. Sales offices are maintained in South Korea and Taiwan to cover the Asia/Pacific region (other than Japan). Subsequent to the end of fiscal 1998, the Company opened a sales and service office in Singapore. In Japan, the Company's principal distributor is its joint venture with Marubeni Corporation and Nippei Toyama Corporation.

Customer Service and Replacement Parts

During fiscal 1996 and fiscal 1997 approximately 23%, and in fiscal 1998 approximately 27%, of the Company's revenues were generated from sales of after-sale services, replacement parts and components for its laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers in its laser products and laser marking systems business. This close relationship is maintained as customers' needs change and evolve. Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded into new geographic regions by providing local service and support. Rofin-Sinar has over 115 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's distributors also provide customer service and support.

Many of Rofin-Sinar's laser products are operated 24 hours a day in high speed, quality-oriented manufacturing operations. Accordingly, the Company provides 24-hour, year-round service support to its customers in Germany, the United States, and the majority of other countries in which it has operations. The Company plans to continue adopting similar service support elsewhere. In addition, eight-hour response time is provided to certain key customers. This support includes field service personnel who reside in close proximity to the Company's installed base. The Company provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems. The Company also offers regularly scheduled and intensive training programs and customized maintenance contracts for its customers.

Of Rofin-Sinar's customer service personnel, approximately 84 employees operate in the field in 40 countries. Field service personnel are also involved in the installation of the Company's systems.

Rofin-Sinar's approach to the sale of replacement parts is closely linked to the Company's strategic focus on rapid customer response. The Company provides around-the-clock order entry and provides same or next day delivery of parts worldwide in order to minimize disruption to customers' manufacturing operations. Rofin-Sinar generally agrees to provide after sale parts and service for 10 years if requested by the customer. The Company's growing base of installed laser sources and laser marking products is expected to continue to generate a stable source of parts and service sales.

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

Rofin-Sinar believes it is among the top three suppliers of laser sources in the worldwide market for cutting and welding applications. Companies such as Trumpf, Fanuc and PRC (for high power CO2 lasers), Synrad and Coherent (for low power CO2 lasers), Haas and Lumonics (for Nd:YAG lasers) and Optopower and SDL (for diode lasers and laser diodes) compete in certain of the markets in which Rofin-Sinar operates. However, in the Company's opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Rofin-Sinar. Only Trumpf/Haas has a product range and worldwide presence similar to those of the Company. The Company believes that it has a competitive advantage over such companies due to its exclusive access (for material applications of 500 watts and above) to the patented diffusion cooling technology incorporated in its CO2 Slab lasers.

Laser Marking Products

Significant competitive factors in the laser marking market include system performance and flexibility, cost, the size of each manufacturer's installed base, capability for customer support, and breadth of product line. Because many of the components required to develop and produce a laser marker are commercially available, barriers to entry into this market are low, and the Company expects new competitive product entries into this market. The Company believes that its product range of laser markers will compete favorably in this market primarily due to the performance and price characteristics of such products.

The Company's products compete in the laser marking market with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company believes that its principal competitors in the laser marking market include Baasel, General Scanning, Excel Technology and Lumonics.

Rofin-Sinar also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting and marking. The Company believes that as industries continue to modernize, seek to reduce production costs and require more precise and flexible manufacturing, the features of laser-based systems will become more desirable than systems incorporating conventional manufacturing techniques and processes. This increased acceptance of laser applications by industrial users will be enhanced by product-line expansion to include lower and higher power C02 lasers, advancements in fiber optic beam delivery systems, improvements in reliability, and the introduction of diode lasers and diode-pumped solid-state lasers capable of performing heavy industrial material processing and marking applications.

MANUFACTURING AND ASSEMBLY

Rofin-Sinar manufactures and tests its high power CO2 and Nd:YAG laser products for cutting and welding at its Hamburg, Germany and Plymouth, Michigan facilities. The Company's laser marking products are manufactured and tested at its facilities in Gunding-Munich, Germany. The diode laser products are manufactured and tested at the Mainz, Germany facility. Low power CO2 laser products are manufactured and tested in Kingston upon Hull, UK. The Company's joint venture in Japan performs assembly and testing of SM Series CO2 lasers.

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

Rofin-Sinar's in-house manufacturing includes only those manufacturing operations which are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company's finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. The Company minimizes the number of suppliers and component types; however, wherever practicable, it has at least two sources of supply for key items. The Company has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company has reason to believe that it could, if necessary, purchase such components from alternative sources of supply following appropriate qualification of such new vendors. The Company cannot assure, however, that alternative sources of supply could be obtained on as favorable terms.

Rofin-Sinar is committed to meeting internationally recognized manufacturing standards. In 1995, the Company's Hamburg facility received ISO 9001 certification. During fiscal 1997, both the Plymouth and Gunding-Munich facilities obtained their ISO 9001 certification. During fiscal 1998 the Company's Plymouth facility passed its QS9000TE external audit, and anticipates becoming certified in fiscal 1999.

The Company's production is controlled by production planning software. By reducing the variety of products and options, designing new products on a modular concept, reducing the number of vendors and the depth of production through outsourcing, the Company has been able to reduce its manufacturing costs and improve its production efficiency.

RESEARCH AND DEVELOPMENT

During fiscal 1996, 1997 and 1998, Rofin-Sinar spent $9.3 million, $9.7 million, and $10.0 million, respectively, on research and development. In addition, the Company received funding under German government grants totaling $0.8 million, $0.9 million, and $1.1 million in fiscal 1996, 1997 and 1998, respectively.

Rofin-Sinar's research and development activities are directed at meeting customers' manufacturing needs and application processes. Core competencies include CO2 gas lasers, Nd:YAG solid-state lasers and diode lasers, precision optics, electronic power supplies, fiber optics, beam delivery, control interfaces, software programming and systems integration. The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

The Company's research and development activities are carried out in five centers in Hamburg, Gunding-Munich and Mainz, Germany, Kingston upon Hull, UK, and Plymouth, Michigan and are centrally coordinated and managed. Rofin-Sinar maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for "Technische Physik" of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Alberta in Canada. Such relationships include funding of research, joint development programs, personnel exchange programs and licensing of patents developed at such institutes.

In September 1996, the Company began a research program with the Fraunhofer Institute for Laser Technology to develop a modular 5 kW diode-pumped Nd:YAG laser. Under this arrangement, the total project budget to be spent by both parties is approximately DM 6.5 million. In fiscal 1997 and fiscal 1998, outlays by the Company for this project totaled DM 3.5 million. Under the terms of the collaboration, the Company will be granted access to technology previously developed by the Fraunhofer Institute. The Company anticipates that the project's development and manufacturing scale-up efforts will occur over a three-year period. No assurance can be given, however, that the collaboration with the Fraunhofer Institute will be successful.

INTELLECTUAL PROPERTY

Rofin-Sinar owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. While policies and procedures are in place to protect critical intellectual properties, Rofin-Sinar believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of the Company's personnel. The Company is also an exclusive licensee on a worldwide basis of two patents, one of which expires in July 2007 (as to which the license is exclusive for five years from commercialization of products) and one of which expires in January 2005 (as to which the license is exclusive for the duration of the patent), covering the diffusion-cooled technology used in its Slab Series CO2 lasers for industrial material processing applications of 500 watts and above. In the Company's view, the technology protected by these two patents represents a significant step forward in industrial laser technology for material processing and an important source of the Company's future growth and profitability.

Rofin-Sinar protects its intellectual property in a number of ways including, in certain circumstances, through patents. The Company has sought patent protection primarily in Germany and the United States. Some patents have also been registered in other jurisdictions including Great Britain, France, Italy and Japan. The Company currently holds 55 separate patents for inventions relating to lasers, processes and power supplies which expire from 1999 to 2017. In addition, Rofin-Sinar requires its employees and certain of its customers, suppliers, distributors, agents and consultants to enter into confidentiality agreements to further safeguard the Company's intellectual property.

The Company from time to time receives notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. While such notices are common in the laser industry, and the Company has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that the Company would in the future prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against the Company or its customers and a license were not made available to the Company on commercially reasonable terms, the Company would be adversely affected.

In July 1996, the Company received notice of an opposition filed by a competitor in the European Patent Office ("EPO") which challenges on a number of grounds one of the two third-party patents licensed by the Company covering certain aspects of its diffusion-cooled CO2 Slab laser. The U.S.- issued counterpart of this patent was previously the subject of a reexamination proceeding in the U.S. Patent and Trademark Office ("PTO"), at the conclusion of which the patent was upheld. While the decision of the PTO is not binding on the EPO, based on the outcome of the U.S. reexamination proceeding and management's review of the arguments made in the notice of opposition, the Company believes that such notice of opposition is without substantial merit. The Company intends to defend the EPO opposition proceeding vigorously.

In July 1996, the Company received correspondence from a manufacturer of sealed-off, RF-excited CO2 lasers for military and commercial avionics applications offering a license of its U.S. patents covering such technology in exchange for a cross-license of the Company's CO2 Slab laser technology. Based on its review of the patents held by such manufacturer, the Company does not believe that its products infringe such patents, and it intends to defend vigorously any infringement action which such party may commence against the Company.

In September 1997, the Company filed a complaint against a competitor in the US District Court of New York concerning infringement of one of the Company's patents covering the design of optical resonators and beam delivery systems. This case has not been terminated as of September 30, 1998.

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

ORDER BACKLOG

The Company's order backlog was $35.9 million, $29.1 million and $35.9 million, as of September 30, 1996, 1997, and 1998, respectively. The Company's order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The decline in the Company's order backlog from September 30, 1996 to September 30, 1997 was primarily attributable to lower order entry in the fourth quarter of fiscal 1997 due to a relatively flat automotive welding market in the United States and by the introduction in such period of the second generation of the Company's Slab Series lasers, which resulted in delays in orders by European OEM customers. The strengthening of the U.S. dollar had an additional negative impact of approximately $2 million on year-to-year order backlog. The increase in the Company's backlog from September 30, 1997 to September 30, 1998 was primarily attributable to higher order entry in the fourth quarter of fiscal 1998 due to high demand for high power CO2 lasers from the automotive industry and strong Slab laser order entry from the machine tool industry in Europe. The strengthening of the U.S. dollar had a negative impact of approximately $1.4 million on year-to-year order backlog.

An order is booked by Rofin-Sinar when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range 8-12 weeks from the date an order is placed. Orders in backlog are subject to cancellation (subject to penalties), or rescheduling by the customer. The Company's backlog on any particular date is not necessarily indicative of actual sales for any future period.

The Company anticipates shipping the present backlog during fiscal 1999. In the event that the Company's marketing activities in the United States related to its laser marking systems result in additional demand for such systems, the Company will require added manufacturing capacity in the United

States. The Company estimates that the total capital expenditures required to add such manufacturing capacity in the United States would be approximately $200,000.

LASER TECHNOLOGY

The term "laser" is an acronym for "Light Amplification by Stimulated Emission of Radiation". Lasers were first developed in the early 1960s in the United States. A laser consists of an active lasing medium that gives off its own light (radiation) when excited, an optical resonator with a partially reflective output mirror at one end, a fully reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium, and an external energy source used to excite the lasing medium. A laser works by causing the energy source to excite (pump) the lasing medium which converts the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons, as they are reflected between the two mirrors which form the resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through an output port or "window." By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. The laser produces light from the lasing medium to achieve the desired intensity, uniformity and wavelength through a series of reflective mirrors. The heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology.

EMPLOYEES

At September 30, 1998, Rofin-Sinar had 552 full time employees, of which 373 were in Germany, 103 were in the United States, 13 in France, 21 in Italy, 20 in UK and 22 in Japan, whereas at September 30, 1997, Rofin-Sinar had 500 full time employees, of which 345 were in Germany, 105 were in the United States, 13 in France, 16 in Italy and 21 in Japan.

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

RISK FACTORS

Industry Concentration and Cyclicality; Dependence on Sales by Third Parties

The Company's business is significantly dependent on capital expenditures by manufacturers in the machine tool, automotive and semiconductor & electronics industries. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by the Company. For the foreseeable future, the Company's operations will continue to be dependent on capital expenditures in these industries which, in turn, are largely dependent on the market demand for their products. The Company's net sales and results of operations may be materially adversely affected if downturns or slowdowns in the machine tool, automotive, and semiconductor & electronics industries occur in the future.

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

Other factors which the Company believes may cause the market price of its common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by the Company or its competitors and developments with respect to intellectual property and shortfalls in the Company's operations relative to analysts' expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor & electronics and automotive industries, may adversely affect the market price of the Company's common stock.

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $2.2 million credit at September 30, 1996 to a $2.8 million debit at September 30, 1997 and from a $2.8 million debit at September 30, 1997 to a $0.8 million debit at September 30, 1998. These changes arose primarily from the strengthening of the U.S. dollar against such foreign currencies during the fiscal 1996 - 1998 period, and reflect the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

The Company has implemented a policy to hedge a certain portion of its net foreign currency exposure on sales transactions utilizing forward exchange contracts and forward exchange options. The Company has also implemented a policy to continue to borrow in each operating subsidiary's functional currency to reduce exposure to exchange gains and losses. There can be no assurance that changes in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

The laser industry is characterized by significant price and technical competition. The Company's current and proposed laser products and laser marking products compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than the Company. The Company believes that this competition will be particularly intense in the CO2, diode laser and Nd:YAG solid-state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that the Company will successfully differentiate its current and proposed products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products. With respect to the Company's laser marking products, because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and the Company expects new competitive product entry in this market. To maintain its competitive position in this market, the Company believes that it will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position, or that its products will receive market acceptance. See "Business-Competition."

Risks Relating to Sales Growth in CO2, Diode and Nd:YAG Lasers

In recent years, the Company has experienced a decline in sales revenues.
If the Company is to increase the rate of growth of its laser sales in the near term, such sales will have to come through increases in market share for the Company's existing products, through the development of new products or through the Company's acquisition of its competitors or their products. To date, a substantial portion of the Company's revenue has been derived from sales of high-powered CO2 laser sources and, more recently, solid-state flash lamp-pumped laser sources. The Company intends to devote substantial resources to widening the low power CO2 Slab laser product range, to increasing the output power of its diffusion-cooled CO2 Slab laser sources and to developing diode lasers and diode-pumped Nd:YAG solid-state laser products in accordance with market demand. The Company is currently focused on developing low power CO2 Slab lasers with broadened output powers to offer the full range of low power CO2 lasers and on continuing to reduce the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing. The Company's diode-pumped lasers are currently being introduced to the market and are not expected to generate substantial revenue in fiscal 1999. The Dilas diode lasers are modified for use in industrial production environments and are currently marketed for welding, soldering, and surface treatment applications. A large part of the Company's growth strategy depends upon being able to increase substantially its market share for laser marking products, particularly in the United States and Japan.

If the Company is unable to implement its strategy of increasing demand for its laser marking products, expanding the product range in the CO2 Slab laser series to include both higher and lower output power levels, and developing diode lasers and diode-pumped Nd:YAG solid-state lasers at attractive prices, it may not be able to increase its revenue, as a result of which its business, operating results and financial condition could be adversely affected. No assurance can be given that the Company will successfully expand its marking products market share, widen the low power CO2 Slab laser Series, increase the output power of its diffusion-cooled CO2 Slab laser sources, successfully market diode lasers for welding and hardening applications or develop diode-pumped Nd:YAG solid-state laser products or that any such products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-The Company's Laser Products."

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

Conflicting Patents and Other Intellectual Property Rights of Third Parties; Limited Protection of Intellectual Property

The Company from time to time receives notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. While such notices are common in the laser industry and the Company has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that the Company would in the future prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of such alleged infringement, or that the Company would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against the Company or its customers and a license were not made available to the Company on commercially reasonable terms, the Company would be adversely affected.

The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 55 United States and foreign patents on its laser sources which expire from 1999 to 2017. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. See "Business-Intellectual Property."

Risks Associated with International Operations

The Company's products are currently marketed in approximately 30 countries, with Germany, the rest of Europe, the United States and the Asia/Pacific region being the Company's principal markets. Sales in the Company's principal markets are subject to risks inherent in international business activities, including, in particular, general economic conditions in each such country, overlap of differing tax structures, management of an organization spread over various jurisdictions, unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations. Other general risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff and freight rates. The business and operations of the Company's principal subsidiary, RSL, are primarily subject to the changing economic and political conditions prevailing in Germany. Although productivity in Germany is generally high, labor costs, corporate taxes and employee benefit expenses are high and weekly working hours are shorter in Germany compared to the rest of the European Union, the United States and Japan.

Asia/Pacific Risk

Countries in the Asia/Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. As the Asia/Pacific market currently represents approximately 17% of the Company's revenue, these weaknesses could adversely affect consumer demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales, and ultimately the Company's consolidated results of operations.

Risks Associated with the Conversion by EU Member States to the "Euro"

The "euro" is a new legal currency being introduced by certain European Union member states. On January 1, 1999, eleven European countries will establish fixed conversion rates between their existing currencies (legacy currencies) and the euro. As of that date, the legacy currencies of such countries will not be directly convertible into each other; instead a legacy currency must be converted into the euro, which then will be converted into a target legacy currency. The legacy currencies and the euro will both be used through June 30, 2002, after which the legacy currencies will be withdrawn.

With regard to information systems, the Company has completed a review of its information systems and believes the introduction of the euro in 1999 will have no material impact on its systems. Furthermore, the Company's review indicates that its information systems can operate in the "euro only" environment, beginning in July 2002. The Company plans to conduct another survey concerning the euro's impact on information systems during 2000, following the actual introduction of the euro.

With regard to the Company markets, the Company has reviewed its customer list and current selling practices and expects no material impact from the introduction of the euro on January 1, 1999.

The Company is currently unable to determine the ultimate long term financial impact of the exclusive use of the euro on the Company's markets and on the economies of the countries in which it operates. This impact will depend upon the evolving competitive situations and macro-economic impact of the introduction of the euro.

Year 2000 Compliance

The Year 2000 (Y2K) issue refers to the result of computer programs being written using two digits rather than four to define an applicable year. Any of the Company's products, manufacturing equipment, information technology hardware or software that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in miscalculations causing disruptions of operations, including, among other things, a temporary inability to operate equipment, process transactions, send invoices, or engage in other normal business activities, as well as product failures and system failures.

The Company's plan to address the Y2K issue involves four phases: assessment, remediation, testing and implementation. In a coordinated effort among the Company, outside consultants, and product suppliers, the Company has completed the "assessment" phase of its critical information technology hardware and software components as well as its embedded technology equipment related to computer operations and manufacturing (such as manufacturing equipment, security systems, telephone systems). The Company has determined that it will be required to modify or replace certain portions of its hardware, software or other embedded chip devices in order to ensure that they will properly recognize dates beyond December 31, 1999. The Company presently believes that by completing these minor upgrades to its current technology the Y2K issue can be mitigated and that the Company's systems would not be materially affected.

The Company's information technology (I.T.) hardware and operating systems were upgraded to Y2K compliant versions during fiscal 1998 at a total cost of $100,000. Related I.T. exposures are covered under the Company's normal support contracts with an outside company. The remediation and testing of certain software programs are expected to be completed by February 1999, with implementation of the new programming scheduled for March 1999. No unique costs are expected to be incurred in upgrading the Company's I.T. systems.

While the assessment of all non-I.T. systems utilizing embedded technology has already been completed, the remediation, testing and implementation phases of such systems are scheduled to be completed by June 1999. These systems include: manufacturing equipment, security systems, telecommunication systems, and other non-critical systems. To date, the Company has incurred approximately $10,000 to upgrade these systems. Additional costs of up to $20,000 are expected to be incurred during fiscal 1999 in order to complete the remediation, testing and implementation of these systems.

In addition to the I.T. and embedded technology exposures, the Company has assessed the Y2K compliance of each of its product lines. The conclusion of this assessment was that none of the Company's current products contain date-sensitive programming which make them vulnerable to the Y2K problem.

The Company has initiated formal communications with its significant suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to their failure to correct their own Y2K issues. Failure of the Company's significant trading partners to address Y2K issues could have a material adverse effect on the Company's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the Company.

In addition, parts of the global infrastructure, including banking systems, electrical power, other utilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the Company's ability to manufacture its products and its ability to serve its customers as effectively as they are now being served. The Company is currently identifying elements of the infrastructure that are critical to its operations and obtaining information as to their anticipated Y2K readiness.

While the Company believes its efforts to address the Y2K issue will be successful in avoiding any material adverse effect on the Company's operations or financial condition, it recognizes that failing to resolve Y2K issues on a timely basis would, in a "worst case scenario", significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant trading partners to conduct their respective operations after 1999. Adverse affects on the Company could include, among other things, business disruption, increased costs, loss of business and other similar risks, the combined costs of which are impossible to estimate at this time.

The Company has primarily utilized (and will continue to primarily utilize) internal resources to oversee and complete the various phases of its Y2K program. Internal costs to date have been minimal (approximately $15,000), whereas future internal costs are estimated to not exceed $20,000.

The foregoing discussion regarding Y2K project timing, implementation, effectiveness, and costs are based upon management's current evaluation using available information. However, there can be no guarantees that unexpected events will not occur and actual results could be materially different than anticipated.

ITEM 2.     PROPERTIES

The Company's manufacturing facilities include the following:

                           Owned or      Size
Location of Facility        Leased     (sq. ft.)   Primary Activity
------------------------  ----------  -----------  -------------------------
Hamburg, Germany            Owned *     110,840    CO2 lasers, Nd:YAG lasers
Plymouth, Michigan          Leased       58,075    CO2 lasers
Kingston upon Hull,
  United Kingdom            Leased       48,504    Low power CO2 lasers
Gunding-Munich, Germany     Leased       46,634    Nd:YAG lasers, laser
                                                      Marking products
Sakai Atsugi-shi, Japan     Leased       11,245    CO2 lasers
Mainz, Germany              Leased        7,532    Diode lasers & components


* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.


The Company's leases of its facilities in Plymouth, Michigan expire in 1999 (with renewal options until 2001). The Company intends to continue to exercise its renewal options. The Kingston upon Hull, United Kingdom facility lease expires in 2007, with the option to purchase the facility in June 2002. The Gunding-Munich, Germany facility lease expires in 2005, with an optional yearly notice of termination. The leases on its Japanese facilities in Atsugi-shi expire in 1999 (renewable for two years) and in 2001 (renewable for three years). The Mainz, Germany facility lease expires in 1999.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Gunding-Munich, Mainz, Kingston upon Hull and Plymouth locations. The Company also maintains sales and service offices worldwide, all of which are leased.

The Company believes that its existing facilities are adequate to meet its needs for the next 12 months and that suitable additional or alternative space would be available, if necessary, in the future on commercially reasonable terms. The Company expects to make additional capital expenditures to support its diode laser and diode-pumped solid-state laser development activities in Germany.


ITEM 3.     LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1998.

                                  PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol RSTI. The table below sets forth the high and low sales prices of the Company's common stock for each quarter ended during the last two years as reported by the National Association of Securities Dealers, Inc.:

                                       Common Trade Prices
                                     -----------------------
      Quarter ended                     High          Low
      ---------------------          ---------     ---------
      December 31, 1996               $14 3/8       $10 3/4
      March 31, 1997                  $16 3/4       $10 1/2
      June 30, 1997                   $19 5/8       $13 7/8
      September 30, 1997              $19 3/8       $15 3/8
      December 31, 1997               $17 1/4       $10 3/4
      March 31, 1998                  $23 1/2       $11 7/8
      June 30, 1998                   $25 5/8       $15 3/4
      September 30, 1998              $18 1/2       $ 9 1/4


At December 17, 1998, the Company had approximately twelve holders of record of its common stock and 11,522,900 shares outstanding. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell/C.J. Lawrence, Inc., Alex Brown & Sons Incorporated and Lehman Brothers Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million was used to purchase all outstanding shares of RSL and RSI from the former Parent and to repay certain indebtedness owed to the former Parent. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In fiscal 1997 the Company used approximately $5.2 million to consummate the acquisition of Dilas, and $1.8 million to acquire other business assets. In fiscal 1998 the Company used approximately $3.5 million to acquire business assets, which included the acquisition of certain business assets of Palomar Technologies Ltd. In addition, the Company used $1.8 million to fund working capital needs. Accordingly, approximately $12.7 million of the net offering proceeds remain to be applied.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 1998. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this annual report.

                                           Year ended September 30,
                                --------------------------------------------
                                  1994     1995     1996     1997     1998
                                -------- -------- -------- -------- --------
                                    (in thousands, except share amounts)
STATEMENT OF INCOME DATA:
Net sales                       $ 69,217 $ 92,466 $115,903 $129,393 $117,583
Cost of goods sold                46,993   57,162   72,096   82,982   74,476
Gross profit                      22,224   35,304   43,807   46,411   43,107
SG&A expenses                     17,059   20,673   21,246   22,101   22,656
R&D expenses                       6,834    6,719    9,335    9,727    9,960
Special charge                        -        -        -     1,350       -
Income (loss) from operations    ( 1,669)   7,912   13,226   13,233   10,491
Net interest expense (income)      1,308    1,272    1,010  (   854)  (  759)
Income (loss) before income taxes( 3,116)   6,265   12,244   14,712   11,799
Net tax expense (benefit)        ( 1,422)   3,052    4,956    5,758    5,118
Net income (loss)                ( 1,694)   3,213    7,288    8,954    6,681
Net income per
   common share-Basic             ( 0.20)    0.37     0.84     0.78     0.58
Net income per
   common share-Diluted           ( 0.20)    0.37     0.84     0.77     0.58
Shares used in computing net
  income per share - Basic         8,632    8,632    8,632   11,505   11,517
Shares used in computing net
  income per share - Diluted       8,632    8,632    8,639   11,606   11,615


OPERATING DATA (as percentage of sales):
Gross profit                       32.1%    38.2%    37.8%    35.9%    36.7%
SG&A expenses                      24.6%    22.4%    18.3%    17.1%    19.3%
R&D expenses                        9.9%     7.3%     8.1%     7.5%     8.5%
Income (loss) from operations     ( 2.4%)    8.6%    11.4%    10.2%     8.9%
Income (loss) before income taxes ( 4.5%)    6.8%    10.6%    11.4%    10.0%


BALANCE SHEET DATA:
Working capital                  $ 4,927 $ 14,530 $ 56,138 $ 55,007 $ 67,119
Total assets                      76,667   90,995  133,147  132,189  143,742
Line of credit and loans          22,380   21,805   24,780   18,569   22,703
Stockholders' equity              30,583   39,673   78,000   81,925   90,765


OTHER DATA:
Depreciation and amortization      2,527    2,364    2,449    2,142    2,512
Backlog                           17,000   26,500   35,900   29,100   35,900
Sales per employee                   184      227      256      259      213

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar is a leader in the design, development, engineering, manufacturing and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During fiscal 1998, approximately 67% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 33% were from sales and servicing of laser products for marking applications.

Formation of Rofin-Sinar UK, Ltd.

In January 1998, Rofin-Sinar formed a 74% owned company, Rofin-Sinar UK Ltd., based in Kingston upon Hull, England, and acquired certain business assets of Palomar Technologies Ltd. (Palomar), Kingston upon Hull, UK, a wholly owned subsidiary of Palomar Medical Technologies, Inc., USA.

Rofin-Sinar UK designs and manufactures low power CO2 lasers, based on the slab laser technology, for cutting and marking applications and sells them mainly to the machine tool and packaging industries.

The Company's business strategy continues to include the expansion of its products and services, which may be effected through acquisitions. The Company, from time to time, reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business.

Currency Exchange Rates

Although the Company reports its Consolidated Financial Statements in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to United States dollars are accumulated as a separate component of equity. Due to the strengthening of the U.S. dollar against such foreign currencies during fiscal 1997 and 1998, the currency translation adjustment component of shareholders' equity changed from a $2.2 million credit at September 30, 1996 to a $0.8 million debit at September 30, 1998.

The fluctuation of the German mark and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 1996, 1997, and 1998 net sales, gross profit and income from operations.

                       ----------------- ----------------- -----------------
                          Fiscal 1996       Fiscal 1997       Fiscal 1998
                       ----------------- ----------------- -----------------
                                In 1995           In 1996           In 1997
                                Exchange          Exchange          Exchange
                        Actual   Rates    Actual   Rates    Actual   Rates
                       -------- -------- -------- -------- -------- --------
                                         (in millions)
Net Sales              $ 115.9  $ 117.2  $ 129.4  $ 140.0  $ 117.6  $ 123.3
Gross Profit              43.8     44.3     46.4     50.6     43.1     45.3
Income from operations    13.2     13.4     13.2     14.4     10.5     11.2

Between fiscal 1995 and 1996, the German mark weakened against the U.S. dollar by approximately 1.7%. The impact of this weakening of the German mark was to decrease net sales, gross profit and income from operations by $1.3, $0.5 and $0.2 million, respectively. Between fiscal 1996 and 1997, the German mark weakened against the U.S. dollar by approximately 13.2%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $10.6, $4.2, and $1.2 million, respectively. Between fiscal 1997 and 1998, the German mark weakened against the U.S. dollar by approximately 6.7%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $5.7, $2.2, and $0.7 million, respectively.

Taxes

The Company's subsidiaries pay taxes in many jurisdictions and the provisions for income taxes in the Company's Consolidated Financial Statements are based on separate local tax computations. On a consolidated basis, this practice may result in the Company incurring income tax expense even though it may not have consolidated pre-tax income or in paying taxes in excess of pre-tax income if some, but not all, of its subsidiaries are not profitable (see Note 9 of the Notes to the Consolidated Financial Statements). In particular, because of the Company's substantial operations in Germany, the Company historically has had a higher effective tax rate than many of its competitors who do not have substantial operations in Germany.

The Company currently generates taxable income, principally in Germany and the United States. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL and Dilas). In general, retained corporate income is subject to a municipal trade tax (which for Hamburg and Gunding on a combined basis is 16.5%, and for Mainz is 18.0%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 45% and, effective January 1, 1995 and January 1, 1998, a surcharge of 7.5% and 5.5 %, respectively, on the federal corporate income tax amount.

Profits which are distributed by a German corporate taxpayer (such as RSL and Dilas) in the form of a dividend are subject to a reduced federal corporate income tax rate of 30%, plus the 7.5% or 5.5% surcharge on the federal corporate income tax amount calculated at the reduced rate. Dividends may be paid by RSL and Dilas to the Company and may be subject to a withholding tax pursuant to the income tax treaty currently in effect between the United States and the country from which the dividend is paid.

The Company is currently looking into various foreign tax minimization strategies which could result in reducing or eliminating its foreign withholding taxes. Tax expense and deferred taxes in fiscal 1998 have been recorded at rates assuming all earnings of RSL and Dilas will be dividended to Rofin-Sinar Technologies, Inc.


RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.
                                            Fiscal Year Ended September 30,
                                            --------------------------------
                                              1996        1997        1998
                                            --------    --------    --------
Net sales                                     100%        100%        100%
Cost of goods sold                             62%         64%         63%
Gross profit                                   38%         36%         37%
Selling, general and administrative expenses   19%         17%         19%
Research and development expenses               8%          8%          9%
Special charge                                  0%          1%          0%
Income from operations                         11%         10%          9%
Income before income taxes                     11%         11%         10%
Net income                                      6%          7%          6%


FISCAL 1998 COMPARED TO FISCAL 1997

Net Sales - Net sales of $117.6 million for fiscal 1998 decreased by $11.8 million, or 9%, from the prior year. The decrease resulted from net sales decreases of $15.0 million in cutting and welding laser products, due to the transition from the C02 fast-axial flow laser technology to the new diffusion-cooled C02 Slab laser technology whereby OEMs delayed orders to redesign their handling systems. The current year decrease in sales is also a reflection of a higher level of sales to the automotive industry booked in fiscal 1997 versus 1998. Net sales of marking and microwelding products increased by $3.2 million due to strong demand for the Company's integrated-circuit markers in the semiconductor industry.

Geographically, net sales decreased $8.8 million, or 19%, in the United States and $3.0 million, or 4% in Europe/Asia. The effect of currency translation was to reduce net sales by $5.7 million, or 5%, of fiscal 1998 net sales.

Cost of Goods Sold - Cost of goods sold of $74.5 million in fiscal 1998 decreased by $8.5 million, or 10%, over the prior year, and primarily reflect the decrease in net sales.

Gross Profit - Gross profit of $43.1 million in fiscal 1998 decreased by $3.3 million, or 7%, over the prior year. As a percentage of net sales, gross profit increased from 36% in fiscal 1997 to 37% in fiscal 1998. The increase in margin percentage was primarily caused by a favorable mix towards higher margin products and the current year results not being negatively affected by losses related to lasers repossessed as part of legal action taken against delinquent customers, as was the case in 1997. The effect of currency translation was to reduce gross profit by $2.2 million, or 5%, of fiscal 1998 gross profit.

Selling, General and Administrative Expenses - Selling, general and administrative expenses of $22.7 million for fiscal 1998 increased $0.6 million over the prior year. As a percentage of net sales, SG&A expenses increased from 17% in 1997 to 19% in 1998 due to the fixed nature of certain costs as compared to lower sales levels in fiscal 1998 as well as to the first full year SG&A costs incurred by the Dilas entity. However, SG&A benefited from the translation of foreign currency denominated expenses into the strong US dollar.

Research and Development Expenses - Research and development expenses of $10.0 million increased $0.2 million, or 2%, over fiscal 1997. R&D expenses are incurred primarily in German marks and are net of $1.1 million in government grants. As a percentage of sales research and development expenses increased from 8% in fiscal 1997 to 9% in fiscal 1998 due to the additional expenses incurred by the Dilas and Rofin-Sinar UK subsidiaries, which was partially offset by the beneficial effect of the translation of foreign currency denominated expenses into the strong US dollar.

Income from Operations - The Company's income from operations of $10.5 million for fiscal 1998 decreased by $2.7 million, or 21%, from fiscal 1997. The effect of currency translation was to reduce income from operations by $0.7 million, or 6%, of fiscal 1998 income from operations.

Income Before Income Taxes - The Company's income before income taxes of $11.8 million for fiscal 1998, decreased $2.9 million, or 20%, from the prior year. The decrease was due primarily to lower income from operations of $2.7 million and higher net interest expense and other income of $0.2 million. As a percentage of net sales, income before income taxes decreased in fiscal 1998 compared to fiscal 1997 by 1% to 10% of net sales.

Income Tax Expense - Income tax expense was $5.1 million in fiscal 1998 and $5.8 million in fiscal 1997. The effective tax rates in fiscal 1998 and 1997 were 43% and 39%, respectively. The effective tax rates were higher than the U.S. statutory rate of 35% principally as a result of earnings taxed at higher foreign statutory rates. The increase in the effective tax rate in fiscal 1998 compared to fiscal 1997 of 4% was due to the higher proportion of foreign income, which is taxed at higher statutory rates including increased tax rates in France.

Net Income - As a result of the foregoing factors, the Company's net income of $6.7 million ($0.58 per diluted share) in fiscal 1998 decreased by $2.3 million from the prior year's net income of $9.0 million ($0.77 per diluted share). The effect of currency translation was to reduce net income by $0.4 million, or 6%, of fiscal 1998 net income.

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

Special Charge - The special charge of $1.4 million relates to the payment to a customer in fiscal 1997 in settlement of a dispute arising out of the use of one of the Company's existing products in a newly developed customer application. The Company's lasers were determined to be incompatible with the customer's intended use. As part of the settlement the Company accepted the return of product for full refund which had the effect of reducing revenue by $0.5 million and gross profit by $0.3 million.

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

Net Income - As a result of the foregoing factors, the Company's net income of $9.0 million ($0.77 per diluted share) in fiscal 1997 increased by $1.7 million over the prior year's net income of $7.3 million ($0.84 per diluted share). The effect of currency translation was to reduce net income by $0.6 million, or 7%, of fiscal 1997 net income.


LIQUIDITY AND CAPITAL RESOURCES

The Company completed its initial public offering of 11,500,000 shares of its Common Stock on September 30, 1996 for net proceeds of $102.7 million (before deduction of other offering expenses borne proportionately by the Company's former parent and the Company). Of such amount, approximately $82.0 million of the gross proceeds ($77.1 million of the net proceeds) were used to purchase all outstanding shares of RSL and RSI from the former parent and its affiliates and to repay certain indebtedness owed to Siemens and its affiliates.

The Company's primary sources of liquidity are cash and cash equivalents of $34.9 million at September 30, 1998. Additional sources of liquidity include the Company's $25 million line of credit with Deutsche Bank and DM 12 million line of credit with Commerzbank., of which $13.4 million is unused and available as of September 30, 1998. Management believes that cash flow from operations, cash and cash equivalents and the existing available lines of credit to be sufficient to fund operations for fiscal 1999.

Cash and cash equivalents decreased by $5.9 million during fiscal 1998. Net cash used in operating activities of $5.8 million was due primarily to net income offset by increases in receivables and inventories and decreases in taxes payable due to timing. Cash used in Investing activities of $3.1 million included $3.5 million used to acquire property and equipment offset by miscellaneous other items. Financing activities provided a net of $3.2 million in cash including borrowings from banks of $4.0 million offset by repayment to related parties of $0.9 million and miscellaneous other items.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity

As of September 30, 1998, the Company maintained a cash equivalents portfolio of $28.4 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short term interest rates were to increase or decrease by 10% interest income would increase or decrease by $0.2 million, accordingly.

At September 30, 1998, the Company had $19.1 million of annually adjusted interest rate debt and $3.6 million of fixed rate debt expiring in the year 2000. A 10% change in the average cost of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge its foreign currency risk on sales transactions. At September 30, 1998, the Company had 53.1 million yen of contracts to buy 700,000 German marks, which would result in gains or losses which would not be material, were the Japanese yen / German mark currency exchange to increase or decrease by 10 percent. Such gains and losses would be offset by gains and losses on the related receivables.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to
Item 302(a) of Regulation S-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held in March 1999, and is incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the "Executive Compensation and Related Information" section of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held in March 1999, and is incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held in March 1999, and is incorporated By reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain
Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 1999 Annual Meeting of Stockholders to be held in March 1999, and is incorporated by reference herein.

                                  PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.  1. Consolidated Financial Statements

       The following financial statements are filed as part of this annual report.

       Independent Auditors' Report                                      F-1

       Consolidated Balance Sheets as of September 30, 1997 and 1998     F-2

       Consolidated Statements of Operations for the years ended
            September 30, 1996, 1997, and 1998                           F-3

       Consolidated Statements of Stockholders' Equity and
            Comprehensive Income for the years ended
            September 30, 1996, 1997, and 1998                           F-4

       Consolidated Statements of Cash Flows for the years ended
            September 30, 1996, 1997, and 1998                           F-5

       Notes to Consolidated Financial Statements                        F-6

    2. Financial Statement Schedules

       Independent Auditors' Report                                     F-22

       Schedule II - Valuation and Qualifying Accounts                  F-23

       Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

    3. Exhibits

       The exhibits listed in the accompanying index to exhibits is filed or incorporated by reference as part of this annual report.

b.  Reports on Form 8-K

    The Registrant filed a report on Form 8-K on July 8, 1998, announcing that DILAS Diodenlaser GmbH recently booked an order amounting to over one million dollars from a major US customer.

    The Registrant filed a report on Form 8-K on August 25, 1998, announcing its earnings for the third quarter of fiscal 1998.

c.  Exhibits

    The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

EXHIBIT
NUMBER     DESCRIPTION
-------  -------------------------------------------------------------------
 3.1 Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

 3.2     By-Laws of the Company  (**)

 4.1     Form of Rights Agreement  (*)

10.1     Form of Sale and Transfer Agreement between Siemens
         Aktiengesellschaft and Rofin-Sinar Technologies Inc.  (*)

10.2 Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-Sinar Technologies Inc. (*)

10.3 Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar Inc., Siemens Corporation and Siemens Power Corporation (*)

10.4 Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5 Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corp., Rofin-Sinar Laser GmbH and Marubeni Corporation (*)

10.6 Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.7 Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin-Sinar Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8 Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin-Sinar Laser GmbH (in German, English summary provided) (*)

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

21.1     List of Subsidiaries of the Registrant

27.1     Financial Data Schedule for fiscal year ended September 30, 1998



----------------------------------------------------------------------------
(*) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**) Incorporated by reference to the exhibit filed with the Company's Quarterly Report for the period ended March 31, 1998.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   December 23, 1998            ROFIN-SINAR TECHNOLOGIES INC.

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


      SIGNATURE                      TITLE                     DATE
---------------------    -----------------------------    -----------------

/s/  Peter Wirth         Chairman of the Board of         December 23, 1998
---------------------    Directors, Chief Executive
     Peter Wirth         Officer and President

/s/  Hinrich Martinen    Executive Vice President,        December 23, 1998
---------------------    Research and Development/
     Hinrich Martinen    Operations, Chief Technical
                         Officer and Director

/s/  Gunther Braun       Executive Vice President,        December 23, 1998
---------------------    Finance and Administration,
     Gunther Braun       Chief Financial Officer,
                         Principal Accounting Officer
                         and Director

/s/  William Hoover      Director                         December 23, 1998
---------------------
     William Hoover

/s/  Ralph Reins         Director                         December 23, 1998
---------------------
     Ralph Reins

/s/  Gary Willis         Director                         December 23, 1998
---------------------
     Gary Willis

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
Detroit,  Michigan



October 30, 1998

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)


                                                           September 30,
                                                      ----------------------
                                                         1997         1998
                                                      ---------    ---------
ASSETS
Current Assets:
    Cash and cash equivalents                         $  40,743    $  34,874

    Accounts receivable, trade                           28,058       34,722
    Less allowance for doubtful accounts                (   910)    (  1,093)
                                                      ---------    ---------
    Trade accounts receivable, net                       27,148       33,629

    Accounts receivable, related party                      721          379
    Other accounts receivable                               726        1,600
    Inventories (note 2)                                 28,731       38,372
    Prepaid expenses                                        390          280
    Deferred income tax assets - current (note 9)         3,508        2,680
                                                      ---------    ---------
        Total current assets                            101,967      111,814

Property and equipment, at cost (note 3)                 37,166       41,689
    Less accumulated depreciation                      ( 15,048)    ( 17,691)
                                                      ---------    ---------
    Property and equipment, net                          22,118       23,998

Deferred income tax assets - noncurrent (note 9)          2,769        2,833
Goodwill (note 1)                                         5,054        4,713
Other assets                                                281          384
                                                      ---------    ---------
        Total assets                                  $ 132,189    $ 143,742
                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit (note 5)                           $  18,569    $  19,123
    Accounts payable, related party                         894           -
    Accounts payable, trade                               5,837        6,257
    Income taxes payable (note 9)                         5,826        3,154
    Accrued liabilities (note 4)                         15,834       16,161
                                                      ---------    ---------
        Total current liabilities                        46,960       44,695

Long-term debt (note 6)                                      -         3,580
Pension obligations (note 8)                              3,044        3,673
Deferred income tax liability - noncurrent (note 9)         191          415
Minority interests                                           69          430
Other long-term liabilities                                  -           184
                                                      ---------    ---------
        Total liabilities                                50,264       52,977



Commitments and contingencies (note 7)
Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
      none issued or outstanding                           -            -
    Common stock, $0.01 par value, 50,000,000 shares
      authorized, 11,522,900 (11,510,500 at
      September 30, 1997) shares issued
      and outstanding                                       115         115
    Additional paid-in capital                           75,666      75,861
    Retained earnings                                     8,954      15,635
    Accumulated other comprehensive income              ( 2,810)     (  846)
                                                      ---------   ---------
        Total stockholders' equity                       81,925      90,765
                                                      ---------   ---------
        Total liabilities and stockholders' equity    $ 132,189   $ 143,742
                                                      =========   =========

See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share amounts)


                                                Years ended September 30,
                                             -------------------------------
                                                1996       1997       1998
                                             ---------  ---------  ---------
Net sales                                    $ 115,903  $ 129,393  $ 117,583
Cost of goods sold                              72,096     82,982     74,476
                                             ---------  ---------  ---------
    Gross profit                                43,807     46,411     43,107
                                             ---------  ---------  ---------

Selling, general, and administrative expenses   20,762     20,856     22,508
Provision for doubtful accounts                    484      1,245        148
Research and development expenses                9,335      9,727      9,960
Special charge (note 10)                            -       1,350         -
                                             ---------  ---------  ---------
    Income from operations                      13,226     13,233     10,491

Other expense (income):
    Interest expense, net (notes 5 and 6)        1,010    (   854)   (   759)
    Minority interest                               10         13        111
    Miscellaneous                              (    38)   (   638)   (   660)
                                             ---------  ---------  ---------
        Total other expense, net                   982    ( 1,479)   ( 1,308)
                                             ---------  ---------  ---------
        Income before income taxes              12,244     14,712     11,799

Income tax expense (note 9)                      4,956      5,758      5,118
                                             ---------  ---------  ---------
        Net income                           $   7,288  $   8,954  $   6,681
                                             =========  =========  =========

Net income per share (note 11):
Basic                                        $    0.84  $    0.78  $    0.58

Diluted                                      $    0.84  $    0.77  $    0.58
                                             =========  =========  =========

Weighted average shares used in computing
   Net income per share (note 11):
Basic                                        8,631,578 11,504,500 11,516,631

Diluted                                      8,639,498 11,605,706 11,614,692
                                             ========= ========== ==========


See accompanying notes to consolidated financial statements

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              Years ended September 30, 1996, 1997, and 1998
                         (dollars in thousands)

                                                                                                       Accumulated
                                                   Common     Additional                    Former        Other          Total
                                                   Stock       Paid-in       Retained      Parent's   Comprehensive  Stockholders'
                                                 Par Value     Capital       Earnings      Capital        Income        Equity
                                               ------------  ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1995                          -             -             -         34,224         5,449        39,673

Comprehensive income:
Foreign currency translation adjustment                 -             -             -             -        ( 3,264)      ( 3,264)
Net income                                              -             -             -          7,288            -          7,288
                                                                                                                     ------------
Total comprehensive income                                                                                                 4,024

Capital contributions from former Parent                -             -             -          1,938            -          1,938
Public sale of common stock, net of expense            115        75,700            -       ( 43,450)           -         32,365
                                               ------------  ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1996                         115        75,700            -             -          2,185        78,000

Comprehensive income:
Foreign currency translation adjustment                 -             -             -             -        ( 4,995)      ( 4,995)
Net income                                              -             -          8,954            -             -          8,954
                                                                                                                     ------------
Total comprehensive income                                                                                                 3,959

Adjustment of public offering expenses                  -        (    77)           -             -             -        (    77)
Common stock issued                                     -             43            -             -             -             43
                                               ------------  ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1997                         115        75,666         8,954            -        ( 2,810)       81,925

Comprehensive income:
Foreign currency translation adjustment                 -             -             -             -          1,964         1,964
Net income                                              -             -          6,681            -             -          6,681
                                                                                                                     ------------
Total comprehensive income                                                                                                 8,645

Common stock issued                                     -            195            -             -             -            195
                                               ------------  ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1998                  $      115    $   75,861    $   15,635    $       -     $   (  846)   $   90,765
                                               ============  ============  ============  ============  ============  ============

See accompanying notes to consolidated financial statements

            ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (dollars in thousands)


                                                   Years ended September 30,
                                                  --------------------------
                                                    1996     1997     1998
                                                  -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $  7,288 $  8,954 $  6,681
    Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
       Depreciation and amortization                 2,449    2,142    2,512
       Issuance of restricted stock                     -        43       63
       Provision for doubtful accounts                 484    1,245      148
       Loss on disposal of property and equipment        7        5        2
       Deferred income taxes                         1,118  (   375)     831
       Increase in minority interest                    10       43      400
       Change in operating assets and liabilities:
         Trade accounts receivable                 ( 7,355) (   270) ( 5,846)
         Other accounts receivable                 (   373)     782  ( 1,040)
         Inventories                               ( 6,976)   2,776  ( 8,339)
         Prepaid expenses and other                      8  (   166)     242
         Accounts payable, trade                   (   249)     321    1,352
         Income taxes payable                        3,636    2,752  ( 2,902)
         Accrued liabilities and pension obligation  6,049  (    44)      53
                                                  -------- -------- --------
  Net cash provided (used) by operating activities   6,096   18,208  ( 5,843)
                                                  -------- -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              ( 1,955) ( 1,798) ( 3,525)
  Proceeds from the sale of property and equipment      91       44       37
  Investment in subsidiaries                            -   ( 5,092)      -
  Goodwill                                              -        -       376
                                                  -------- -------- --------
  Net cash used by investing activities            ( 1,864) ( 6,846) ( 3,112)
                                                  -------- -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in former parent's capital                1,938       -        -
  Repayment of former parent loans                 ( 7,473) (16,586)      -
  Public sale of common stock, net of expenses     102,445       -        -
  Purchase of RSI and RSL stock                    (70,080)      -        -
  Borrowings from bank                               6,318   12,209    4,003
  Repayments to bank                               ( 3,129)      -        -
  Repayments to related party                           -        -    (  942)
  Other                                                 -   (    77)     132
                                                  -------- -------- --------
  Net cash provided (used) by financing activities  30,019  ( 4,454)   3,193
                                                  -------- -------- --------
Effect of foreign currency translation on cash     (    72) ( 1,034) (   107)
                                                  -------- -------- --------

Net increase (decrease)in cash and cash equivalents 34,178    5,874 ( 5,869)
Cash and cash equivalents at beginning of year         691   34,869   40,743
                                                  -------- -------- --------
Cash and cash equivalents at end of year          $ 34,869 $ 40,743 $ 34,874
                                                  ======== ======== ========

Cash paid during the year for interest            $    134 $    624 $    777
                                                  ======== ======== ========
Cash paid during the year for income taxes        $     -  $  3,316 $  6,921
                                                  ======== ======== ========


See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1996, 1997, and 1998
                         (dollars in thousands)

1.  SUMMARY OF ACCOUNTING POLICIES
(a) Description of the Company and Business

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or "the Company") its wholly owned consolidated subsidiaries; Rofin-Sinar, Inc. (a United States company) ("RSI"), and Rofin-Sinar Laser GmbH (a Federal Republic of Germany limited liability company)("RSL"), the accounts of its 80% owned subsidiary, Dilas Diodenlaser GmbH ("Dilas"), and the accounts of its 74% owned subsidiary, Rofin-Sinar UK, Ltd. ("RS, UK"). RSI and RSL were formerly the industrial laser businesses of Siemens AG ("Siemens" or "former Parent"). RSL includes the consolidated accounts of its 99.97% owned subsidiary, Rofin-Sinar France S.A.; its 90.65% owned subsidiary, Rofin-Sinar Italiana S.r.L.; and its 51% owned subsidiary, Rofin-Marubeni Laser Corporation (a Japanese entity). All significant intercompany balances and transactions have been eliminated in consolidation.

On September 30, 1996, Rofin-Sinar consummated an initial public offering of its common stock (IPO). Prior to the IPO the common stock of Rofin-Sinar, a newly formed holding company, RSI and RSL were each owned directly or indirectly by Siemens AG. Concurrent with the IPO the stock of RSI and RSL (together, Rofin-Sinar Group), including all business operations, assets and liabilities, were sold to the Company (reorganization). Approximately $82,000 of the gross proceeds ($77,080 of the net proceeds) from the public offering were used to purchase such stock of Rofin-Sinar Group from Siemens AG and its subsidiaries and to repay certain indebtedness to Siemens. The reorganization constituted a combination of entities under common control and, for financial statements purposes, was accounted for by combining the historical accounts of Rofin-Sinar Group and Rofin-Sinar, in a manner similar to pooling-of-interest accounting.

On August 1, 1997, the Company acquired 80% of the common stock of Dilas Diodenlaser GmbH, a German corporation, based in Mainz, Germany, for $5,200. Dilas designs, manufactures and markets diode lasers and components. The transaction was accounted for on a purchase accounting basis. The excess of purchase price over the fair value of the net assets acquired was $5,100 and has been recorded as goodwill, which is being amortized on a straight-line basis over 15 years. Accumulated amortization as of September 30, 1998 totaled $398. The Company periodically assesses the recoverability of the unamortized balance of the intangible asset based on expected future profitability and undiscounted future cash flows of Dilas and their contribution to the overall operation of the Company. The operating results of Dilas have been included in the consolidated statement of operations from the date of acquisition.

The combined financial statements for the fiscal year ended September 30, 1996 are derived from the historical financial statements of the Rofin-Sinar Group. Management believes the accompanying historical statements of operations for this fiscal period include a reasonable allocation of all expenses the Company would have incurred as an independent company.

The primary business of Rofin-Sinar is to develop, manufacture, and market industrial lasers and supplies used for material processing applications.
The majority of the Company's customers are in the machine tool, automotive, semiconductor & electronics industries and are located in the United States, Europe, and Asia. For the year ended September 30, 1998, Rofin-Sinar generated approximately 73% of its revenues from the sale and installation of new lasers and approximately 27% from aftermarket support for the Company's existing laser products.

(b) Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less as well as taxable and tax-exempt variable rate demand obligations which are redeemable upon a five day minimum notice. Interest income was $0, $1,601, and $1,579 for the years ended September 30, 1996, 1997, and 1998, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

(c) Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods.

(d) Property and Equipment

Property and equipment are recorded at cost and depreciated over their useful lives, except for leasehold improvements, which are amortized over the lesser of their useful lives or the term of the lease. The methods of depreciation are straight line for financial reporting purposes and accelerated for income tax purposes. Depreciable lives for financial reporting purposes are as follows:
                                              Useful
                                              Lives
                                           -----------
       Buildings                              40 Years
       Machinery and equipment              3-10 Years
       Furniture and fixtures               3-10 Years
       Computers and software                3-4 Years
       Leasehold improvements               5-15 Years

(e) Revenue Recognition

Revenues are recognized when a laser product is shipped or services are performed.

(f) Income Taxes

Income taxes are accounted for under the asset and liability method.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company's results through September 30, 1996 were included in the consolidated federal income tax return of Siemens Corporation in the U.S. For periods from and after September 30, 1996, the Company bears sole responsibility for filing tax returns in the respective jurisdictions.

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

(i) Comprehensive Income

In 1997, the Financial Accounting Standards Board issued SFAS No. 130 (FAS
130), "Reporting Comprehensive Income". FAS 130 establishes standards for reporting and presenting comprehensive income and its components in a full set of financial statements. During fiscal 1998 the Company adopted FAS 130 and is now required to report the sum of net income and accumulated foreign currency translation adjustment as "comprehensive income" in the consolidated statements of stockholders' equity and comprehensive income. FAS 130 only requires additional disclosures in the consolidated financial statements, and does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

(j) Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government grants of $822, $876, and $1,145 received for the years ended September 30, 1996, 1997, and 1998, respectively. The Company has no future obligations under such grants.

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

(m) Reclassifications

Certain reclassifications of prior year amounts have been made for consistent presentation.


2.  INVENTORIES

Inventories are summarized as follows:
                                                        September 30,
                                                  ------------------------
                                                     1997          1998
                                                  ----------    ----------
      Finished goods                               $  2,732      $  3,809
      Work in progress                                7,944        10,039
      Raw materials and supplies                      6,903        10,605
      Demo inventory                                  4,335         5,395
      Service parts                                   6,817         8,524
                                                  ----------    ----------
      Total inventories, net                       $ 28,731      $ 38,372
                                                  ==========    ==========

3.  PROPERTY AND EQUIPMENT    Property and equipment include the following:

                                                        September 30,
                                                  ------------------------
                                                     1997          1998
                                                  ----------    ----------
      Buildings                                    $ 20,878      $ 22,009
      Technical machinery and equipment               5,801         7,014
      Furniture and fixtures                          5,867         6,414
      Computers and software                          3,123         3,781
      Leasehold improvements                          1,497         2,471
                                                  ----------    ----------
      Total property and equipment, at cost        $ 37,166      $ 41,689
                                                  ==========    ==========

4.  ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following:
                                                         September 30,
                                                  ------------------------
                                                     1997          1998
                                                  ----------    ----------
      Employee compensation                        $  4,960      $  5,211
      Warranty reserves                               5,724         5,245
      Other taxes payable                               820           721
      Customer deposits                               2,016         1,690
      Other                                           2,314         3,294
                                                  ----------    ----------
      Total accrued liabilities                    $ 15,834      $ 16,161
                                                  ==========    ==========


5.  LINE OF CREDIT

In October 1996 the Company obtained an annually renewable credit line of $25,000 with Deutsche Bank AG to support its working capital needs. As of September 30, 1997 $12,209 was borrowed against this loan facility by RSL and Rofin-Sinar Italiana S.r.L. at a fixed interest rate of 3.9%, whereas at September 30, 1998 $14,570 was borrowed against this loan facility by RSL, Dilas, Rofin-Marubeni, Rofin-Sinar Italiana S.r.L. and RS UK at an average fixed interest rate of 3.7%.

In addition, the Company has several foreign lines of credit which allow it to borrow in the applicable local currency. At September 30, 1997 direct borrowings under these agreements totaled $489, while at September 30, 1998, they totaled $4,553; and $3,744 remain unused. Fixed interest rates under these agreements can vary from 1.3% to 7.4%, depending upon the country and amount of usage.

6.  LONG-TERM DEBT

As of September 30, 1998, Dilas had long-term borrowings totaling $597 under the credit line with Deutsche Bank AG at a fixed interest rate of 5.1%(see
Note 5, above). Furthermore, RSL entered into a loan agreement with a German bank for a $2,983 long-term credit facility, at a fixed interest rate of 4.8%, which was completely used at September 30, 1998. Both agreements expire in 2000.


7.  LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases which expire at various dates through 2007. The lease agreements require payment of real estate taxes, insurance, and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under noncancelable operating leases as of September 30, 1998 are:

      Fiscal Year Ending September 30,               Total
      --------------------------------             ---------
      1999                                         $  1,834
      2000                                            1,099
      2001                                              676
      2002                                              519
      2003 and thereafter                             1,443

Rent expense charged to operations for the years ended September 30, 1996, 1997, and 1998, approximates $1,568, $1,609, and $1,656, respectively.


8.  EMPLOYEE BENEFIT PLANS

Substantially all of the Company's U.S. and German employees participate in defined benefit pension plans. The Company's U.S. plan began in fiscal 1995 and is funded. As is the normal practice with German companies, the German plan is unfunded.

The following table sets forth the funded status of the plans at the balance sheet dates:
                                                        September 30,
                                                  ------------------------
                                                     1997          1998
                                                  ----------    ----------
   Actuarial present value of benefit obligation:
      Vested employees                             $  2,944      $  3,727
      Nonvested employees                               567           648
                                                  ----------    ----------
         Accumulated benefit obligation               3,511         4,375

   Effects of assumed future compensation increase    1,181         1,602
                                                  ----------    ----------
         Projected benefit obligation                 4,692         5,977

   Plan assets                                      ( 1,607)      ( 1,899)
                                                  ----------    ----------
         Projected benefit obligation in excess
            of plan assets                            3,085         4,078

   Unrecognized net gain                                488            61
   Unrecognized prior service cost                  (   529)      (   466)
                                                  ----------    ----------
      Accrued pension cost                         $  3,044      $  3,673
                                                  ==========    ==========

Pension costs consist of the following components:
                                                  Years ended September 30,
                                                ----------------------------
                                                  1996      1997      1998
                                                --------  --------  --------
  Service cost                                   $  431    $  418    $  466
  Interest on projected benefit obligations         275       294       351
  Actual Return on Assets                             -         -     (  34)
  Amortization of unrecognized prior service cost    64        52        63
  Amortization of unrecognized gain               (  11)    (  84)    ( 111)
                                                --------  --------  --------
  Net pension cost                               $  759    $  680    $  735
                                                ========  ========  ========


Pensions generally provide benefits based on years of service. A discount rate for the U.S. of 7.5% (7.0% for foreign plan) as of September 30, 1998, and 8% (7.0% for foreign plan) as of September 30, 1997 and 1996, is assumed. Increases in future compensation levels for the U.S. plan are projected at 6% (2% for foreign plan). Prior service costs and actuarial gains and losses are generally amortized over the average remaining service period of active employees.

RSI has a 401(k) plan for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. The Company matches 50% of the first 6% of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 1996, 1997, and 1998 are $119, $146, and $148, respectively.

9.  INCOME TAXES

Income before income taxes is attributable to the following geographic regions:
                                                 Years ended September 30,
                                               ----------------------------
                                                 1996      1997      1998
                                               --------  --------  --------
    United States                              $  3,680  $  3,178  $    864
    Germany                                       8,186    10,525    10,256
    France                                          169       183       570
    Italy                                           109       180       296
    Japan                                           100       646       125
    United Kingdom                                   -         -     (  312)
                                               --------  --------  --------
    Total income before income taxes           $ 12,244  $ 14,712  $ 11,799
                                               ========  ========  ========


The provision for income tax expense is comprised of the following amounts:

                                                 Years ended September 30,
                                               ----------------------------
                                                 1996      1997      1998
                                               --------  --------  --------
    Current:
        United States                          $     -   $  1,981   ( $ 101)
        Foreign                                   3,838     4,152     4,481
                                               --------  --------  --------
            Total current                         3,838     6,133     4,380
                                               --------  --------  --------
    Deferred:
        United States                             1,316    (  395)      348
        Foreign                                  (  198)       20       390
                                               --------  --------  --------
            Total deferred                        1,118    (  375)      738
                                               --------  --------  --------
            Total income tax expense           $  4,956  $  5,758  $  5,118
                                               ========  ========  ========

Statutory tax rates in the U.S., U.K., Italy, France, and Japan approximate 34%, 20%, 41% (52% for fiscal 1996 and 53% for fiscal 1997), 42% (37% for fiscal 1996 and 1997), and 51% (52% for fiscal 1996), respectively. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL and Dilas). In general, retained corporate income is subject to a municipal trade tax (which for Hamburg and Gunding on a combined basis is 16.5%, and for Mainz is 18.0%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 45% and, effective January 1, 1995 and January 1, 1998, a surcharge of 7.5% and 5.5%, respectively, on the federal corporate income tax amount.

Profits which are distributed by a German corporate taxpayer in the form of a dividend are subject to a reduced federal corporate income tax rate of 30% plus the 7.5% or 5.5% surcharge on the federal corporate income tax amount calculated at the reduced rate. Dividends may be paid by RSL and Dilas to the Company and may be subject to a withholding tax pursuant to the income tax treaty currently in effect between the United States and the country from which the dividend is paid.

The Company is currently looking into various foreign tax minimization strategies which could result in reducing or eliminating its foreign withholding taxes. Tax expense and deferred taxes in fiscal 1998 have been recorded at rates assuming all earnings of RSL and Dilas will be dividended to Rofin-Sinar Technologies, Inc.

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 34% is as follows:

                                                 Years ended September 30,
                                               ----------------------------
                                                 1996      1997      1998
                                               --------  --------  --------
      Computed "expected" tax expense          $  4,163  $  5,002  $  4,012
      Difference between U.S. and foreign
         statutory rates                            741     1,019     1,083
      Foreign operating loss for which no
         benefit is recognized                       -    (   286)       -
      Use of unrecognized operating loss             -    (   374)       -
      Tax exempt interest                            -         -     (  248)
      Reduction of N.O.L. Valuation Allowance        -         -     (  525)
      Adjustment of prior-year tax estimates         -         -        434
      German dividend withholding tax                -        262        -
      Other                                          52       135       362
                                               --------  --------  --------
      Actual tax expense                       $  4,956  $  5,758  $  5,118
                                               ========  ========  ========


The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:
                                                        September 30,
                                                  ------------------------
                                                     1997          1998
                                                  ----------    ----------
   Deferred tax assets:
       Foreign:
           German reorganization benefits          $  1,969      $  1,569
           Net operating loss carryforwards           1,227           744
           Pension accrual                              252           281
           Inventory                                    480           511
           Other, net                                   244            13
                                                  ----------    ----------
               Total Foreign                          4,172         3,118

       United States:
           Net operating loss carryforwards           3,380         2,912
           Depreciation                                 180           271
           Warranty accrual                             959           722
           Inventory                                  1,024         1,089
           Other                                        387           650
                                                  ----------    ----------
               Total United States                    5,930         5,644

           Gross deferred tax assets                 10,102         8,762
           Less:  Valuation allowance               (   950)       (  289)
                                                  ----------    ----------
               Net deferred tax assets                9,152         8,473
                                                  ----------    ----------

   Deferred tax liabilities:
       Foreign:
           Depreciation                             ( 2,309)      ( 2,415)
           Inventory                                (   310)      (   448)
           Bad debt allowance                       (   134)      (   105)
           Accrued liabilities                      (   179)      (   279)
                                                  ----------    ----------
               Total Foreign                        ( 2,932)      ( 3,247)

       United States:
           Pension accrual                          (   134)      (   128)
                                                  ----------    ----------
               Deferred tax liabilities             ( 3,066)      ( 3,375)
                                                  ----------    ----------
   Net deferred income tax assets                  $  6,086      $  5,098
                                                  ==========    ==========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 1998.

At September 30, 1998, the Company has U.S. federal net operating loss carryforwards available of $8,565, which expire in 2008, and Japanese net operating loss carryforwards of $1,273, which expire in 2000. The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended, as a result of the occurrence of a change of ownership within the meaning of Section 382 in connection with the Company's initial public offering in September 1996.

10.  SPECIAL CHARGE
The special charge of $1,350 relates to the payment to a customer in fiscal 1997 in settlement of a dispute arising out of the use of one of the Company's existing products in a newly developed customer application. The Company's lasers were determined to be incompatible with the customer's intended use. As part of the settlement the Company accepted the return of product for full refund which had the effect of reducing revenue by $507 and gross profit by $322.


11.  NET INCOME PER COMMON SHARE

On March 31, 1997, the Financial Accounting Standards Board issued SFAS No. 128 (FAS 128) , "Earnings Per Share". FAS 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. During fiscal 1998 the Company adopted FAS 128 and is now required to report both basic and diluted earnings per share. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). The Company has restated earnings per share for the comparative prior periods, as required by FAS 128. Shares prior to the IPO represent a pro-rata portion of the number of shares issued pursuant to the offering, the proceeds from which were used to purchase the shares of RSI and RSL and to repay the remaining indebtedness owed to Siemens. The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                              Years ended September 30,
                                       --------------------------------------
                                           1996         1997         1998
                                       ------------ ------------ ------------
Weighted average number of
  shares for BASIC net income
  per common share                       8,631,578   11,504,500   11,516,631

Potential additional shares
  due to outstanding dilutive
  stock options                              7,920      101,206       98,061
                                       ------------ ------------ ------------
Weighted average number of
  shares for DILUTED net
  income per common share                8,639,498   11,605,706   11,614,692
                                       ============ ============ ============

Excluded from the calculation of diluted EPS for the year ended September 30, 1998 were 193,000 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

12.  RELATED PARTY TRANSACTIONS
The Company had sales to its joint venture partners in Japan amounting to $1,969, $3,776, and $2,153 in fiscal years 1996, 1997, and 1998, respectively.

The Company's purchases from and sales to related parties have generally been on terms comparable to those available in connection with purchases from or sales to unaffiliated parties.


13.  GEOGRAPHIC INFORMATION

Assets, revenues, and income before taxes, by geographic region, at September 30, 1996, 1997, and 1998, and for the years then ended, are summarized below:

      ASSETS                                         September 30,
                                                ------------------------
                                                   1997          1998
                                                ----------    ----------
      United States                             $  55,794     $  60,267
      Germany                                      71,059        77,312
      Other                                        11,666        17,180
      Intercompany eliminations                  (  6,330)    (  11,017)
                                                ----------    ----------
      Total Assets                              $ 132,189     $ 143,742
                                                ==========    ==========

      REVENUES                                    TOTAL BUSINESS
                                             Years ended September 30,
                                        ----------------------------------
                                           1996        1997        1998
                                        ----------  ----------  ----------
      United States                     $  45,227   $  49,675   $  39,594
      Germany                              88,433      96,167      91,842
      Other                                16,350      21,494      20,434
      Intercompany
        Eliminations                    (  34,107)  (  37,943)  (  34,287)
                                        ----------  ----------  ----------
                                        $ 115,903   $ 129,393   $ 117,583
                                        ==========  ==========  ==========

                                               INTERCOMPANY REVENUES
                                             Years ended September 30,
                                        ----------------------------------
                                           1996        1997        1998
                                        ----------  ----------  ----------
      United States                      $  5,347    $  4,737    $  3,412
      Germany                              28,083      32,544      30,000
      Other                                   677         662         875
      Intercompany
        Eliminations                    (  34,107)  (  37,943)  (  34,287)
                                        ----------  ----------  ----------
                                         $      -    $      -    $      -
                                        ==========  ==========  ==========

                                               EXTERNAL REVENUES
                                            Years ended September 30,
                                        ----------------------------------
                                           1996        1997        1998
                                        ----------  ----------  ----------
      United States                     $  39,880   $  44,938   $  36,181
      Germany                              60,350      63,623      61,842
      Other                                15,673      20,832      19,560
                                        ----------  ----------  ----------
                                        $ 115,903   $ 129,393   $ 117,583
                                        ==========  ==========  ==========

      INCOME BEFORE INCOME TAXES
                                            Years ended September 30,
                                        ----------------------------------
                                           1996        1997        1998
                                        ----------  ----------  ----------
      United States                      $  3,680    $  3,178    $    864
      Germany                               8,186      10,525      10,256
      Other                                   378       1,009         679
                                        ----------  ----------  ----------
                                         $ 12,244    $ 14,712    $ 11,799
                                        ==========  ==========  ==========


14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company's quarterly results (millions of dollars, except per share amounts):
                                               Quarters Ended
                                  ------------------------------------------
                                   Dec.31,   March 31,  June 30,   Sept. 30,
                                    1997       1998       1998       1998
                                  ---------  ---------  ---------  ---------
Net sales                          $ 28.2     $ 30.0     $ 28.9     $ 30.5
Gross profit                         11.0       11.0       10.0       11.1
Net income                            2.0        1.9        1.3        1.5
Net income per share - Basic         0.18       0.17       0.11       0.13
Net income per share - Diluted       0.18       0.17       0.11       0.13


                                                Quarters Ended
                                  ------------------------------------------
                                   Dec.31,   March 31,  June 30,   Sept. 30,
                                    1996       1997       1997       1997
                                  ---------  ---------  ---------  ---------
Net sales                          $ 34.0     $ 33.5     $ 31.2     $ 30.7
Gross profit                         12.1       12.2       12.0       10.1
Net income                            2.7        2.5        1.5        2.3
Net income per share - Basic         0.23       0.22       0.13       0.20
Net income per share - Diluted       0.23       0.21       0.13       0.20

15.  STOCK INCENTIVE PLANS

Directors' Plan

The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 13,500 shares are issued and outstanding under the plan at September 30, 1998, of which 4,500 vest in future periods.

Equity Incentive Plan

The Company maintains an Equity Incentive Plan, whereby incentive and nonqualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. There were no incentive stock options, restricted stock or performance shares granted in fiscal 1996, 1997, or 1998. On September 26, 1996 and 1997, nonqualified stock options were granted to officers and other key employees. Options will expire not later than ten years after the date on which they are granted, and become exercisable at such times and in such installments as determined by the Compensation Committee of the Board of Directors. The balance of outstanding stock options as of September 30, 1996, 1997, and 1998, and all options activity for the periods then ended are as follows:
                                                         Price per Share
                                                   --------------------------
                                         Number        Price        Weighted
                                        Of Shares      Range         Average
                                        ---------  --------------- ----------
     Granted September 26, 1996          282,000      $ 9 1/2        $ 9 1/2
     Exercised                                 -
     Forfeited                                 -
                                        ---------  --------------- ----------
     Outstanding at September 30, 1996   282,000      $ 9 1/2        $ 9 1/2
                                        ---------  --------------- ----------
     Granted                             193,000     $ 16 7/8       $ 16 7/8
     Exercised                                 -
     Forfeited                                 -
                                        ---------  --------------- ----------
     Outstanding at September 30, 1997   475,000   $9 1/2 - 16 7/8  $ 12 1/2
                                        ---------  --------------- ----------

     Granted                                   -
     Exercised                          ( 13,900)
     Forfeited                          (  9,600)
                                        ---------  --------------- ----------
     Outstanding at September 30, 1998   451,500   $9 1/2 - 16 7/8  $ 12 1/2
                                        ---------  --------------- ----------


                          Outstanding Options        Exercisable Options
                   --------------------------------  -------------------
                            Remaining    Weighted             Weighted
                              Life        Average              Average
                    Shares   (years)       Price     Shares     Price
                   -------  ----------  -----------  ------  -----------
                   258,500       3       $  9 1/2    96,500    $ 9 1/2
                   193,000       4       $ 16 7/8    38,600    $16 7/8


The Company follows APB Opinion 25, Accounting for Stock Issued to Employees, to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans, as prescribed by SFAS Statement 123, been determined based on the Black-Scholes value at the grant dates for awards, pro forma net income and earnings per share would have been:
                                              Year ended September 30,
                                         ----------------------------------
                                            1996        1997        1998
                                         ----------  ----------  ----------
  Pro forma net income                     $ 7,288     $ 8,781     $ 6,292
  Pro forma earnings per share - BASIC     $  0.84     $  0.76     $  0.55
  Pro forma earnings per share - DILUTED   $  0.84     $  0.76     $  0.54
                                         ----------  ----------  ----------

The pro forma disclosures above include the amortization of the fair value of all options vested during 1998 and are not necessarily representative of actual results which will be reported in future years. The weighted average Black-Scholes value of options granted under the stock option plan during 1996 and 1997 was $5.10 and $9.25, respectively. Value was estimated using an expected life of five years, no dividends, volatility of 56% and 53%, and risk-free interest rates of 6.6 % and 6.0% in fiscal 1996 and 1997.


16.  RECENTLY ISSUED ACCOUNTING STANDARDS

In 1997 Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in fiscal year 1999.

In 1998 Financial Accounting Standards No. 132 (FAS 132), "Employer's Disclosures about Pensions and Other Postretirement Benefits", was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 132 in fiscal year 1999.

In 1998 Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for fiscal years commencing after June 15, 1999. The Company will comply with the requirements of FAS 133 in fiscal year 2000. It is not anticipated that the implementation of this standard will have a material impact on the financial statements.

                       Independent Auditors' Report


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

On October 30, 1998, we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 1998, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP
Detroit,  Michigan

October 30, 1998

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
    Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
              Years ended September 30, 1996, 1997, and 1998
                          (dollars in thousands)


                           Balance at   Charged to                Balance at
                            Beginning    Costs and   Deductions     End of
                            Of Period     Expenses                  Period
                           -----------  -----------  -----------  -----------

    September 30, 1996          1,252          484      (   773)         963

    September 30, 1997            963        1,245      ( 1,298)         910

    September 30, 1998            910          148           35        1,093

                               INDEX TO EXHIBITS



Exhibit No.                Exhibit
-----------        --------------------------------------------------------

   11.1             Earnings Per Share Table
   21.1             List of Subsidiaries of Rofin-Sinar Technologies Inc.
   27.1             Financial Data Schedule