Form 10-Q
period 1998-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 1999-02-12
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

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

11,527,400 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 10, 1999.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 1998 and September 30, 1998                3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 1998 and
            December 31, 1997                                       4

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 1998 and
            December 31, 1997                                       5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            19


PART II   OTHER INFORMATION                                        20

          SIGNATURES                                               22

          Exhibit 11.1 - Computation of Earnings Per Share

          Exhibit 27.1 - Financial data schedule for the
                         three-month period ended December 31, 1998

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                    December 31, September 30,
                                                        1998         1998
ASSETS                                              (Unaudited)    (Note 1)
Current Assets:                                     -----------  -------------
  Cash and cash equivalents                           $ 34,404       $ 34,874
  Accounts receivable, trade, net                       35,301         33,629
  Inventories, net (Note 2)                             40,807         38,372
  Deferred income tax assets - current                   3,079          2,680
  Other current assets and prepaid expenses              2,045          2,259
                                                    -----------    -----------
    Total current assets                               115,636        111,814

Property and equipment, net                             24,074         23,998
Intangibles, net                                         4,628          4,713
Deferred income tax assets - noncurrent                  2,764          2,833
Other noncurrent assets                                    419            384
                                                    -----------    -----------
    Total assets                                     $ 147,521      $ 143,742
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 3)                            $  19,989      $  19,123
  Accounts payable, trade                                7,588          6,257
  Accrued liabilities (Note 2)                          16,838         19,315
                                                    -----------    -----------
    Total current liabilities                           44,415         44,695

Long-term debt (Note 4)                                  7,173          3,580
Deferred income tax liabilities, long-term                 474            415
Pension obligations                                      3,898          3,673
Minority interests                                         370            430
Other long-term liabilities                                235            184
                                                    -----------    -----------
    Total liabilities                                   56,565         52,977

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,527,400 (11,522,900 at
    September 30, 1998) issued and outstanding             115            115
  Additional paid-in-capital                            75,871         75,861
  Accumulated other comprehensive income               ( 1,039)       (   846)
  Retained earnings                                     16,009         15,635
                                                    -----------    -----------
    Total stockholders' equity                       $  90,956      $  90,765

    Total liabilities and stockholders' equity       $ 147,521      $ 143,742
                                                    ===========    ===========
See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
              Three Months Ended December 31, 1998 and 1997
            (dollars in thousands, except per share amounts)


                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       1998          1997
                                                   ------------  ------------

Net sales                                            $  28,638     $  28,212
Cost of goods sold                                      19,474        17,190
                                                   ------------  ------------
    Gross profit                                         9,164        11,022

Selling, general, and administrative expenses            5,908         5,420
Research and development expenses                        3,102         2,529
                                                   ------------  ------------
    Income from operations                                 154         3,073

Other expense (income):
  Interest expense (income), net                        (  218)       (  299)
  Other expense (income)                                (  419)       (   84)
                                                   ------------  ------------
    Income before income taxes                             791         3,456

Income tax expense                                         417         1,419
                                                   ------------  ------------

    Net income                                        $    374      $  2,037
                                                   ============  ============

Net income per common share (Note 5):

    Basic                                             $   0.03      $   0.18

    Diluted                                           $   0.03      $   0.18
                                                   ============  ============
Weighted average shares used in computing net income per share (Note 5):

    Basic                                           11,527,400    11,510,200

    Diluted                                         11,527,400    11,597,916
                                                   ============  ============






See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
               Three Months Ended December 31, 1998 and 1997
                          (dollars in thousands)


                                                           Three Months
                                                        Ended December 31,
                                                     ------------------------
                                                        1998         1997
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $     374    $   2,037
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities        (  4,709)     ( 3,854)
    Other adjustments                                       951          705
                                                      ----------   ----------
     Net cash used by operating activities             (  3,384)     ( 1,112)
                                                      ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           37           12
  Additions to property and equipment                  (    869)     (   520)
  Other                                                (     21)           0
                                                      ----------   ----------
     Net cash used by investing activities             (    853)     (   508)
                                                      ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from bank                                    8,881        1,342
  Repayment to bank                                    (  5,171)           0
  Repayment to related party                                  0      (   881)
  Other                                                       0           27
                                                      ----------   ----------
     Net cash provided by financing activities            3,710          488
                                                      ----------   ----------


Effect of foreign currency translation on cash               57     (    172)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents   (    470)    (  1,304)

Cash and cash equivalents at beginning of period         34,874       40,743
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 34,404     $ 39,439
                                                      ==========   ==========




See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 1998. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 1998 balances are derived from audited financial statements, however, all interim period amounts have not been audited.

2.   Balance Sheet Detail:

Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:
                                                December 31,   September 30,
                                                    1998           1998
                                                ------------   -------------
Raw materials and supplies                       $  11,489       $  10,605
Work in progress                                    10,770          10,039
Service parts                                        8,629           8,524
Finished goods                                       2,585           3,809
Demonstration inventory                              7,334           5,395
                                                -----------     -----------
    Total inventories, net                       $  40,807       $  38,372
                                                ===========     ===========

Accrued liabilities are comprised of the following:
                                                December 31,   September 30,
                                                    1998           1998
                                                ------------   -------------
Employee compensation                            $   4,408       $   5,211
Warranty reserves                                    5,370           5,245
Deferred revenue                                       322             324
Income taxes payable                                 2,019           3,154
Customer deposits                                    1,902           1,690
Other                                                2,817           3,691
                                                -----------     -----------
     Total accrued liabilities                   $  16,838       $  19,315
                                                ===========     ===========

3.   Line of Credit

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of December 31, 1998, $16,191 was borrowed on a short term basis against this loan facility by Rofin-Sinar Laser GmbH, Dilas GmbH, Rofin Marubeni Laser Corp., Rofin-Sinar S.r.L., and Rofin-Sinar UK Ltd. at an average fixed interest rate of 3.4%.

In addition, the Company's foreign subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At December 31, 1998, direct borrowings under these agreements totaled $3,798; and $1,796 remained unused. Fixed interest rates vary from 1.4% to 9.0%, depending upon the country and usage of the available credit.

4.   Long-Term Debt

At December 31, 1998, Dilas had long-term borrowings totaling $598 under the credit line with Deutsche Bank AG at a fixed interest rate of 5.1% (see Note 3, above). This loan agreement expires in 2000.

Further, Rofin-Sinar Laser GmbH and Dilas separately entered into loan agreements with German banks for long-term credit facilities totaling $7,173. As of December 31, 1998, $6,575 was borrowed against such loans at an average fixed interest rate of 3.9%. Both loan agreements expire in 2001.

5.   Net Income Per Common Share

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

                                             Three Months Ended December 31,
                                             ------------------------------
                                                 1998              1997
                                             ------------      ------------
Weighted average number of shares
  for BASIC net income per common share       11,527,400        11,510,200

Potential additional shares due to
  outstanding dilutive stock options                   0            87,716
                                             ------------      ------------
Weighted average number of shares
  for DILUTED net income per common share     11,527,400        11,597,916
                                             ============      ============

Excluded from the calculation of diluted EPS for the three months ended December 31, 1998, and December 31, 1997, were 485,500 and 193,000 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

6.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. For the three months ended December 31, 1998 and 1997 comprehensive income was comprised of the following:

                                             Three Months Ended December 31,
                                             ------------------------------
                                                 1998              1997
                                             ------------      ------------
Net Income                                     $    374          $  2,037
Foreign currency translation adjustment           ( 193)              964
                                             ------------      ------------

Total comprehensive income                     $(   181)         $  3,001
                                             ============      ============


7.   Recently Issued Accounting Standards

In 1997 Financial Accounting Standards No. 131 (FAS 131), "Disclosures about Segments of an Enterprise and Related Information", was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 131 in its annual report on form 10-K for fiscal year 1999.

In 1998 Financial Accounting Standards No. 132 (FAS 132), "Employer's Disclosures about Pensions and Other Postretirement Benefits", was issued and is effective for fiscal years commencing after December 15, 1997. The Company will comply with the requirements of FAS 132 in its annual report on form 10-K for fiscal year 1999.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including those factors set forth below. In making these forward-looking statements, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. The Company does not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research & development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $3.3 million debit at December 31, 1997 to a $1.0 million debit at December 31, 1998. These changes arose primarily from the weakening of the U.S. dollar against such foreign currencies and reflect the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

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

Risks Associated with International Operations

The Company's products are currently marketed in approximately 30 countries, with Germany, the remainder of Europe, the United States and the Asia/Pacific region being the Company's principal markets. Sales in the Company's principal markets are subject to risks inherent in international business activities, including, in particular, general economic conditions in each such country, overlap of differing tax structures, management of an organization spread over various jurisdictions, unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations. Other general risks associated with international operations include import and export licensing requirements, trade restrictions and changes in tariff and freight rates. The business and operations of the Company's principal subsidiary, RSL, are primarily subject to the changing economic and political conditions prevailing in Germany. Although productivity in Germany is generally high, labor costs, corporate taxes and employee benefit expenses are high and weekly working hours are shorter in Germany compared to the rest of the European Union, the United States and Japan.

Asia/Pacific Risk

Countries in the Asia/Pacific region, including Japan, have recently experienced weaknesses in their currency, banking and equity markets. As the Asia/Pacific market currently represents approximately 11% of the Company's revenue, these weaknesses could adversely affect consumer demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales, and ultimately the Company's consolidated results of operations.

Risks Associated with the Conversion by EU Member States to the "Euro"

The "euro" is a new legal currency being introduced by certain European Union member states. On January 1, 1999, eleven European countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. Beginning on that date, the legacy currencies of such countries became no longer directly convertible into each other; instead a legacy currency must be converted into the euro, which can then be converted into a target legacy currency. The legacy currencies and the euro will both be used through June 30, 2002, after which the legacy currencies will be withdrawn.

With regard to information systems, the Company has not experienced a material impact on its systems due to the introduction of the euro in January of 1999. Furthermore, the Company has reviewed its information systems and believes that they can operate in the "euro only" environment, beginning in July 2002. The Company plans to conduct another survey concerning the euro's impact on information systems during 2000.

With regard to the Company markets, the Company has reviewed its customer list and current selling practices and expects no material impact related to the introduction of the euro.

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

The Company's information technology (I.T.) hardware and operating systems were upgraded to Y2K compliant versions at a total cost of $110,000. Related I.T. exposures are covered under the Company's normal support contracts with an outside company. The remediation and testing of certain software programs are expected to be completed by February 1999, with implementation of the new programming scheduled for March 1999. No unique costs are expected to be incurred in upgrading the Company's I.T. systems.

While the assessment of all non-I.T. systems utilizing embedded technology has already been completed, the remediation, testing and implementation phases of such systems are scheduled to be completed by June 1999. These systems include: manufacturing equipment, security systems, telecommunication systems, and other non-critical systems. To date, the Company has incurred approximately $15,000 to upgrade these systems. Additional costs of up to $15,000 are expected to be incurred during fiscal 1999 in order to complete the remediation, testing and implementation of these systems.

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

The Company has primarily utilized (and will continue to primarily utilize) internal resources to oversee and complete the various phases of its Y2K program. Internal costs to date have been minimal (approximately $20,000), whereas future internal costs are estimated to not exceed $15,000.

The foregoing discussion regarding Y2K project timing, implementation, effectiveness, and costs are based upon management's current evaluation using available information. However, there can be no guarantees that unexpected events will not occur and actual results could be materially different than anticipated.

Overview

Rofin-Sinar Technologies, Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the first quarter of fiscal year 1998 and fiscal year 1999, respectively, approximately 67% and 72% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 33% and 28% were from sales and servicing of laser products for marking applications.

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

                                                   Three Months Ended
                                                      December 31,
                                                 ----------------------
                                                    1998        1997
                                                 ----------  ----------
Net sales                                            100%        100%
Cost of goods sold                                    68%         61%
Gross profit                                          32%         39%
Selling, general and administrative expenses          20%         19%
Research and development expenses                     11%          9%
Income from operations                                 1%         11%
Income before income taxes                             3%         12%
Net income                                             1%          7%



Net Sales - Net sales of $28.6 million represents an increase of $0.4 million (2%) for the three months ended December 31, 1998, as compared to the corresponding period of fiscal 1998. The increase resulted from a net sales increase of $0.8 million, or 4%, in Europe/Asia offset by a decrease of $0.4 million, or 5%, in the United States, for the corresponding three month period as compared to the prior year. The U.S. dollar weakened against foreign currencies which had a favorable effect on net sales of $1.0 million for the three month period. Net sales of laser products for cutting and welding applications for the three month period increased by 9% to $20.7 million, as compared to the same period of fiscal 1998. Net sales of lasers for marking applications for the three month period decreased by 14% to $7.9 million as compared to fiscal 1998. The increase in cutting and welding products come primarily from the Dilas and UK subsidiaries, in addition to the favorable foreign currency impact. The decrease in marking revenue was due to customer driven delays in shipments of systems in the semi-conductor and electronics industry and a slowdown in shipments to Asia.

Gross Profit - The Company's gross profit of $9.2 million for the three months ended December 31, 1998, represents a $1.9 million ($17%) decrease from the same period of the prior year. As a percentage of sales over the corresponding three month periods gross profit decreased from 39% to 32%.
The main cause of the lower percentage margin was the unfavorable product mix away from higher margin marking lasers. In addition, the Company incurred higher production and warranty costs on the Slab laser due to supplier-related quality problems. Gross profit was favorably affected by $0.3 million, for the three month period in fiscal 1999, due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $0.5 million (9%) for the three months ended December 31, 1998, compared to the corresponding period of fiscal 1998. The first quarter increase is primarily due to the normalized additional SG&A costs at Rofin-Sinar UK Ltd. SG&A was unfavorably affected by $0.2 million (3%), for the three month period in fiscal 1999, due to the weakening of the U.S. dollar.

Research and Development - The Company spent net $3.1 million on research and development during the three month period. This represents an increase of 23% over the same period of the prior year. The increase in spending was primarily due to low power CO2 Slab lasers developed by Rofin-Sinar UK. Gross research and development expenses for the three months ended December 31, 1998 and 1997 were $3.4 million and $3.0 million, respectively, and were reduced by $0.3 million and $0.5 million of government grants during each respective period. R&D was unfavorably affected by $0.1 million, for the three month period in fiscal 1999, due to the weakening of the U.S. dollar.

Other Expense (Income) - Other Expense (Income) of ($0.6) million for the three months ended December 31, 1998, represents an increase in income of $0.3 million over the corresponding prior year period. Other income increased $0.3 million over the corresponding prior year period due to foreign exchange gains ($0.2 million) as well as other items totaling $0.1 million.

Income Tax Expense - Income tax expense of $0.4 million for the three month period ended December 31, 1998 represents an effective tax rate of 52.8%, compared to a prior year corresponding effective tax rate of 41.1%. This change in effective rate is due primarily to a higher portion of current year profit generated in tax jurisdictions, such as Germany, with higher statutory tax rates.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $0.4 million for the three month period ended December 31, 1998, which represent decreases of $1.6 million over the comparable prior period. For the three months ended December 31, 1998 both basic and diluted earnings per share equaled $0.03 based upon 11.5 million common shares outstanding, as compared to basic and diluted earnings per share of $0.18 for the same period in fiscal 1998, based on 11.5 million and
11.6 million shares outstanding, respectively.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 1998 were cash and cash equivalents of $34.4 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies. As of December 31, 1998, $16.8 million was borrowed against the Deutsche Bank facility, $3.8 million from other lines of credit, and $6.6 million from loan agreements. Of this total $0.6 million is classified as long-term and is due in the year 2000, and another $6.6 million is classified as long-term and is due in the year 2001.

Cash and cash equivalents decreased by $0.5 million during the three months ended December 31, 1998. Approximately $3.4 million in cash and cash equivalents were used in operating activities, primarily as the result of an increase in inventories due to slower throughput in production of slab lasers and customer-caused delays in shipments of marking lasers. These increases in operating assets were coupled with a corresponding decrease in taxes payable since year end.

Uses of cash from investing activities totaled $0.9 million for the three months ended December 31, 1998 and was due primarily to leasehold improvements and various additions to property and equipment related to introduction of new products and computer upgrades.

Cash provided from financing activities totaled $3.7 million, which was entirely related to current period bank borrowings.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and credit facilities, will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Sensitivity

As of December 31, 1998, the Company maintained a cash equivalents portfolio of $34.4 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short term interest rates were to increase or decrease by 10% interest income would increase or decrease by less than $0.1 million, accordingly.

At December 31, 1998, the Company had $16.8 million of annually adjusted interest rate debt and $10.4 million of fixed rate debt expiring in the years 2000 and 2001. A 10% change in the average cost of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge its foreign currency risk on sales transactions. At December 31, 1998, the Company had contracts in Japanese yen to buy German marks, which will result in gains or losses which would not be material, were the Japanese yen / German mark currency exchange to increase or decrease by 10 percent. Such gains and losses would be offset by gains and losses on the related receivables.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell/C.J. Lawrence, Inc., Alex Brown & Sons Incorporated and Lehman Brothers Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million was used to purchase all outstanding shares of RSL and RSI from the former Parent and to repay certain indebtedness owed to the former Parent. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In fiscal 1997 the Company used approximately $5.2 million to consummate the acquisition of Dilas, and $1.8 million to acquire other business assets. In fiscal 1998 the Company used approximately $3.5 million to acquire business assets, which included the acquisition of certain business assets of Palomar Technologies Ltd. In addition, the Company used $1.8 million to fund working capital needs. In the first quarter of fiscal 1999 the Company used approximately $0.9 million to acquire business assets. Accordingly, approximately $11.8 million of the net offering proceeds remain to be applied.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11.1  Computation of earnings per share.

               27.1 Financial data schedule for three month period ended December 31, 1998.

         (b)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

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


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   February 10, 1999            /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer