Form 10-Q
period 1999-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 1999-05-12
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

11,527,400 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 7, 1999.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 1999 and September 30, 1998                   3

          Condensed Consolidated Statements of Operations
            Six months and three months ended
            March 31, 1999 and March 31, 1998                       4

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 1999 and March 31, 1998      5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            19


PART II   OTHER INFORMATION                                        20

          SIGNATURES                                               22

          Exhibit 11.1 - Computation of Earnings Per Share

          Exhibit 27.1 - Financial data schedule for the
                         six-month period ended March 31, 1999

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                     March 31,   September 30,
                                                        1999         1998
ASSETS                                              (Unaudited)    (Note 1)
Current Assets:                                     -----------  -------------
  Cash and cash equivalents                           $ 36,278       $ 34,874
  Accounts receivable, trade, net                       31,697         33,629
  Inventories, net (Note 2)                             39,208         38,372
  Deferred income tax assets - current                   3,933          2,680
  Other current assets and prepaid expenses              1,641          2,259
                                                    -----------    -----------
    Total current assets                               112,757        111,814

Property and equipment, net                             22,090         23,998
Intangibles, net                                         4,543          4,713
Deferred income tax assets - noncurrent                  2,533          2,833
Other noncurrent assets                                    447            384
                                                    -----------    -----------
    Total assets                                     $ 142,370      $ 143,742
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 3)                            $  17,979      $  19,123
  Accounts payable, trade                                7,468          6,257
  Accrued liabilities (Note 2)                          16,548         19,315
                                                    -----------    -----------
    Total current liabilities                           41,995         44,695

Long-term debt (Note 4)                                  7,139          3,580
Deferred income tax liabilities, long-term                 245            415
Pension obligations                                      3,799          3,673
Minority interests                                         371            430
Other long-term liabilities                                213            184
                                                    -----------    -----------
    Total liabilities                                   53,762         52,977

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,527,400 (11,522,900 at
    September 30, 1998) issued and outstanding             115            115
  Additional paid-in-capital                            75,882         75,861
  Accumulated other comprehensive income               ( 4,270)       (   846)
  Retained earnings                                     16,881         15,635
                                                    -----------    -----------
    Total stockholders' equity                       $  88,608      $  90,765

    Total liabilities and stockholders' equity       $ 142,370      $ 143,742
                                                    ===========    ===========
See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
              Periods Ended March 31, 1999 and 1998
            (dollars in thousands, except per share amounts)


                                     Six Months             Three Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------

Net sales                      $  59,674   $  58,173   $  31,036   $  29,962
Cost of goods sold                40,011      36,164      20,537      18,974
                               ----------  ----------  ----------  ----------
    Gross profit                  19,663      22,009      10,499      10,988

Selling, general, and
    administrative expenses       11,868      11,320       5,959       5,900
Research and development expenses  6,188       4,714       3,087       2,186
                               ----------  ----------  ----------  ----------
    Income from operations         1,607       5,975       1,453       2,902

Other expense (income):
  Interest expense (income), net  (  381)     (  399)     (  164)     (  100)
  Other expenses (income)         (  298)     (  421)        122      (  337)
                               ----------  ----------  ----------  ----------
    Income before income taxes     2,286       6,795       1,495       3,339

Income tax expense                 1,040       2,824         623       1,405
                               ----------  ----------  ----------  ----------

    Net income                  $  1,246    $  3,971    $    872    $  1,934
                               ==========  ==========  ==========  ==========


Net income per common
  share (Note 5):

    Basic                       $   0.11    $   0.34    $   0.08    $   0.17

    Diluted                     $   0.11    $   0.34    $   0.08    $   0.17
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 5):

    Basic                      11,527,400  11,510,830  11,527,400  11,511,488

    Diluted                    11,527,400  11,599,326  11,527,400  11,605,529
                               ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended March 31, 1999 and 1998
                          (dollars in thousands)


                                                           Six Months
                                                        Ended March 31,
                                                     ------------------------
                                                         1999         1998
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   1,246    $   3,971
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities        (  3,148)     ( 5,665)
    Other adjustments                                     1,606        1,265
                                                      ----------   ----------
     Net cash used by operating activities             (    296)     (   429)
                                                      ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           46           24
  Additions to property and equipment                  (  1,281)     ( 2,034)
  Other                                                (     19)         411
                                                      ----------   ----------
     Net cash used by investing activities             (  1,254)     ( 1,599)
                                                      ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from bank                                    9,623        1,157
  Repayment to bank                                    (  6,381)     (   126)
  Repayment to related party                                  0      (   855)
  Other                                                       0           77
                                                      ----------   ----------
     Net cash provided by financing activities            3,242          253
                                                      ----------   ----------


Effect of foreign currency translation on cash         (    288)    (    688)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents      1,404    (  2,463)

Cash and cash equivalents at beginning of period         34,874       40,743
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 36,278     $ 38,280
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

2.   Balance Sheet Detail:

Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:
                                                  March 31,    September 30,
                                                    1999           1998
                                                ------------   -------------
Raw materials and supplies                       $  11,011       $  10,605
Work in progress                                    10,427          10,039
Service parts                                        8,332           8,524
Finished goods                                       3,017           3,809
Demonstration inventory                              6,421           5,395
                                                -----------     -----------
    Total inventories, net                       $  39,208       $  38,372
                                                ===========     ===========

Accrued liabilities are comprised of the following:
                                                  March 31,    September 30,
                                                    1999           1998
                                                ------------   -------------
Employee compensation                            $   4,118       $   5,211
Warranty reserves                                    5,293           5,245
Deferred revenue                                       298             324
Income taxes payable                                 1,814           3,154
Customer deposits                                    2,341           1,690
Other                                                2,684           3,691
                                                -----------     -----------
     Total accrued liabilities                   $  16,548       $  19,315
                                                ===========     ===========

3.   Line of Credit

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of March 31, 1999, $12,836 was borrowed on a short term basis against this loan facility by Rofin-Sinar Laser GmbH, Rofin Marubeni Laser Corp., Rofin-Sinar S.r.L., and Rofin-Sinar UK Ltd. at an average annually adjusted interest rate of 3.4%.

In addition, the Company's foreign subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At March 31, 1999, direct borrowings under these agreements totaled $5,143; and $1,220 remained unused. Fixed interest rates vary from 1.4% to 4.8%, depending upon the country and usage of the available credit.

4.   Long-Term Debt

At March 31, 1999, Dilas had long-term borrowings totaling $1,098 under the credit line with Deutsche Bank AG at an average fixed interest rate of 4.5% (see Note 3, above). These loan agreements expire in 2000 and 2001.

Further, Rofin-Sinar Laser GmbH and Dilas separately entered into loan agreements with German banks for long-term credit facilities totaling $8,237. As of March 31, 1999, $6,041 was borrowed against such loans at an average fixed interest rate of 4.0%. Both loan agreements expire in 2001.

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

                                  Six Months Ended       Three Months Ended
                                      March 31,               March 31,
                               ----------------------  ----------------------
                                   1999       1998        1999        1998
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,527,400  11,510,830  11,527,400  11,511,488

Potential additional shares
  due to outstanding dilutive
  stock options                        -       88,496          -       94,041
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,527,400  11,599,326  11,527,400  11,605,529
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended March 31, 1999, and March 31, 1998, were 485,500 and 193,000 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

6.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. For the three months and six months ended March 31, 1999 and 1998 comprehensive income was comprised of the following:


                                  Six Months Ended       Three Months Ended
                                      March 31,               March 31,
                               ----------------------  ----------------------
                                   1999       1998        1999        1998
                               ----------  ----------  ----------  ----------
Net income                      $  1,246    $  3,971    $    872    $  1,934
Foreign currency
  translation adjustment         ( 3,424)    ( 1,630)    ( 3,231)    ( 1,101)
                               ----------  ----------  ----------  ----------


Total comprehensive income      $( 2,178)   $  2,341    $( 2,359)   $    833
                               ==========  ==========  ==========  ==========


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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately two-thirds of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research & development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $0.9 million debit at September 30, 1998 to a $4.3 million debit at March 31, 1999. These changes arose primarily from the weakening of the U.S. dollar against such foreign currencies and reflect the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

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

The Company's information technology (I.T.) hardware and operating systems were upgraded to Y2K compliant versions at a total cost of $110,000. Related I.T. exposures are covered under the Company's normal support contracts with an outside company. The remediation and testing of certain software programs have been completed, with implementation of the new programming scheduled for June 1999. No unique costs were incurred in upgrading the Company's I.T. systems.

While the assessment of all non-I.T. systems utilizing embedded technology has already been completed, the remediation, testing and implementation phases of such systems are scheduled to be completed by June 1999. These systems include: manufacturing equipment, security systems, telecommunication systems, and other non-critical systems. To date, the Company has incurred approximately $20,000 to upgrade these systems. Additional costs of up to $10,000 are expected to be incurred during fiscal 1999 in order to complete the remediation, testing and implementation of these systems.

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

The Company has primarily utilized (and will continue to primarily utilize) internal resources to oversee and complete the various phases of its Y2K program. Internal costs to date have been minimal (approximately $25,000), whereas future internal costs are estimated to not exceed $10,000.

The foregoing discussion regarding Y2K project timing, implementation, effectiveness, and costs are based upon management's current evaluation using available information. However, there can be no guarantees that unexpected events will not occur and actual results could be materially different than anticipated.

Overview

Rofin-Sinar Technologies, Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the second quarter of fiscal year 1998 and fiscal year 1999, respectively, approximately 67% and 74% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 33% and 26% were from sales and servicing of laser products for marking applications.

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

                                    Six Months             Three Months
                                  Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  67%         62%         66%         63%
Gross profit                        33%         38%         34%         37%
Selling, general and
  administrative expenses           20%         20%         19%         20%
Research and development expenses   10%          8%         10%          7%
Income from operations               3%         10%          5%         10%
Income before income taxes           4%         12%          5%         11%
Net income                           2%          7%          3%          7%


Net Sales - Net sales of $31.0 million and $59.7 million represent increases of $1.1 million (4%) and $1.5 million (3%) for the three months and six months ended March 31, 1999, as compared to the corresponding periods of fiscal 1998. The increase resulted from a net sales increase of $1.8 million, or 4%, in Europe/Asia offset by a decrease of $0.3 million, or 2%, in the United States, for the corresponding six month periods as compared to the prior year. The U.S. dollar weakened against foreign currencies which had a favorable effect on net sales of $0.7 million and $1.7 million for the three and six month periods. Net sales of laser products for cutting and welding applications for the three and six month periods increased by 16% to $23.0 million and by 12% to $43.7 million as compared to the same periods of fiscal 1998. Net sales of lasers for marking applications for the three month and six month periods decreased by 20% to $8.0 million and by 17% to $15.9 million as compared to fiscal 1998. The increase in cutting and welding products come primarily from the European subsidiaries, in addition to the favorable foreign currency impact. The decrease in marking revenue was due to customer driven delays in shipments of systems in the semi-conductor and electronics industry and in lower shipments to Asia.

Gross Profit - The Company's gross profit of $10.5 million and $19.7 million for the three months and six months ended March 31, 1999, represent decreases of $0.5 million (4%) and $2.3 million (11%) from the same periods of the prior year. As a percentage of sales over the corresponding six month periods gross profit decreased from 38% to 33%. The main cause of the lower percentage margin was the unfavorable product mix away from higher margin marking lasers. In addition, the Company incurred higher production and warranty costs on the Slab laser due to supplier-related quality issues. Gross profit was favorably affected by $0.2 million and $0.5 million for the three month and six month periods in fiscal 1999 due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $0.1 million (1%) and $0.5 million (5%) for the three months and six months ended March 31, 1999, compared to the corresponding periods of fiscal 1998. SG&A was unfavorably affected by $0.1 million and $0.3 million for the three month and six month periods in fiscal 1999 due to the weakening of the U.S. dollar.

Research and Development - The Company spent net $3.1 million and $6.2 million on research and development during the three month and six month periods of the current year. This represents increases of 41% and 31% over the corresponding periods of the prior year. The increase in spending was primarily due to development of low power CO2 Slab lasers by Rofin-Sinar UK and high-powered diode-pumped solid state lasers in Germany. Gross research and development expenses for the three month periods ended March 31, 1999 and 1998 were $3.5 million and $2.8 million, respectively, and were reduced by $0.4 million and $0.6 million of government grants during each respective period. R&D was unfavorably affected by $0.1 million and $0.2 million for the three month and six month periods in fiscal 1999 due to the weakening of the U.S. dollar.

Other Expense (Income) - Other Expense (Income) of ($0.1) million and ($0.7) for the three month and six month periods ended March 31, 1999 represents an decrease in income of $0.3 million and $0.1 million over the corresponding prior year periods. The main cause of this decrease was related to foreign exchange gains and losses.

Income Tax Expense - Income tax expense of $0.6 million and $1.0 million for the three months and six months ended March 31, 1999 represents effective tax rates of 41.7% and 45.5%, compared to a prior year corresponding effective tax rates of 42.1% and 41.6%. This change in effective rates for the six month periods was due primarily to a higher portion of current year profit generated in tax jurisdictions, such as Germany, with higher statutory tax rates.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $0.9 million and $1.2 million for the three and six months ended March 31, 1999, which represents decreases of $1.1 million and $2.7 million from the comparable prior year periods. For the three months ended March 31, 1999 both basic and diluted earnings per share equaled $0.08 based upon 11.5 million common shares outstanding, as compared to basic and diluted earnings per share of $0.17 for the same period in fiscal 1998, based on 11.5 million and 11.6 million shares outstanding, respectively.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 1999 were cash and cash equivalents of $36.3 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies. As of March 31, 1999, $13.9 million was borrowed against the Deutsche Bank facility, $5.1 million from other lines of credit, and $6.1 million from loan agreements. Of this total $0.6 million is classified as long-term and is due in the year 2000, and another $6.5 million is classified as long-term and is due in the year 2001.

Cash and cash equivalents increased by $1.4 million during the six months ended March 31, 1999. Approximately $0.3 million in cash and cash equivalents were used in operating activities, primarily as the result of an increase in inventories due to slower throughput in production of slab lasers and customer-caused delays in shipments of marking lasers. The unfavorable effect of the increase in inventory and decrease in income taxes payable was partially offset by a reduction in trade accounts receivable.

Uses of cash from investing activities totaled $1.3 million for the six months ended March 31, 1999 and was due primarily to leasehold improvements and various additions to property and equipment related to introduction of new products and computer upgrades.

Cash provided from financing activities totaled $3.2 million, which was entirely related to current period bank borrowings.

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

Interest Rate Sensitivity

As of March 31, 1999, the Company maintained a cash equivalents portfolio of $36.3 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short term interest rates were to increase or decrease by 10% interest income would increase or decrease by less than $0.1 million, accordingly.

At March 31, 1999, the Company had $12.8 million of annually adjusted interest rate debt and $12.3 million of fixed rate debt expiring in the years 2000 and 2001. A 10% change in the average cost of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge its foreign currency risk on sales transactions. At March 31, 1999, the Company had contracts in Japanese yen to buy German marks, which will result in gains or losses which would not be material, were the Japanese yen / German mark currency exchange to increase or decrease by 10 percent. Such gains and losses would be offset by gains and losses on the related receivables.

                         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell/C.J. Lawrence, Inc., Alex Brown & Sons Incorporated and Lehman Brothers Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million was used to purchase all outstanding shares of RSL and RSI from the former Parent and to repay certain indebtedness owed to the former Parent. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In fiscal 1997 the Company used approximately $5.2 million to consummate the acquisition of Dilas, and $1.8 million to acquire other business assets. In fiscal 1998 the Company used approximately $3.5 million to acquire business assets, which included the acquisition of certain business assets of Palomar Technologies Ltd. In addition, the Company used $1.8 million to fund working capital needs. In the first six months of fiscal 1999 the Company used approximately $1.3 million to acquire business assets. Accordingly, approximately $11.4 million of the net offering proceeds remain to be applied.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11.1  Computation of earnings per share.

               27.1 Financial data schedule for three month period ended March 31, 1999.

         (b)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 1999.

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


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   May 11, 1999            /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer