Form 10-K
period 1999-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 1999-12-29
CIK 1019361

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 1999

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

YES [ X ]    NO [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the Nasdaq National Market on December 17, 1999) was approximately $84,327,018.

11,531,900 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 17, 1999.


                       Documents Incorporated by Reference
                      -------------------------------------
Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders to be held in March 2000 are incorporated by reference herein at Part III, Items 10 - 13.

                        ROFIN-SINAR TECHNOLOGIES, INC.

                              TABLE OF CONTENTS


            Item                                                        Page
            ------------------------------------------------------      ----

PART I      1.  Business                                                  3

            2.  Properties                                               23

            3.  Legal Proceedings                                        24

            4.  Submission of Matters to a Vote of Security Holders      24

PART II     5.  Market Price of the Registrant's Common
                Equity and Related Stockholder Matters                   25

            6.  Selected Financial Data                                  26

            7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            27

            7A. Quantitative and Qualitative Disclosures about
                Market Risk                                              32

            8.  Consolidated Financial Statements and
                Supplementary Data                                       33

            9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   33

PART III    10. Directors and Executive Officers of the Registrant       33

            11. Executive Compensation                                   33

            12. Security Ownership of Certain
                Beneficial Owners and Management                         33

            13. Certain Relationships and Related Transactions           33

PART IV     14. Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K                       34


SIGNATURES                                                               37

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

ITEM 1.     BUSINESS

COMPANY OVERVIEW

Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or the "Company") designs, develops, engineers, manufactures and markets laser products for cutting, welding and marking a wide range of industrial materials. Lasers are a non-contact technology for material processing which have several advantages that are desirable in industrial applications. The Company believes it has a worldwide market share (based on sales volume) of approximately 14% for laser products used for cutting/welding and marking applications and that it is among the largest suppliers of laser products used for marking applications in Europe and the Asia/Pacific region (other than Japan). Over 80% of the Company's sales in fiscal 1999 were made to existing customers. The Company has sold more than 6,000 laser sources since 1975 and currently has over 1,500 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 1997, 1998 and 1999, respectively, approximately 72%, 67% and 71% of the Company's revenues came from sales and servicing of laser products for cutting and welding applications and approximately 28%, 33% and 29% came from sales and servicing of laser products for marking applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser solutions to three principal target markets for material processing lasers: the machine tool, automotive, and semiconductor/electronics industries. The Company sells directly to industrial end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry) who integrate Rofin-Sinar's laser sources with other system components, and to distributors. Many of Rofin-Sinar's customers are among the largest global participants in their respective industries. During the 1997, 1998, and 1999 fiscal years, 35%, 31%, and 25%, respectively, of the Company's sales were in North America, and 65%, 69%, and 75% in Europe/Asia.

Rofin-Sinar consists of Rofin-Sinar Inc ("RSI") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE (a European holding company formed in 1999) consists of Rofin-Sinar Laser GmbH ("RSL"), the 80% owned subsidiary Dilas Diodenlaser GmbH ("Dilas") and the 73.88% owned subsidiary Rofin-Sinar UK Ltd. ("RS UK"). RSL includes the consolidated accounts of its 99.97% owned subsidiary, Rofin-Sinar France S.A.; its 94.19% owned subsidiary Rasant-Alcotec Beschichtungstechnik GmbH; its 90.65% owned subsidiary Rofin-Sinar Italiana S.r.l.; and its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation).

In August 1997, Rofin-Sinar acquired 80% of the common stock of Dilas Diodenlaser GmbH ("Dilas"), a German limited liability company based in Mainz, Germany. Dilas designs and manufactures diode lasers and components for a wide range of material processing applications and sells them to the machine tool, automotive and semiconductor/electronic industries, as well as to the research, measurement and medical instruments industries.

In January 1998, Rofin-Sinar formed a 74% owned company, Rofin-Sinar UK Ltd. ("RS UK"), based in Kingston upon Hull, England, and acquired certain business assets from Palomar Technologies Ltd. UK to design and manufacture low-power CO2 lasers for cutting and marking applications to be sold mainly to the machine tool and packaging industries.

In July 1999, RSL acquired 94.19% of the common stock of Rasant-Alcotec Beschichtungstechnik GmbH ("Rasant"), a German limited liability company based in Overath, Germany. The primary business of Rasant involves the use of advanced techniques in the coating of metals. RSL uses this technology to coat the electrodes used in the Company's CO2 Slab laser. The purchase price, net assets acquired, and annual revenues of Rasant are not material.

THE COMPANY'S LASER PRODUCTS

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications: (1) cutting; (2) welding; and (3) marking. Rather than offering standardized laser systems, the Company works directly with its customers to develop and customize optimal solutions for their manufacturing requirements. In developing its laser solutions, the Company offers customers its expertise in: (i) product development and manufacturing services based on almost 25 years of laser technology experience and applications know-how; (ii) application and process development (i.e., developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes); (iii) system engineering (i.e., advising customers on machine design, including tooling, automation and controls for customers in need of "turn-key" solutions); and (iv) extensive after-sales support of its laser products (including technical support, field service, maintenance and training programs, and rapid spare parts delivery).

The following table sets forth the Company's net sales of laser products used for cutting and welding applications and of laser products used for marking applications in fiscal 1997, 1998 and 1999:

                                                September 30,
                                   ------------------------------------
  Product Category *                  1997          1998         1999
  ------------------------------   ---------      ---------    ---------
                                             (in thousands)
  Lasers for cutting and welding   $  93,452     $  78,472    $  88,056
  Laser marking products              35,941        39,111       35,968
                                   ---------      ---------   ---------
  Total sales, net                 $ 129,393     $ 117,583    $ 124,024
                                    =========    =========    =========


* For each product category, net sales includes sales of services (including training, maintenance and repair) and spare parts.

The Company from time to time reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business.

The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator mirrors and cooling mechanism), power supply, and microcontroller (for control and monitoring). For a more detailed discussion of the components of a laser source, see "Laser Technology". Products are offered in different configurations and utilize different design principles according to the desired application.
The Company's engineers and other technical experts work directly with customers in the Company's applications centers to develop and customize the optimal solution for the customers' manufacturing requirements.

LASER PRODUCTS FOR CUTTING AND WELDING

The Company's family of CO2 laser products for cutting and welding, and their principal markets and applications, are discussed below.

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
     RS DC Slab Series    1.0kW - 3.5kW     High Frequency
     RS HF Series         4.0kW - 8.0kW     High Frequency
     RS SM Series         700W  - 2.0kW     Direct Current
     RS SC Series         100W  - 300W      High Frequency


The Company believes that it is the only laser manufacturer of diffusion cooled, Slab-based lasers in the high-power range. In this laser design, a high-frequency (HF) excited gas discharge occurs between two water-cooled electrodes which have a large surface area that permits maximum heat dissipation. The core diffusion-cooled technology is protected by two patents and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. The Company's current focus with respect to its Slab Series lasers is on continuing to both increase their power output and reduce their manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

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

The Company's SC Series diffusion-cooled CO2 lasers are developed and produced by RS UK. The SC Series are sealed-off lasers which are also based on the Slab laser principle used for the DC Slab Series. The lasers are used for cutting and marking applications. Principal markets are the machine tool and packaging industries.


The Company's family of Nd:YAG laser products for cutting and welding, and their principal markets, are discussed below.

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
     RS P Series          50W - 1kW         Flash Lamp
     RS CW Series         1.2kW - 2.5kW     Flash Lamp
     RS DY Series         550 W - 4.4kW     Laser Diodes


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

Rofin-Sinar's RS CW and DY Series of continuous wave Nd:YAG lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well suited for integration into complex production systems. The key competitive advantages of the CW and DY Series lasers are their pulse shaping capability and multiple power output configurations. These configurations include continuous wave and pulsed power ramping modes separately or in combination with each other, which allows the Company to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the CW Series laser such as the simple resonator design, easily accessed power supply and highly durable ceramic pumping chambers are designed with a view to long service intervals and, therefore, low maintenance costs. Diode-pumped, solid-state lasers (DY Series), introduced in fiscal 1999, are characterized by high beam quality, high efficiency and long service intervals. They are PC-controlled and are equipped with a modem, which allows easy communication with a remote service center. These lasers are used principally in the automotive industry.

In fiscal 1999 the Company completed the development of the diode-pumped, solid-state Nd:YAG lasers in a joint research program with the Fraunhofer Institute for Laser Technology. The Company's objective was to develop diode-pumped lasers capable of performing industrial material processing applications (e.g. car body welding) more rapidly than previously possible and at reduced operating and maintenance costs. The results of this development project are incorporated in the Company's DY Series lasers. See "Research and Development".

The Company's family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
     Diode Lasers         10W-6000W         Direct Current

The Company's diode lasers are designed to meet the requirements of a wide range of welding, soldering, and surface treatment applications. The Company's high-power laser diodes can be stacked into arrays achieving output powers in the multiple kilowatt range. In addition to their use in the automotive, machine tool and semiconductor/electronic markets, these lasers are also sold into the medical device and research markets. Additionally, laser diodes are sold as components both internally and externally.

LASER MARKING PRODUCTS

The Company's family of laser marking products is as follows:

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
     Power Line;
       Combi Line;
       S-Line             10W - 130W        n.a.
     Diode-pumped Marker  3W  - 100W        Laser Diodes
     Blazer FlexScan            100W        High Frequency

Power Line - The Company's standard Power Line laser marking product consists of a CO2 or Nd:YAG laser in the range of 10 to 130W, a galvo-head, a personal computer with state-of-the-art processor, and Rofin-Sinar's proprietary Laser Work Bench or VisualLaserMarker-Software. The modular design of the Power Line marker enables customers to order the most suitable configuration for their production processes or systems (e.g. OEM-customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the end-user). The Power Line Nd:YAG laser incorporates either a dual lamp ceramic cavity design using "long-life" lamps or diode modules, both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company's proprietary Laser Work Bench or VisualLaserMarker-Software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 1,000 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser.

Combi Line - Built on a modular design, the Combi Line consists of a Power Line laser marker that can be combined with a variety of parts handling systems developed by the Company, including: motor driven positioning tables, foil handling systems for marking labels, conveyor belts and pick-and-place systems. These allow the Combi Line to be customized as a turn-key system.

S-Line - The S-Line is targeted for the low-end laser marking segment in North America and Europe currently served by a number of smaller regional competitors. This product is a lower-cost, more standardized version of the Company's Power Line product with the same base software but fewer features and options.

Diode-pumped Markers - The diode-pumped markers utilize laser diodes, in
place of flash lamps, to pump the Nd:YAG rod.   The laser diodes, with their
guaranteed 5,000 hour life, offer significantly higher up-time for customers. Their main application is the marking of plastics in the semiconductor/electronics industries.

Blazer FlexScan - The Blazer FlexScan, introduced in fiscal 1999, utilizes a 100 Watt sealed-off CO2 laser (SC Series) and features the ability to mark components which are moving at high speeds.

Applications Development

In addition to manufacturing and selling laser sources for cutting and welding and laser marking products, the Company also develops in its applications centers laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Nearly 25 years of laser technology experience and know-how are embodied in the Company's applications groups, developed as a result of its participation in a broad range of industrial markets.

Markets and Customers

Rofin-Sinar's laser products and systems are currently sold to three principal industrial markets: the machine tool, automotive and semiconductor/ electronics industries. The following table sets forth the distribution of the Company's total sales among the Company's principal markets:

                       Fiscal Years
                  ----------------------
Principal Market   1997     1998   1999   Primary Applications
----------------  ------   ------ ------  --------------------------------
Machine Tool       28%      26%     31%   Cutting
Automotive         29%      19%     14%   Welding and component marking
Semiconductor and
   Electronics     14%      19%     14%   Marking of integrated circuits
                  ------   ------  ------
                   71%      64%     59%

The remaining 29%, 36%, and 41%, respectively, of sales in fiscal 1997, 1998 and 1999 were attributable to customers in a wide variety of other industries (including aerospace, consumer goods, medical device manufacturers, job shops, universities and institutes). No one customer accounted for over 10% of total sales in any of such periods.

Sales, Marketing and Distribution

Rofin-Sinar sells its products in approximately 30 countries through OEMs and to major end-users who have in-house engineering resources capable of integrating the Company's products into their own production systems. Laser sources for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating the Company's products without any substantial involvement by the Company.
Laser sources for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit marking applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component and will often specify to the OEM that it desires a Rofin-Sinar laser. In such cases, the Company's application engineers work directly with the end-user to optimize the application's performance and demonstrate the advantages of the Company's products.

The Company has 41 direct sales engineers operating in 15 countries, of which 23 employees are dedicated to marketing CO2 and Nd:YAG lasers for cutting and welding and 18 are dedicated to marketing laser marking products. In addition, Rofin-Sinar has 11 independent distributors and agents marketing the Company's welding and cutting laser products and laser marking products in Australia, Brazil, Denmark, Israel, the Philippines, Thailand, the People's Republic of China, Portugal, Singapore, Spain, Sweden and Finland.

The Company directs its worldwide sales and marketing of cutting and welding lasers from its offices in Hamburg, Germany and for laser diode components from Mainz, Germany. Worldwide sales and marketing of laser marking products is directed from the Company's offices in Gunding-Munich, Germany. U.S. sales of the Company's cutting and welding laser products are managed out of its Plymouth, Michigan facility. The Company maintains a sales office in Phoenix, Arizona to support the expansion of the Company's laser marking business in the North American market. In Europe, Rofin-Sinar also maintains sales and service offices in Italy, France, the United Kingdom and Belgium. Sales offices are maintained in South Korea, Taiwan and Singapore to cover the Asia/Pacific region (other than Japan).

In Japan the Company's principal distributor is its joint venture with Marubeni Corporation and Nippei Toyama Corporation.


Customer Service and Replacement Parts

During fiscal 1997, 1998 and 1999 approximately 23%, 27% and 31% of the Company's revenues were generated from sales of after-sale services, replacement parts and components for its laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers in its laser products and laser marking systems business. This close relationship is maintained as customers' needs change and evolve. Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded into new geographic regions by providing local service and support. Rofin-Sinar has 129 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's distributors also provide customer service and support.

Many of Rofin-Sinar's laser products are operated 24 hours a day in high speed, quality-oriented manufacturing operations. Accordingly, the Company provides 24-hour, year-round service support to its customers in Germany, the United States, and the majority of other countries in which it operates. The Company plans to continue adopting similar service support elsewhere. In addition, eight-hour response time is provided to certain key customers.
This support includes field service personnel who reside in close proximity to the Company's installed base. The Company provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems. The Company also offers regularly scheduled and intensive training programs and customized maintenance contracts for its customers.

Of Rofin-Sinar's customer service personnel, approximately 87 employees operate in the field in 40 countries. Field service personnel are also involved in the installation of the Company's systems.

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

COMPETITION

Laser Products for Cutting and Welding

The market for laser products and systems is fragmented, and includes a large number of competitors, many of which are small or privately owned or which compete with Rofin-Sinar on a limited geographic, industry-specific or application-specific basis. The Company also competes in certain target markets with competitors which are part of large industrial groups and have access to substantially greater financial and other resources than the Company. Competition among laser manufacturers includes attracting and retaining qualified engineering and technical personnel. The overall competitive position of the Company will depend upon a number of factors, including product performance and reliability, customer support, manufacturing quality, the compatibility of its products with existing laser systems, and the ability to continue to successfully develop products utilizing the technologies of diode lasers and diode pumped, solid-state lasers.

Rofin-Sinar believes it is among the top three suppliers of laser sources in the worldwide market for cutting and welding applications. Companies such as Trumpf, Fanuc and PRC (for high-power CO2 lasers), Excel/Synrad and Coherent (for low-power CO2 lasers), Trumpf-Haas and GSI Lumonics (for Nd:YAG lasers) and Optopower and SDL (for diode lasers and laser diodes) compete in certain of the markets in which Rofin-Sinar operates. However, in the Company's opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Rofin-Sinar. Only Trumpf/Haas has a product range and worldwide presence similar to those of the Company. The Company believes that it has a competitive advantage over such companies due to its exclusive access (for material applications of 500 watts and above) to the patented diffusion cooling technology incorporated in its CO2 Slab lasers. See "Intellectual Property".

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

The Company's products compete in the laser marking market with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company believes that its principal competitors in the laser marking market include Baasel, Trumpf-Haas, GSI Lumonics and Excel/Control Laser.


Rofin-Sinar also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting and marking. The Company believes that as industries continue to modernize, seek to reduce production costs and require more precise and flexible manufacturing, the features of laser-based systems will become more desirable than systems incorporating conventional manufacturing techniques and processes. This increased acceptance of laser applications by industrial users will be enhanced by product-line expansion to include lower and higher power C02 lasers, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of diode lasers and diode pumped, solid-state lasers capable of performing heavy industrial material processing and marking applications.

MANUFACTURING AND ASSEMBLY

Rofin-Sinar manufactures and tests its high-power CO2 and Nd:YAG laser products for cutting and welding at its Hamburg, Germany and Plymouth, Michigan facilities. The Company's laser marking products are manufactured and tested at its facilities in Gunding-Munich, Germany. The diode laser products are manufactured and tested at its Mainz, Germany facility. Low-power CO2 laser products are manufactured and tested in Kingston upon Hull, UK. Coating of the Slab laser electrodes is performed at the Overath, Germany facility. The Company's joint venture in Japan performs assembly and testing of SM Series CO2 lasers.

Given the competitive nature of the laser business, the Company focuses substantial efforts on maintaining and enhancing the efficiency and quality of its manufacturing operations. The Company utilizes just-in-time and cell-based manufacturing techniques to reduce manufacturing cycle times and inventory levels, thus enabling it to offer on-time delivery and high-quality products to its customers.

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

Rofin-Sinar is committed to meeting internationally recognized manufacturing standards. Company's Hamburg, Gunding-Munich and Plymouth facilities are ISO 9001 certified. During fiscal 1998 the Company's Plymouth facility passed its QS9000TE external audit, and anticipates becoming certified in fiscal 2000.

RESEARCH AND DEVELOPMENT

During fiscal 1997, 1998 and 1999, Rofin-Sinar's net spending on research and development was $9.7 million, $10.0 million, and $11.8 million, respectively. The Company received funding under German government grants totaling $0.9 million, $1.1 million, and $1.3 million in fiscal 1997, 1998 and 1999, respectively.

Rofin-Sinar's research and development activities are directed at meeting customers' manufacturing needs and application processes. Core competencies include CO2 gas lasers, Nd:YAG solid-state lasers, diode lasers, precision optics, electronic power supplies, fiber optics, beam delivery, control interfaces, software programming and systems integration. The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

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

In September 1996, the Company began a research program with the Fraunhofer Institute for Laser Technology to develop a modular 5 kW diode-pumped Nd:YAG laser. This project was successfully completed during fiscal 1999. Over the course of this project, the combined spending by both parties was approximately DM 6.5 million. See "The Company's Laser Products - Laser Products for Cutting & Welding".

INTELLECTUAL PROPERTY

Rofin-Sinar owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. While policies and procedures are in place to protect critical intellectual properties, Rofin-Sinar believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of the Company's personnel. The Company is also an exclusive licensee on a worldwide basis of two patents, one of which expires in July 2007 and one of which expires in January 2005 (as to which the license is exclusive for the duration of the patent), covering the diffusion-cooled technology used in its Slab Series CO2 lasers for industrial material processing applications of 500 watts and above. In the Company's view, thetechnology protected by these two patents represents a significant step forward in industrial laser technology for material processing and is an important source of the Company's future growth and profitability.

Rofin-Sinar protects its intellectual property in a number of ways including, in certain circumstances, patents. The Company has sought patent protection primarily in Germany and the United States. Some patents have also been registered in other jurisdictions including Great Britain, France, Italy and Japan. The Company currently holds 60 separate patents for inventions relating to lasers, processes and power supplies which expire from calendar 1999 to 2018. In addition, 33 patent applications have been filed and are under review by the patent authorities. Rofin-Sinar requires its employees and certain of its customers, suppliers, distributors, agents and consultants to enter into confidentiality agreements to further safeguard the Company's intellectual property.

The Company from time to time receives notices from third parties alleging infringement of such parties' patent or other intellectual property rights by the Company's products. While such notices are common in the laser industry and the Company has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, the Company cannot assure that it would in the future prevail in any litigation seeking damages or expenses from the Company or to enjoin the Company from selling its products on the basis of such alleged infringement. Nor can the Company assure that it would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against the Company or its customers and a license were not made available to the Company on commercially reasonable terms, the Company would be adversely affected.

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

ORDER BACKLOG

The Company's order backlog was $29.1 million, $35.9 million and $41.0 million, as of September 30, 1997, 1998, and 1999, respectively. The Company's order backlog, which contains relatively little service, training and spare parts, represents approximately four months of laser shipments. The increase in the Company's order backlog from September 30, 1997, to September 30, 1998, was primarily attributable to higher order entry in the fourth quarter of fiscal 1998 due to high demand for high-power CO2 lasers from the automotive industry and strong Slab laser order entry from the machine tool industry in Europe. The strengthening of the U.S. dollar in fiscal 1998 had a negative impact of approximately $1.4 million on year-to-year order backlog. The increase in backlog from September 30, 1998, to September 30, 1999, was primarily attributable to strong demand for cutting and welding lasers in Europe, especially to the machine tool market, and the increase in demand for semiconductor marking lasers in the second half of fiscal 1999. Exchange rate fluctuations had negligible effect on the change in backlog from September 30, 1998, to September 30, 1999.

An order is booked by Rofin-Sinar when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range 8-16 weeks from the date an order is placed. Orders in backlog are subject to cancellation (subject to penalties), or rescheduling by the customer. The Company's backlog on any particular date is not necessarily indicative of actual sales for any future period.

The Company anticipates shipping the present backlog during fiscal 2000. As the market demand for direct diode and diode-pumped lasers increases the Company will require added manufacturing capacity for diode components at the Company's Mainz, Germany location. The Company estimates that the total capital expenditures required to add such manufacturing capacity in Germany would be approximately $300,000.

LASER TECHNOLOGY

The term "laser" is an acronym for "Light Amplification by Stimulated Emission of Radiation". Lasers were first developed in the early 1960s in the United States. A laser consists of an active lasing medium that gives off its own light (radiation) when excited, an optical resonator with apartially-reflective output mirror at one end, a fully-reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium, and an external energy source used to excite the lasing medium. A laser works by causing the energy source to excite (pump) the lasing medium which converts the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons, as they are reflected between the two mirrors which form the resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through an output port or "window." By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. The laser produces light from the lasing medium to achieve the desired intensity, uniformity and wavelength through a series of reflective mirrors. The heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology.

EMPLOYEES

At September 30, 1999, Rofin-Sinar had 597 full time employees, of which 398 were in Germany, 101 were in the United States, 15 in France, 23 in Italy, 40 in UK and 20 in Japan, whereas at September 30, 1998, Rofin-Sinar had 552 full time employees, of which 373 were in Germany, 103 were in the United States, 13 in France, 21 in Italy, 20 in UK and 22 in Japan.

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

RISK FACTORS

Industry Concentration and Cyclicality; Dependence on Sales by Third Parties

The Company's business is significantly dependent on capital expenditures by manufacturers in the machine tool, automotive and semiconductor/electronics industries. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by the Company. For the foreseeable future, the Company's operations will continue to be dependent on capital expenditures in these industries which, in turn, are largely dependent on the market demand for their products. The Company's net sales and results of operations may be materially adversely affected if downturns or slowdowns in the machine tool, automotive, and semiconductor/ electronics industries occur in the future.

The Company's net sales are dependent in part upon the ability of its OEM-customers to develop and sell systems that incorporate the Company's laser products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors affecting these OEM-customers could have a substantial impact upon the Company's financial results. No assurances can be given that the Company's OEM-customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, the financial condition or results of operations of the Company.

Variability and Uncertainty of Quarterly Operating Results; Potential Volatility of Stock Price

The Company has experienced and expects to continue to experience some fluctuations in its quarterly results. The Company believes that fluctuations in quarterly results may cause the market price of its common stock to fluctuate, perhaps substantially. Factors which may have an influence on the Company's operating results in a particular quarter include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures, the relative proportions of domestic and international sales, the Company's ability to design, manufacture and introduce new products on a cost-effective and timely basis and the delay between incurrence of expenses to further develop marketing and service capabilities and realization of benefits from such improved capabilities.

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

Other factors which the Company believes may cause the market price of its common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by the Company or its competitors and developments with respect to intellectual property and shortfalls in the

Company's operations relative to analysts' expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor/electronics and automotive industries, may adversely affect the market price of the Company's common stock.

Currency Risk

Although the Company reports its results in U.S. dollars, approximately 70% of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $2.8 million debit at September 30, 1997, to a $0.8 million debit at September 30, 1998, and from a $0.8 million debit at September 30, 1998, to a $4.7 million debit at September 30, 1999. These changes arose primarily from the weakening of the U.S. dollar against such foreign currencies during fiscal 1998 and a strengthening during fiscal 1999, and reflect the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

The Company a certain portion of its net foreign currency exposure on sales transactions utilizing forward exchange contracts and forward exchange options. The Company also continues to borrow in each operating subsidiary's functional currency to reduce exposure to exchange gains and losses. There can be no assurance that changes in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

The laser industry is characterized by significant price and technical competition. The Company's current and proposed laser products and laser marking products compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than the Company. The Company believes that competition will be particularly intense in the CO2, diode laser and Nd:YAG solid-state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that the Company will successfully differentiate its current and proposed products from the products of its competitors or that the marketplace will consider the Company's products to be superior to competing products. With respect to the Company's laser marking products, because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and the Company expects new competitive product entry in this market. To maintain its competitive position in this market, the Company believes that it will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that the Company will have sufficient resources to continue to make such investments, that the Company will be able to make the technological advances necessary to maintain its competitive position, or that its products will receive market acceptance. See "Business-Competition."

Risks Relating to Sales Growth in CO2, Diode and Nd:YAG Lasers

From fiscal 1997 to fiscal 1998, the Company experienced a decline in sales revenues. If the Company is to increase its laser sales in the near term, such sales will have to come through increases in market share for the Company's existing products, through the development of new products, or through the Company's acquisition of its competitors or their products. To date, a substantial portion of the Company's revenue has been derived from sales of high-powered CO2 laser sources and more recently solid-state laser sources. The Company intends to devote substantial resources to broadening its low-power CO2 Slab laser product range, to increasing the output power of its diffusion-cooled CO2 Slab laser sources and to developing diode lasers and diode-pumped Nd:YAG solid-state laser products in accordance with market demand. The Company is currently focused on developing low-power CO2 Slab lasers with broadened output powers to offer the full range of low-power CO2 lasers and on continuing to reduce the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing. The Company's diode-pumped lasers were introduced to the market in fiscal 1999 and are expected to generate substantial revenue in fiscal 2000. The Dilas diode lasers are modified for use in industrial production environments and are marketed for welding, soldering, and surface treatment applications. A large part of the Company's growth strategy depends upon being able to increase substantially its market share for laser marking products, particularly in the United States and Japan.

If the Company is unable to implement its strategy of increasing demand for its laser marking products, expanding the product range in the CO2 Slab laser Series to include both higher and lower output power levels, and developing diode lasers and diode-pumped Nd:YAG solid-state lasers at attractive prices, it may not be able to increase its revenue, as a result of which its business, operating results and financial condition could be adversely affected. No assurance can be given that the Company will successfully expand its marking products' market share, broaden the low-power CO2 Slab laser Series product range, increase the output power of its diffusion-cooled CO2 Slab laser sources, successfully market diode lasers for welding and hardening applications or successfully market diode-pumped Nd:YAG solid-state laser products or that any such products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-The Company's Laser Products".

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

The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 60 United States and foreign patents on its laser sources which expire from calendar 1999 to 2018. In addition, 33 patent applications have been filed and are under review by the patent authorities at September 30, 1999. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company. See "Business-Intellectual Property".

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

Asia/Pacific Risk

Countries in the Asia/Pacific region, including Japan, have experienced weaknesses in their currency, banking and equity markets. As the Asia/Pacific market currently represents approximately 13% of the Company's revenue, these weaknesses could adversely affect consumer demand for the Company's product, the U.S. dollar value of the Company's foreign currency denominated sales, and ultimately the Company's consolidated results of operations.

Risks Associated with the Conversion by EU Member States to the "Euro"

The "euro" is a new legal currency being introduced by certain European Union member states. On January 1, 1999, eleven European countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. As of that date, the legacy currencies of such countries are not directly convertible into each other; instead a legacy currency must be converted into the euro, which then can be converted into a target legacy currency. The legacy currencies and the euro will both be used through June 30, 2002, after which the legacy currencies will be withdrawn. The Company's review indicates that its information systems can operate in the "euro only" environment.

The Company is currently unable to determine the ultimate long-term financial impact of the exclusive use of the euro on the Company's markets and on the economies of the countries in which it operates. This impact will depend upon the evolving competitive situations and macro-economic impact of the introduction of the euro.

Year 2000 Compliance

The Year 2000 ("Y2K") issue refers to the result of computer programs being written using two digits rather than four to define an applicable year. Any of the Company's products, manufacturing equipment, information technology hardware or software that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in miscalculations causing disruptions of operations, including, among other things, a temporary inability to operate equipment, process transactions, send invoices, or engage in other normal business activities, as well as product failures and system failures.

The Company formed a worldwide task force and implemented a comprehensive program to analyze its internal systems as well as all external systems upon which Rofin-Sinar is dependent to identify and evaluate any potential Y2K issues. The Company's plan to address the Y2K issue involved four phases: assessment, remediation, testing and implementation. In a coordinated effort among the Company, outside consultants and product suppliers, the Company completed the assessment phase of its critical information technology hardware and software components as well as its embedded technology equipment related to computer systems and manufacturing (such as manufacturing equipment, security systems and telephone systems). The Company determined that it would be required to modify or replace certain portions of its hardware, software or other embedded chip devices in order to ensure that they will recognize dates beyond December 31, 1999. The Company presently believes its completion of these minor upgrades to its current technology has mitigated its Y2K exposure and the Company's systems will not be materially affected.

The Company's information technology (I.T.) hardware and operating systems were upgraded to Y2K compliant versions at a total cost of $100,000. Related I.T. exposures are covered under the Company's normal support contracts with an outside company. The remediation, testing and implementation of certain software programs were completed in fiscal 1999. No significant costs were incurred in upgrading the Company's I.T. systems.

The remediation, testing and implementation phases of all non-I.T. systems utilizing embedded technology were completed in fiscal 1999. These systems include: manufacturing equipment, security systems, telecommunication systems and other non-critical systems. The Company incurred approximately $30,000 to upgrade these systems.

In addition to the I.T. and embedded technology exposures, the Company has assessed the Y2K compliance of each of its product lines. The conclusion of this assessment was that none of the Company's current products contain date-sensitive programming which make them vulnerable to the Y2K problem.

As of September 30, 1999, the Company had initiated formal communications with its significant suppliers and customers in an effort to determine the extent to which the Company may be vulnerable to their failure to correct their own Y2K issues. Failure of the Company's significant trading partners to address Y2K issues could have a material adverse effect on the Company's operations, although it is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the Company.

In addition, parts of the global infrastructure, including banking systems, electrical power, other utilities, communications and governmental activities, may not be fully functional after 1999. Infrastructure failures could significantly reduce the Company's ability to manufacture its products and its ability to serve its customers as effectively as they are now being served. The Company has identified elements of the infrastructure that are critical to its operations and is obtaining information as to their anticipated Y2K readiness.

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

The Company has primarily utilized (and will continue to primarily utilize) internal resources to oversee and complete the various phases of its Y2K program. Internal costs are estimated to not exceed $40,000.

The foregoing discussion regarding Y2K project timing, implementation, effectiveness and costs are based upon management's current evaluation using available information. However, there can be no guarantees that unexpected events will not occur and actual results could be materially different than anticipated.

ITEM 2.     PROPERTIES

The Company's manufacturing facilities include the following:

                           Owned or      Size
Location of Facility        Leased     (sq. ft.)   Primary Activity
------------------------  ----------  -----------  --------------------------
Hamburg, Germany            Owned       110,840    CO2 lasers, Nd:YAG lasers
Plymouth, Michigan          Leased       58,075    CO2 lasers
Gunding-Munich, Germany     Leased       49,562    Nd:YAG lasers, laser
                                                      marking products
Kingston upon Hull,
  United Kingdom            Leased       48,504    Low-power CO2 lasers
Overath, Germany            Leased       14,447    Coating of materials
Sakai Atsugi-shi, Japan     Leased       11,245    CO2 lasers
Mainz, Germany              Leased        7,740    Diode lasers & components


* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.

The Company's leases of its facilities in Plymouth, Michigan expire in 2000 (with renewal options until 2001). The Company intends to exercise its renewal options. The Kingston upon Hull, United Kingdom facility lease expires in 2007, with an option to purchase the facility in June 2002. The Gunding-Munich, Germany facility lease expires in 2005, with an optional yearly notice of termination. The leases on its Japanese facilities in Atsugi-shi expire in 2001 with a renewal option for three years. The Mainz, Germany facility lease expires in 2000 and the Overath, Germany facility leases expire in 2003 and 2004.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Gunding-Munich, Mainz, Kingston upon Hull and Plymouth locations. The Company also maintains sales and service offices worldwide, all of which are leased.

The Company believes that its existing facilities are adequate to meet its needs for the next 12 months and that suitable additional or alternative space would be available, if necessary, in the future on commercially reasonable terms. The Company expects to make additional capital expenditures to support its diode laser and diode-pumped, solid-state laser development activities in Germany.


ITEM 3.     LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1999.

                                 PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol RSTI. The table below sets forth the high and low sales prices of the Company's common stock for each quarter ended during the last two years as reported by the National Association of Securities Dealers, Inc.:

                                                 Common Trade Prices
                                                ---------------------
        Quarter ended                              High        Low
        ---------------------                   ----------  ---------
        December 31, 1997                        $17 1/4     $10 3/4
        March 31, 1998                           $23 1/2     $11 7/8
        June 30, 1998                            $25 5/8     $15 3/4
        September 30, 1998                       $18 1/2     $ 9 1/4
        December 31, 1998                        $11 3/8     $ 7 1/16
        March 31, 1999                           $12 7/8     $ 6 1/2
        June 30, 1999                            $ 9 1/8     $ 5 1/4
        September 30, 1999                       $ 8         $ 6 1/8


At December 17, 1999, the Company had approximately eleven holders of record of its common stock and 11,531,900 shares outstanding. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell/C.J. Lawrence, Inc., Alex Brown & Sons Incorporated and Lehman Brothers Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million was used to purchase all outstanding shares of RSL and RSI from the former parent (Siemens AG) and to repay certain indebtedness owed to Siemens AG. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In fiscal 1997 the Company used approximately $5.2 million to consummate the acquisition of Dilas, and $1.8 million to acquire other operating assets. In fiscal 1998 the Company used approximately $3.5 million to acquire business assets, which included the acquisition of certain business assets of Palomar Technologies Ltd. In addition, the Company used $1.8 million to fund working capital needs. In fiscal 1999 the Company used approximately $2.3 million to acquire operating assets. Accordingly, approximately $10.4 million of the net offering proceeds remain to be applied.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 1999. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this annual report.

                                           Year ended September 30,
                                --------------------------------------------
                                  1995     1996     1997     1998     1999
                                -------- -------- -------- -------- --------
                                    (in thousands, except share amounts)
STATEMENT OF INCOME DATA:
Net sales                       $ 92,466 $115,903 $129,393 $117,583 $124,024
Cost of goods sold                57,162   72,096   82,982   74,476   82,230
Gross profit                      35,304   43,807   46,411   43,107   41,794
SG&A expenses                     20,673   21,246   22,101   22,656   24,047
R&D expenses                       6,719    9,335    9,727    9,960   11,808
Special charge                         -        -    1,350        -        -
Income from operations             7,912   13,226   13,233   10,491    5,939
Net interest expense (income)      1,272    1,010  (   854)  (  759)   ( 702)
Income before income taxes         6,265   12,244   14,712   11,799    6,875
Net tax expense                    3,052    4,956    5,758    5,118    3,242
Net income                         3,213    7,288    8,954    6,681    3,633
Net income per common
  share-Basic                       0.37     0.84     0.78     0.58     0.32
Net income per common
  share-Diluted                     0.37     0.84     0.77     0.58     0.32
Shares used in computing net
  income per share - Basic         8,632    8,632   11,505   11,517   11,527
Shares used in computing net
  income per share - Diluted       8,632    8,639   11,606   11,615   11,527

OPERATING DATA (as percentage of sales):
Gross profit                       38.2%    37.8%    35.9%    36.7%    33.7%
SG&A expenses                      22.4%    18.3%    17.1%    19.3%    19.4%
R&D expenses                        7.3%     8.1%     7.5%     8.5%     9.5%
Income from operations              8.6%    11.4%    10.2%     8.9%     4.8%
Income before income taxes          6.8%    10.6%    11.4%    10.0%     5.5%


BALANCE SHEET DATA:
Working capital                 $ 14,530 $ 56,138 $ 55,007 $ 67,119 $ 73,734
Total assets                      90,995  133,147  132,189  143,742  147,820
Line of credit and loans          21,805   24,780   18,569   22,703   27,271
Stockholders' equity              39,673   78,000   81,925   90,765   90,676


OTHER DATA:
Depreciation and amortization      2,364    2,449    2,142    2,512    3,085
Backlog                           26,500   35,900   29,100   35,900   41,000
Sales per employee                   227      256      259      213      208

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar is a leader in the design, development, engineering, manufacturing and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During fiscal 1999, approximately 71% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 29% were from sales and servicing of laser products for marking applications.

The Company's business strategy continues to include the expansion of its products and services, which may be effected through acquisitions. The Company, from time to time, reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business.

Currency Exchange Rates

Although the Company reports its Consolidated Financial Statements in U.S. dollars, approximately 70% of its sales are denominated in other currencies, primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to United States dollars are accumulated as a separate component of equity. Due to the cumulative strengthening of the U.S. dollar against such foreign currencies during fiscal 1998 and 1999, the currency translation adjustment component of shareholders' equity changed from a $2.8 million debit at September 30, 1997 to a $4.7 million debit at September 30, 1999.

The fluctuation of the German mark and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 1997, 1998 and 1999 net sales, gross profit and income from operations.

                     ----------------- ----------------- -----------------
                        Fiscal 1997       Fiscal 1998       Fiscal 1999
                     ----------------- ----------------- -----------------
                              In 1996            In 1997          In 1998
                              Exchange          Exchange          Exchange
                      Actual   Rates    Actual   Rates    Actual   Rates
                     -------- -------- -------- -------- -------- --------
                                         (in millions)
Net sales             $ 129.4  $ 140.0  $ 117.6  $ 123.3  $ 124.0  $ 123.5
Gross profit             46.4     50.6     43.1     45.3     41.8     41.5
Income from operations   13.2     14.4     10.5     11.2      5.9      5.7

Between fiscal 1996 and 1997, the German mark weakened against the U.S. dollar by approximately 13.2%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $10.6, $4.2 and $1.2 million, respectively. Between fiscal 1997 and 1998, the German mark weakened against the U.S. dollar by approximately 6.7%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $5.7, $2.2 and $0.7 million, respectively. Between fiscal 1998 and 1999, the German mark yearly average did not change against the U.S. dollar. However, the Japanese yen strengthened against the U.S. dollar by approximately 11%. The impact of this strengthening of the Japanese yen was to increase net sales, gross profit and income from operations by $0.5, $0.3 and $0.2 million, respectively.

Taxes

The Company's subsidiaries pay taxes in many jurisdictions and the provisions for income taxes in the Company's Consolidated Financial Statements are based on separate local tax computations. On a consolidated basis, this practice may result in the Company incurring income tax expense even though it may not have consolidated pre-tax income or in paying taxes in excess of consolidated pre-tax income if some, but not all, of its subsidiaries are not profitable (see Note 9 of the Notes to the Consolidated Financial Statements). In particular, because of the Company's substantial operations in Germany, the Company historically has had a higher effective tax rate than many of its competitors who do not have substantial operations in Germany.

The Company currently generates taxable income, principally in Germany and the United States. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL and Dilas). In general, retained corporate income is subject to a municipal trade tax (which approximates 17%) which is deductible for federal corporate income tax purposes, a federal corporate income tax of 40% and a surcharge of 5.5% on the federal corporate income tax amount.

Profits which are distributed by a German corporate taxpayer (such as RSL and Dilas) in the form of a dividend are subject to a reduced federal corporate income tax rate of 30%, plus the 5.5% surcharge on the federal corporate income tax amount calculated at the reduced rate.

Tax expense and deferred taxes in fiscal 1999 have been recorded at rates assuming all earnings of RSL and Dilas will be dividended to RSTE.


RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                             Fiscal Year Ended September 30,
                                             ------------------------------
                                               1997       1998       1999
                                             --------   --------   --------
Net sales                                      100%        100%      100%
Cost of goods sold                              64%         63%       66%
Gross profit                                    36%         37%       34%
Selling, general and administrative expenses    17%         19%       19%
Research and development expenses                8%          9%       10%
Special charge                                   1%          0%        0%
Income from operations                          10%          9%        5%
Income before income taxes                      11%         10%        6%
Net income                                       7%          6%        3%


FISCAL 1999 COMPARED TO FISCAL 1998

Net Sales - Net sales of $124.0 million for fiscal 1999 increased by $6.4 million, or 5%, over the prior year. Net sales of cutting and welding laser products increased $9.6 million, or 12%, but were partially offset by a decrease of $3.1 million, or 8%, in marking and microwelding products. The increase in cutting and welding was due to improved demand in Europe for CO2 Slab lasers to the machine tool market and for high-power CO2 welding lasers in the automotive industry. The decrease in marking and microwelding was due primarily to lower shipments in the semiconductor/electronics industry in Asia. On a geographic basis, net sales increased $11.2 million, or 14%, in Europe/Asia and decreased $4.8 million, or 13%, in North America. The effect of currency translation was to increase net sales by $0.5 million, or 0.4%, of fiscal 1999 net sales.

Gross Profit - Gross profit of $41.8 million in fiscal 1999 decreased by $1.3 million, or 3%, over the prior year. As a percentage of net sales, gross profit decreased from 37% in fiscal 1998 to 34% in fiscal 1999. The lower margin percentage was primarily caused by a lower relative portion of revenue derived from sales of marking lasers, which have higher margins. Gross profit was also negatively impacted by higher production and warranty costs on the Slab laser due to supplier-related quality issues. The effect of currency translation was to increase gross profit by $0.3 million, or 1%, of fiscal 1999 gross profit.

Selling, General and Administrative Expenses - Selling, general and administrative expenses of $24.0 million for fiscal 1999 represent an increase of $1.3 million over the prior year due to the first full year of RS UK SG&A costs and the addition of a sales office in Taiwan. As a percentage of net sales, selling, general and administrative expenses remained level at 19% of revenue in both 1998 and 1999.

Research and Development Expenses - Research and development expenses of $11.8 million increased $1.8 million, or 4%, over fiscal 1998. As a percentage of sales, research and development expenses rose from 9% to 10%. Research and development expenses are incurred primarily in European currencies and are net of government grants. Gross research and development expenses for fiscal 1999 and 1998 were $13.1 million and $11.1 million, respectively, and were reduced by $1.3 million and $1.1 million of government grants during the respective periods. The increase in gross spending in fiscal 1999 was primarily due to development of high powered, diode pumped, solid-state lasers in Germany and low-power CO2 Slab lasers at Rofin-Sinar UK. Current year research and development spending includes a $2.7 million outlay towards the Company's diode pumped, solid state laser program.

Income from Operations - The Company's income from operations decreased $4.6 million to $5.9 million. The reduction in income from operations from 9%, in fiscal 1998, to 5%, in fiscal 1999, was due primarily to lower gross profit percentage and higher SG&A and R&D spending. The effect of currency translation was to increase income from operations by $0.3 million.

Other Expense (Income) - Other expense (income) of ($0.9) million in fiscal 1999 represents a $0.4 million decrease from fiscal 1998. The main cause of this decrease was related to foreign exchange gains and losses.

Income Tax Expense - Income tax expense of $3.2 million in fiscal 1999 and $5.1 million in fiscal 1998 represent effective tax rates of 47.2% and 43.4%, respectively. The increase in effective tax rate was due primarily to a higher portion of current year profit generated in tax jurisdictions, such as Germany, with higher statutory tax rates, and lower utilization of net operating loss carryforwards in Japan due to the Japanese market weakness.

Net Income - As a result of the foregoing factors, the Company's net income of $3.6 million ($0.32 per diluted share) in fiscal 1999 decreased by $3.1 million over the prior year's net income of $6.7 million ($0.58 per diluted share). The effect of currency translation was to increase net income by $0.2 million, or 6%, of fiscal 1999 net income.


FISCAL 1998 COMPARED TO FISCAL 1997

Net Sales - Net sales of $117.6 million for fiscal 1998 decreased by $11.8 million, or 9%, from the prior year. The decrease resulted from net sales decreases of $15.0 million in cutting and welding laser products, due to the transition from the C02 fast-axial flow laser technology to the new diffusion-cooled C02 Slab laser technology whereby OEMs delayed orders to redesign their handling systems. The decrease in sales is also a reflection of a higher level of sales to the automotive industry booked in fiscal 1997 versus 1998. Net sales of marking and microwelding products increased by $3.2 million due to strong demand for the Company's integrated-circuit markers to the semiconductor industry.

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

Other Expenses (Income) - Other expense (income) of ($1.3) million in fiscal 1998 represents a $ 0.2 million decrease from fiscal 1997. Interest income was $ 0.1 million lower due to lower cash and cash equivalents. In addition, minority interest expense increased by $ 0.1 million.

Income Tax Expense - Income tax expense was $5.1 million in fiscal 1998 and $5.8 million in fiscal 1997. The effective tax rates in fiscal 1998 and 1997 were 43% and 39%, respectively. The effective tax rates were higher than the U.S. statutory rate of 35% principally as a result of earnings taxed at higher foreign statutory rates. The increase in the effective tax rate in fiscal 1998 compared to fiscal 1997 of 4% was due to the higher proportion of foreign income and an increase in statutory tax rates in France.

Net Income - As a result of the foregoing factors, the Company's net income of $6.7 million ($0.58 per diluted share) in fiscal 1998 decreased by $2.3 million from the prior year's net income of $9.0 million ($0.77 per diluted share). The effect of currency translation was to reduce net income by $0.4 million, or 6%, of fiscal 1998 net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash and cash equivalents of $36.8 million at September 30, 1999. Additional sources of liquidity include the Company's $25 million line of credit with Deutsche Bank and $20 million of long and short term credit facilities with 3 other German banks. As of September 30, 1999, $19.5 million is unused and available. Management believes that cash flow from operations, cash and cash equivalents and the existing available lines of credit to be sufficient to fund operations through fiscal 2000.

Cash and cash equivalents increased by $1.9 million during fiscal 1999. Net cash provided by operating activities of $0.2 million was due primarily to net income offset by increases in receivables and inventories.

Cash used in investing activities of $2.4 million included $2.3 million used to acquire property and equipment. Net cash provided by financing activities of $4.4 million was related primarily to borrowings from banks.


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

Interest Rate Sensitivity

As of September 30, 1999, the Company maintained a cash equivalents portfolio of $30.6 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short term interest rates were to increase or decrease by 10% interest income would increase or decrease by $0.2 million, accordingly.

At September 30, 1999, the Company had $20.0 million of annually adjusted interest rate debt and $7.3 million of fixed rate debt (of which $7.1 million is due in 2001 and $0.2 million in 2009). A 10% change in the average cost of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge a portion of its foreign currency risk on sales transactions. At September

30, 1999, the Company had 59.7 million Yen of contracts to buy DM 1 million, which would result in gains or losses which would not be material, were the Japanese yen/German mark currency exchange to increase or decrease by 10 percent. Such gains and losses would be offset by gains and losses on the related receivables.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders to be held in March 2000, and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the "Executive Compensation and Related Information" section of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders to be held in March 2000, and is incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders to be held in March 2000, and is incorporated By reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain
Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 2000 Annual Meeting of Stockholders to be held in March 2000, and is incorporated by reference herein.

                                  PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.    1. Consolidated Financial Statements

         The following financial statements are filed as part of this annual report.

         Independent Auditors' Report                                    F-1

         Consolidated Balance Sheets as of September 30, 1998 and 1999   F-2

         Consolidated Statements of Operations for the years ended
         September 30, 1997, 1998, and 1999                              F-3

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the years ended
         September 30, 1997, 1998, and 1999                              F-4

         Consolidated Statements of Cash Flows for the years ended
         September 30, 1997, 1998, and 1999                              F-5

         Notes to Consolidated Financial Statements                      F-6

      2. Financial Statement Schedules

         Independent Auditors' Report                                   F-21

         Schedule II - Valuation and Qualifying Accounts                F-22

         Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

      3. Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

b.    Reports on Form 8-K

      No reports on Form 8-K were filed during the fiscal year ended September 30, 1999.

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

27.1     Financial Data Schedule for fiscal year ended September 30, 1999



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


Date:   December 23, 1999            ROFIN-SINAR TECHNOLOGIES INC.

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


      SIGNATURE                      TITLE                     DATE
---------------------    -----------------------------    -----------------

/s/  Peter Wirth         Chairman of the Board of         December 23, 1999
---------------------    Directors, Chief Executive
     Peter Wirth         Officer and President

/s/  Hinrich Martinen    Executive Vice President,        December 23, 1999
---------------------    Research and Development/
     Hinrich Martinen    Operations, Chief Technical
                         Officer and Director

/s/  Gunther Braun       Executive Vice President,        December 23, 1999
---------------------    Finance and Administration,
     Gunther Braun       Chief Financial Officer,
                         Principal Accounting Officer
                         and Director

/s/  William Hoover      Director                         December 23, 1999
---------------------
     William Hoover

/s/  Ralph Reins         Director                         December 23, 1999
---------------------
     Ralph Reins

/s/  Gary Willis         Director                         December 23, 1999
---------------------
     Gary Willis

                     INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.


KPMG LLP
Detroit,  Michigan
November 5, 1999

            ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)


                                                           September 30,
                                                      ----------------------
                                                         1998         1999
                                                      ---------    ---------
ASSETS
Current Assets:
    Cash and cash equivalents                         $  34,874    $  36,805

    Accounts receivable, trade                           34,722       37,296
    Less allowance for doubtful accounts                ( 1,093)    (  1,207)
                                                      ---------    ---------
        Trade accounts receivable, net                   33,629       36,089

    Accounts receivable, related party                      379           35
    Other accounts receivable                             1,600          866
    Inventories (note 2)                                 38,372       40,314
    Prepaid expenses                                        280          299
    Deferred income tax assets - current (note 9)         2,680        3,797
                                                      ---------    ---------
        Total current assets                            111,814      118,205

Property and equipment, at cost (note 3)                 41,689       40,484
    Less accumulated depreciation                      ( 17,691)    ( 18,572)
                                                      ---------    ---------
        Property and equipment, net                      23,998       21,912

Deferred income tax assets - noncurrent (note 9)          2,833        2,865
Goodwill, net (note 4)                                    4,713        4,373
Other assets                                                384          465
                                                      ---------    ---------
        Total assets                                  $ 143,742    $ 147,820
                                                      =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit (note 6)                           $  19,123    $  19,984
    Accounts payable, trade                               6,257        6,917
    Income taxes payable (note 9)                         3,154        1,058
    Deferred income tax - current (note 9)                   -            83
    Accrued liabilities (note 5)                         16,161       16,429
                                                      ---------    ---------
        Total current liabilities                        44,695       44,471

Long-term debt (note 7)                                   3,580        7,287
Pension obligations (note 10)                             3,673        4,279
Deferred income tax liability - noncurrent (note 9)         415          524
Minority interests                                          430          513
Other long-term liabilities                                 184           70
                                                      ---------    ---------
        Total liabilities                                52,977       57,144

Commitments and contingencies (note 8)
Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
        none issued or outstanding                            -            -
    Common stock, $0.01 par value, 50,000,000 shares
        authorized, 11,527,400 (11,522,900 at
        September 30, 1998) shares issued
        and outstanding                                     115          115
    Additional paid-in capital                           75,861       75,956
    Retained earnings                                    15,635       19,268
    Accumulated other comprehensive income                ( 846)    (  4,663)
                                                      ---------    ---------
        Total stockholders' equity                       90,765       90,676
                                                      ---------    ---------
        Total liabilities and stockholders' equity    $ 143,742    $ 147,820
                                                      =========    =========

See accompanying notes to consolidated financial statements

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per share amounts)


                                                Years ended September 30,
                                              -------------------------------
                                                1997       1998       1999
                                              ---------  ---------  ---------
Net sales                                    $ 129,393   $ 117,583  $ 124,024
Cost of goods sold                              82,982      74,476     82,230
                                              ---------  ---------  ---------
     Gross profit                               46,411      43,107     41,794
                                              ---------  ---------  ---------

Selling, general, and administrative expenses   20,856      22,508     23,865
Provision for doubtful accounts                  1,245         148        182
Research and development expenses                9,727       9,960     11,808
Special charge (note 11)                         1,350          -          -
                                              ---------  ---------  ---------
     Income from operations                     13,233      10,491      5,939

Other expense (income):
     Interest, net (notes 6 and 7)             (   854)   (   759)   (   702)
     Minority interest                              13        111         78
     Miscellaneous                             (   638)   (   660)   (   312)
                                              ---------  ---------  ---------
         Total other expense, net            (   1,479)   ( 1,308)     ( 936)
                                              ---------  ---------  ---------
         Income before income taxes             14,712     11,799       6,875

Income tax expense (note 9)                      5,758      5,118       3,242
                                              ---------  ---------  ---------
         Net income                          $   8,954  $   6,681  $   3,633
                                              =========  =========  =========

Net income per share (note 12):
Basic                                        $    0.78  $    0.58  $    0.32

Diluted                                      $    0.77  $    0.58  $    0.32
                                             =========  =========  =========

Weighted average shares used in computing net income per share (note 12):

Basic                                       11,504,500 11,516,631 11,527,400

Diluted                                     11,605,706 11,614,692 11,527,400
                                            ========== ========== ==========


See accompanying notes to consolidated financial statements

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              Years ended September 30, 1997, 1998, and 1999
                         (dollars in thousands)

                                                                                     Accumulated
                                              Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1996                   $ 115      $ 75,700           $ 0      $ 2,185       $ 78,000

Comprehensive income:
Foreign currency translation adjustment              -             -             -      ( 4,995)       ( 4,995)
Net income                                           -             -         8,954            -          8,954
                                                                                                   ------------
Total comprehensive income                                                                               3,959

Adjustment of public offering expenses               -       (    77)            -            -         (   77)
Common stock issued                                  -            43             -            -             43
                                           ------------  ------------  ------------  ------------   ------------
BALANCES at September 30, 1997                   $ 115      $ 75,666       $ 8,954    $ ( 2,810)      $ 81,925

Comprehensive income:
Foreign currency translation adjustment              -             -             -        1,964          1,964
Net income                                           -             -         6,681            -          6,681
                                                                                                   ------------
Total comprehensive income                                                                               8,645

Common stock issued                                  -           195             -            -            195
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1998              $      115      $ 75,861     $  15,635     $ (  846)     $  90,765

Comprehensive income:
Foreign currency translation adjustment              -             -             -      ( 3,817)       ( 3,817)
Net income                                           -             -         3,633            -          3,633
                                                                                                   ------------
Total comprehensive income (loss)                                                                        ( 184)

Common stock issued                                  -            95             -            -             95
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1999               $     115     $  75,956    $   19,268    $ ( 4,663)     $  90,676
============  ============  ============  ============  ============




See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (dollars in thousands)


                                                    Years ended September 30,
                                                   --------------------------
                                                     1997      1998     1999
                                                   -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 8,954  $ 6,681  $ 3,633
  Adjustments to reconcile net income
   to net cash provided (used) by
    operating activities:
    Depreciation and amortization                    2,142    2,512    3,085
    Issuance of restricted stock                        43       63       42
    Provision for doubtful accounts                  1,245      148      182
    Loss on disposal of property and equipment           5        2       21
    Deferred income taxes                          (   375)     831    ( 665)
    Increase in minority interest                       43      400      208
    Change in operating assets and liabilities:
       Trade accounts receivable                   (   270) ( 5,846)  (3,876)
       Other accounts receivable                       782  ( 1,040)     696
       Inventories                                   2,776  ( 8,339)  (3,897)
       Prepaid expenses and other                  (   166)     242   (   46)
       Accounts payable, trade                         321    1,352      614
       Income taxes payable                          2,752  ( 2,902)  (1,942)
       Accrued liabilities and pension obligation  (    44)      53    2,107
                                                   -------- -------- --------
  Net cash provided (used) by operating activities  18,208  ( 5,843)     162
                                                   -------- -------- --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              ( 1,798) ( 3,525)  (2,313)
  Proceeds from the sale of property and equipment      44       37       66
  Investment in subsidiaries                       ( 5,092)       -   (  165)
  Goodwill                                               -      376        -
                                                   -------- -------- --------
  Net cash used by investing activities            ( 6,846) ( 3,112)  (2,412)
                                                   -------- -------- --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans                               (16,586)       -        -
  Borrowings from bank                              12,209    4,003   23,552
  Repayments to bank                                     -        -  (19,182)
  Repayments to related party                            -   (  942)       -
  Other                                             (   77)     132       52
                                                   -------- -------- --------
  Net cash provided (used) by financing activities ( 4,454)   3,193    4,422
                                                   -------- -------- --------
Effect of foreign currency translation on cash     ( 1,034) (   107)   ( 241)
                                                   -------- -------- --------

Net increase (decrease)
  in cash and cash equivalents                       5,874  ( 5,869)   1,931
Cash and cash equivalents at beginning of year      34,869   40,743   34,874
                                                   -------- -------- --------
Cash and cash equivalents at end of year          $ 40,743  $34,874 $ 36,805
                                                   ======== ======== ========

Cash paid during the year for interest            $    624  $   777  $   756
                                                   ======== ======== ========
Cash paid during the year for income taxes        $  3,316  $ 6,921  $ 5,534
                                                   ======== ======== ========


See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1997, 1998, and 1999
                         (dollars in thousands)

1.  SUMMARY OF ACCOUNTING POLICIES

(a) Description of the Company and Business

The primary business of Rofin-Sinar is to develop, manufacture and market industrial lasers and supplies used for material processing applications.
The majority of the Company's customers are in the machine tool, automotive, semiconductor/electronics industries and are located in the United States, Europe, and Asia. For the year ended September 30, 1999, Rofin-Sinar generated approximately 69% of its revenues from the sale and installation of new lasers and approximately 31% from aftermarket support for the Company's existing laser products.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or "the Company") and its wholly owned consolidated subsidiaries; Rofin-Sinar Technologies Europe S.L. (a European holding company formed in 1999)( "RSTE") and Rofin-Sinar, Inc. (a United States company) ("RSI"). RSTE consists of its wholly owned subsidiary Rofin-Sinar Laser GmbH (a Federal Republic of Germany limited liability company)("RSL"), the accounts of its 80.00% owned subsidiary Dilas Diodenlaser GmbH ("Dilas"), and the accounts of its 73.88% owned subsidiary, Rofin-Sinar UK, Ltd. ("RS UK"). RSL includes the consolidated accounts of its 99.97% owned subsidiary, Rofin-Sinar France S.A.; its 94.19% owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH ("Rasant"), its 90.65% owned subsidiary, Rofin-Sinar Italiana S.r.L.; and its 51% owned subsidiary, Rofin-Marubeni Laser Corporation (a Japanese corporation). All significant intercompany balances and transactions have been eliminated in consolidation.

On August 1, 1997, the Company acquired 80% of the common stock of Dilas Diodenlaser GmbH, a German corporation, based in Mainz, Germany, for $5,200. Dilas designs, manufactures and markets diode lasers and components. The transaction was accounted for on a purchase accounting basis. The excess of purchase price over the fair value of the net assets acquired was $5,100 and has been recorded as goodwill.

In January 1998, Rofin-Sinar formed a 74% owned company, Rofin-Sinar UK Ltd., based in Kingston upon Hull, England, and acquired certain business assets from Palomar Technologies Ltd. UK to design and manufacture low-power CO2 lasers for cutting and marking applications to be sold mainly to the machine tool and packaging industries.

In July 1999, RSL acquired 94.19% of the common stock of Rasant-Alcotec Beschichtungstechnik GmbH, a German limited liability company based in Overath, Germany for $165. The primary business of Rasant involves the use of advanced techniques in the coating of metals. RSL uses this technology to coat the electrodes used in the CO2 Slab laser. The net assets and annual revenues of Rasant are not material.

(b) Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less as well as taxable and tax-exempt variable rate demand obligations which are redeemable upon a five day minimum notice. Interest income was $1,601, $1,579, and $1,697 for the years ended September 30, 1997, 1998, and 1999, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

(c) Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods.

(d) Property and Equipment

Property and equipment are recorded at cost and depreciated over their useful lives, except for leasehold improvements, which are amortized over the lesser of their useful lives or the term of the lease. The methods of depreciation are straight line for financial reporting purposes and accelerated for income tax purposes. Depreciable lives for financial reporting purposes are as follows:
                                                     Useful
                                                     Lives
                                                   ----------
                 Buildings                           40 Years
                 Machinery and equipment           3-10 Years
                 Furniture and fixtures            3-10 Years
                 Computers and software             3-4 Years
                 Leasehold improvements            3-15 Years

(e) Goodwill

Goodwill, which represents the excess of purchase price over the fair market value of the net assets acquired, is amortized on a straight-line basis over 15 years. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flow using a discount rate reflecting the Company's average cost of funds. The Company believes that no impairment exists at September 30, 1999.

(f) Revenue Recognition

Revenues are recognized when a laser product is shipped or services are performed.

(g) Income Taxes

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

(h) Accounting for Warranties

The Company issues a standard warranty of one year for parts and labor on lasers that are sold. However, extended warranties are negotiated on a contract-by-contract basis. The Company provides for estimated warranty costs as products are shipped.

(i) Foreign Currency Translation

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


(j) Net Earnings per Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options).

(k) Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income.

(l) Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government grants of $876, $1,145, and $1,293 received for the years ended September 30, 1997, 1998, and 1999, respectively. The Company has no future obligations under such grants.

(m) Financial Instruments

Financial instruments of the Company, consisting principally of cash, accounts receivable, accounts payable, and bank loans, are recorded at amounts which approximate estimated fair value. The estimated fair value amounts are determined by the Company using available market information and available valuation methodologies.

(n) Use of Estimates

Management of the Company makes a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

2.  INVENTORIES

Inventories are summarized as follows:
                                                       September 30,
                                                  ----------------------
                                                     1998         1999
                                                  ---------    ---------
         Finished goods                           $  3,809     $  3,607
         Work in progress                           10,039       11,141
         Raw materials and supplies                 10,605       10,634
         Demo inventory                              5,395        6,118
         Service parts                               8,524        8,814
                                                  ---------    ---------
         Total inventories, net                   $ 38,372     $ 40,314
                                                  =========    =========

3.  PROPERTY AND EQUIPMENT

    Property and equipment include the following:
                                                       September 30,
                                                  ----------------------
                                                     1998         1999
                                                  ---------    ---------
         Buildings                                $ 22,009     $ 20,077
         Technical machinery and equipment           7,014        7,474
         Furniture and fixtures                      6,414        6,389
         Computers and software                      3,781        3,865
         Leasehold improvements                      2,471        2,679
                                                  ---------    ---------
         Total property and equipment, at cost    $ 41,689     $ 40,484
                                                  =========    =========

4.  GOODWILL

Goodwill, net at September 30, 1998, and 1999 is as follows:

                                                      September 30,
                                                  ----------------------
                                                     1998         1999
                                                  ---------    ---------
         Goodwill                                  $ 5,111      $ 5,111
         Accumulated amortization                      398          738
                                                  ---------    ---------
         Total goodwill, net                       $ 4,713      $ 4,373
                                                  =========    =========

5.  ACCRUED LIABILITIES

    Accrued liabilities are comprised of the following:
                                                       September 30,
                                                  ----------------------
                                                     1998         1999
                                                  ---------    ---------
Employee compensation                             $  5,211     $  4,581
         Warranty reserves                           5,245        6,570
         Other taxes payable                           721          629
         Customer deposits                           1,690        1,647
         Other                                       3,294        3,002
                                                  ---------    ---------
         Total accrued liabilities                $ 16,161     $ 16,429
                                                  =========    =========

6.  LINE OF CREDIT

The Company maintains a $25,000 annually renewable credit line with Deutsche Bank AG to support its working capital needs. As of September 30, 1998, $14,570 was borrowed against this loan facility by RSL, Dilas, Rofin-Marubeni, Rofin-Sinar Italiana S.r.L. and RS UK at an average fixed interest rate of 3.7%, whereas at September 30, 1999, $13,181 was borrowed against this loan facility by RSL, Rofin-Marubeni, Rofin-Sinar Italiana S.r.L., Rasant and RS UK at an average fixed interest rate of 3.0%.

In addition, the Company's foreign subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At September 30, 1998, direct borrowings under these agreements totaled $4,553, while at September 30, 1999, they totaled $6,803 with $10,495 remaining unused. Fixed interest rates under these agreements vary from 1.0% to 6.5%, depending upon the country and usage of the available credit.

7.  LONG-TERM DEBT

As of September 30, 1999, $545 was borrowed under the line of credit with Deutsche Bank AG at a fixed interest rate of 3.9% (see note 6). Further, RSL, Dilas, and Rasant entered into loan agreements with German banks for long-term credit facilities of $7,832. As of September 30, 1999, $6,742 was borrowed against such loans at an average interest rate of 4.0%. Of the total long-term debt, $7,088 is due in fiscal 2001 and $199 in fiscal 2009.

8.  LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases which expire at various dates through 2007. The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 1999, are:

      Fiscal Year Ending September 30,                Total
        --------------------------------             --------
        2000                                         $ 1,981
        2001                                           1,304
        2002                                             982
        2003                                             869
        2004 and thereafter                            1,769

Rent expense charged to operations for the years ended September 30, 1997, 1998, and 1999, approximates $1,609, $1,656, and $1,917, respectively.

9.  INCOME TAXES

Income before income taxes is attributable to the following geographic regions:
                                                 Years ended September 30,
                                               ----------------------------
                                                 1997      1998      1999
                                               --------  --------  --------
         United States                        $  3,178   $    864  $    413
         Germany                                10,525     10,256     6,732
         France                                    183        570       431
         Italy                                     180        296       354
         Japan                                     646        125    (    3)
         United Kingdom                              -     (  312)  ( 1,052)
                                               --------  --------  --------
         Total income before income taxes     $ 14,712   $ 11,799  $  6,875
                                               ========  ========  ========


The provision for income tax expense is comprised of the following amounts:

                                                    Years ended September 30,
                                                   --------------------------
                                                     1997     1998     1999
                                                   -------- -------- --------
     Current:
         United States                             $ 1,981  ( $ 101)  $  425
         Foreign                                     4,152    4,481    3,370
                                                   -------- -------- --------
              Total current                          6,133    4,380    3,795
                                                   -------- -------- --------
     Deferred:
         United States                              (  395)     348    ( 170)
         Foreign                                        20      390    ( 383)
                                                   -------- -------- --------
              Total deferred                        (  375)     738    ( 553)
                                                   -------- -------- --------
              Total income tax expense             $ 5,758  $ 5,118  $ 3,242
                                                   ======== ======== ========

Statutory tax rates in the U.S., U.K., Italy, France, and Japan approximate 34%, 20%, 41% (53% for fiscal 1997), 42% (37% for fiscal 1997), and 47% (51%
for fiscal 1998), respectively. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL and Dilas). In general, retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 40% (45% prior to January 1, 1999), and a surcharge of 5.5% on the federal corporate income tax amount.

Profits which are distributed by a German corporate taxpayer in the form of a dividend are subject to a reduced federal corporate income tax rate of 30% plus the 5.5% surcharge on the federal corporate income tax amount calculated at the reduced rate.

Tax expense and deferred taxes have been recorded at rates assuming all earnings of RSL and Dilas will be dividended to Rofin-Sinar Technologies Europe S.L..

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 34% is as follows:

                                                  Years ended September 30,
                                                 --------------------------
                                                   1997     1998     1999
                                                 -------- -------- --------
     Computed "expected" tax expense            $  5,002 $  4,012  $  2,338
     Difference between U.S. and foreign
         statutory rates                           1,019    1,083       872
     Foreign operating loss for which no
         benefit is recognized                    (  286)       -         -
     Use of unrecognized operating loss           (  374)       -         -
     Tax exempt interest                               -  (   248)        -
     Adjustment of Valuation Allowance                 -   (  525)      106
     Adjustment of prior-year tax estimates            -      434         -
     German dividend withholding tax                 262        -         -
     Other                                           135      362     (  74)
                                                 -------- -------- --------
     Actual tax expense                         $  5,758 $  5,118  $  3,242
                                                 ======== ======== ========

The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:
                                                       September 30,
                                                  ----------------------
                                                     1998         1999
                                                  ---------    ---------
    Deferred tax assets:
         Foreign:
            German reorganization benefits        $  1,569       $  997
            Net operating loss carryforwards           744          573
            Pension accrual                            281          243
            Inventory                                  511          619
            Other, net                                  13           11
                                                  ---------    ---------
               Total Foreign                         3,118        2,443

         United States:
            Net operating loss carryforwards         2,912        2,398
            Depreciation                               271          221
            Warranty accrual                           722          869
            Inventory                                1,089        1,376
            Alternative Minimum Tax                      -          435
            Other                                      650          582
                                                  ---------    ---------
               Total United States                   5,644        5,881

            Gross deferred tax assets                8,762        8,324
            Less:  Valuation allowance             (   289)      (  183)
                                                  ---------    ---------
               Net deferred tax assets               8,473        8,141
                                                  ---------    ---------
      Deferred tax liabilities:
         Foreign:
            Depreciation                           ( 2,415)     ( 1,979)
            Inventory                              (   448)           -
            Bad debt allowance                     (   105)           -
            Accrued liabilities                    (   279)     (   107)
                                                  ---------    ---------
               Total Foreign                       ( 3,247)     ( 2,086)

         United States:
            Pension accrual                        (   128)           -
                                                  ---------    ---------
            Deferred tax liabilities               ( 3,375)     ( 2,086)
                                                  ---------    ---------
            Net deferred income tax assets        $  5,098     $  6,055
                                                  =========    =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 1999.

At September 30, 1999, the Company has net operating loss carryforwards available of $7,054 in the United States which expire in 2008), $492 in Japan (which expire in 2000), $1,642 in the UK (which has no expiration date), and $90 in Germany (which has no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under Section 382 of the Internal Revenue Code.

10.  EMPLOYEE BENEFIT PLANS

Substantially all of the Company's U.S. and German employees participate in defined benefit pension plans. The Company's U.S. plan began in fiscal 1995 and is funded. As is the normal practice with German companies, the German plan is unfunded.

The following table sets forth the funded status of the plans at the balance sheet dates:
                                                        September 30,
                                                   ----------------------
                                                      1998         1999
                                                   ---------    ---------
   Change in benefit obligation:
   Benefit obligation at beginning of year           $ 4,692     $ 5,977
   Service cost                                          474         595
   Interest cost                                         338         408
   Actuarial (gains) and losses                          335         574
   Foreign exchange rate changes                         178      (  328)
   Benefits paid                                      (   40)     (   71)
                                                   ---------    ---------
   Benefit obligation at end of year                 $ 5,977     $ 7,155
                                                  ---------    ---------

   Change in plan assets:
   Fair value of plan assets at beginning of year      1,608       1,899
   Actual return on plan assets                           33         318
   Employer contributions                                280           -
   Benefits paid                                      (   22)     (   52)
                                                   ---------    ---------
   Fair value of plan assets at end of year            1,899       2,165
                                                  ---------    ---------

   Funded status                                      (4,078)     (4,990)
   Unrecognized net actuarial loss (gain)             (   61)        307
   Unrecognized prior service cost                       466         404
                                                  ---------    ---------
   Prepaid (accrued) benefit cost                     (3,673)     (4,279)
                                                   =========    ========

   Discount rate                                          7.2%       7.2%
   Expected return on plan assets                         8.0%       8.0%
   Rate of compensation increase                          3.3%       3.3%

   Components of net periodic benefit cost:
   Service cost                                       $  451      $  575
   Interest cost                                         338         408
   Expected return on plan assets                      ( 140)      ( 150)
   Amortization of prior service cost                     63          63
   Recognized net actuarial loss                           -           7
                                                  ---------    ---------
   Net periodic benefit cost                          $  712      $  903
                                                   =========    ========

RSI has a 401(k) plan for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. The Company matches 50% of the first 6% of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 1997, 1998, and 1999 were $146, $148, and $146, respectively.

11.  SPECIAL CHARGE

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

12. NET INCOME PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                             Years ended September 30,
                                        -----------------------------------
                                            1997        1998        1999
                                        ----------- ----------- -----------
Weighted average number of
  shares for BASIC net income
  per common share                      11,504,500   11,516,631  11,527,400

Potential additional shares
  due to outstanding dilutive
  stock options                            101,206       98,061           -
                                        ----------- ----------- -----------
Weighted average number of
  shares for DILUTED net
  income per common share               11,605,706   11,614,692  11,527,400
                                        =========== =========== ===========

Excluded from the calculation of diluted EPS for the year ended September 30, 1999, were 441,900 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect on earnings per share would be antidilutive.

13.  RELATED PARTY TRANSACTIONS

The Company had sales to its joint venture partners in Japan amounting to $3,776, $2,153, and $511 in fiscal years 1997, 1998, and 1999, respectively.

The Company's purchases from and sales to related parties have generally been on terms comparable to those available in connection with purchases from or sales to unaffiliated parties.

14.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and related disclosures about products and geographic areas. The Company manages its business under two primary geographic regions that are aggregated together as one segment in the global industrial laser industry. Sales from these regions have similar long-term financial performance and economic characteristics. The products from these regions utilize similar manufacturing processes and use similar production equipment which may be interchanged from group to group. The Company distributes, sells and services final product to the same type of customers from both regions.

Assets, revenues and income before taxes, by geographic region, at September 30, 1997, 1998, and 1999, and for the years then ended, are summarized below:

      ASSETS                                         September 30,
                                                ----------------------
                                                   1998         1999
                                                ---------    ---------
           United States                        $  60,267    $  61,643
           Germany                                 77,312       81,053
           Other                                   17,180       18,311
           Intercompany eliminations             ( 11,017)   (  13,187)
                                                ---------    ---------
           Total assets                         $ 143,742    $ 147,820
                                                =========    =========


      REVENUES                                  TOTAL BUSINESS
                                          Years ended September 30,
                                        ------------------------------
                                           1997      1998      1999
                                        ---------  --------- ---------
           United States                $  49,675  $  39,594 $  37,377
           Germany                         96,167     91,842   102,628
           Other                           21,494     20,434    23,748
           Intercompany eliminations    (  37,943) (  34,287)(  39,729)
                                        ---------  --------- ---------
                                        $ 129,393  $ 117,583 $ 124,024
                                        =========  ========= =========

                                             INTERCOMPANY REVENUES
                                          Years ended September 30,
                                        ------------------------------
                                           1997      1998      1999
                                        ---------  --------- ---------
           United States                 $  4,737   $  3,412  $  5,952
           Germany                         32,544     30,000    31,440
           Other                              662        875     2,337
           Intercompany
            Eliminations                (  37,943) (  34,287)(  39,729)
                                        ---------  --------- ---------
                                         $      -    $     -  $      -
                                        =========  ========= =========

                                              EXTERNAL REVENUES
                                          Years ended September 30,
                                        ------------------------------
                                           1997      1998      1999
                                        ---------  --------- ---------
           United States                $  44,938  $  36,181  $ 31,425
           Germany                         63,623     61,842    71,188
           Other                           20,832     19,560    21,411
                                        ---------  --------- ---------

                                        $ 129,393  $ 117,583 $ 124,024
                                        =========  ========= =========

      INCOME BEFORE INCOME TAXES
                                          Years ended September 30,
                                        ------------------------------
                                           1997      1998      1999
                                        ---------  --------- ---------
           United States                 $  3,178   $   864    $   412
           Germany                         10,525    10,256      6,732
           Other                            1,009       679    (   270)
                                        ---------  --------- ---------
                                         $ 14,712  $ 11,799    $ 6,875
                                        =========  ========= =========

15.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company's quarterly results (millions of dollars, except per share amounts):

                                                Quarters ended
                               ----------------------------------------------
                                 Dec.31,    March 31,   June 30,    Sept. 30,
                                  1998        1999        1999        1999
                               ----------  ----------  ----------  ----------
Net sales                        $ 28.6      $ 31.0      $ 28.5      $ 35.9
Gross profit                        9.2        10.5         9.4        12.7
Net income                          0.4         0.9         0.6         1.7
Net income per share - Basic       0.03        0.08        0.06        0.15
Net income per share - Diluted     0.03        0.08        0.06        0.15


                                                Quarters ended
                               ----------------------------------------------
                                 Dec.31,    March 31,   June 30,    Sept. 30,
                                  1997        1998        1998        1998
                               ----------  ----------  ----------  ----------
Net sales                        $ 28.2      $ 30.0      $ 28.9      $ 30.5
Gross profit                       11.0        11.0        10.0        11.1
Net income                          2.0         1.9         1.3         1.5
Net income per share - Basic       0.18        0.17        0.11        0.13
Net income per share - Diluted     0.18        0.17        0.11        0.13

16.  STOCK INCENTIVE PLANS

Directors' Plan

The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 16,500 shares are issued and outstanding under the plan at September 30, 1999, of which 3,000 vest in future periods.

Equity Incentive Plan

The Company maintains an Equity Incentive Plan, whereby incentive and nonqualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. There were no incentive stock options, restricted stock or performance shares granted in fiscal 1997, 1998 or 1999. Nonqualified stock options were granted to officers and other key employees in fiscal 1997 and 1999. Options generally vest over five years and will expire not later than ten years after the date on which they are granted. The balance of outstanding stock options as of September 30, 1997, 1998, and 1999, and all options activity for the periods then ended are as follows:

                                                         Price per Share
                                                   --------------------------
                                         Number        Price        Weighted
                                        of Shares      Range         Average
                                        ---------  --------------  ----------
     Outstanding at September 30, 1996   282,000        9 1/2          9 1/2
                                        ---------  --------------  ----------
     Granted                             193,000       16 7/8         16 7/8
     Exercised                                 -
     Forfeited                                 -
                                        ---------  --------------  ----------
     Outstanding at September 30, 1997   475,000  $9 1/2 - 16 7/8   $ 12 1/2
                                        ---------  --------------  ----------
     Granted                                   -
     Exercised                          ( 13,900)
     Forfeited                          (  9,600)
                                        ---------  --------------  ----------
     Outstanding at September 30, 1998   451,500  $9 1/2 - 16 7/8   $ 12 1/2
                                        ---------  --------------  ----------
     Granted                              36,000        $9 3/8
     Exercised                                 -
     Forfeited                          ( 45,600)
                                        ---------  --------------  ----------
     Outstanding at September 30, 1999   441,900  $9 3/8 - 16 7/8   $ 12 1/8
                                        ---------  --------------  ----------


                          Outstanding Options        Exercisable Options
                    -------------------------------  -------------------
                            Remaining    Weighted             Weighted
                              Life        Average              Average
                    Shares   (years)       Price     Shares     Price
                    ------  ----------  -----------  ------  -----------
                   236,900       7       $  9 1/2   139,700    $ 9 1/2
                   169,000       8       $ 16 7/8    67,600    $16 7/8
                    36,000       9       $  9 3/8         0    $ 9 3/8

The Company follows APB Opinion 25, Accounting for Stock Issued to Employees, to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans, as prescribed by SFAS Statement 123, been determined based on the Black-Scholes value at the grant dates for awards, pro forma net income and earnings per share would have been:
                                              Year ended September 30,
                                         ----------------------------------
                                            1997        1998        1999
                                         ----------  ----------  ----------
  Pro forma net income                     $ 8,781     $ 6,292     $ 3,222
  Pro forma earnings per share - BASIC     $  0.76     $  0.55     $  0.28
  Pro forma earnings per share - DILUTED   $  0.76     $  0.54     $  0.28
                                         ----------  ----------  ----------

The pro forma disclosures above include the amortization of the fair value of all options vested during 1999 and are not necessarily representative of actual results which will be reported in future years. The weighted average Black-Scholes value of options granted under the stock option plan during 1997 and 1999 was $9.25 and $5.23, respectively. Value was estimated using an expected life of five years, no dividends, volatility of 53% and 58%, and risk-free interest rates of 6.0% in fiscal 1997 and 1999.


17.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

                       Independent Auditors' Report


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

On November 5, 1999, we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 1999, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG LLP
Detroit,  Michigan
November 5, 1999

             ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
   Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
             Years ended September 30, 1997, 1998, and 1999
                         (dollars in thousands)


                           Balance at   Charged to                Balance at
                            Beginning    Costs and   Deductions     End of
                            Of Period     Expenses                  Period
                           -----------  -----------  -----------  -----------

    September 30, 1997         $ 963      $ 1,245    $ ( 1,298)       $ 910

    September 30, 1998           910          148           35        1,093

    September 30, 1999         1,093          182         ( 68)       1,207

                               INDEX TO EXHIBITS



Exhibit No.                Exhibit
-----------        --------------------------------------------------------

   11.1             Earnings Per Share Table
   21.1             List of Subsidiaries of Rofin-Sinar Technologies Inc.
   27.1             Financial Data Schedule