Form 10-Q
period 1999-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2000-02-15
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

11,531,900 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 10, 2000.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 1999 and September 30, 1999                3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 1999 and
            December 31, 1998                                       4

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 1999 and
            December 31, 1998                                       5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     8


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            19


PART II   OTHER INFORMATION                                        17

          SIGNATURES                                               18

          Exhibit 11.1 - Computation of Earnings Per Share

          Exhibit 27.1 - Financial data schedule for the
                         three-month period ended December 31, 1999

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                    December 31, September 30,
                                                        1999         1999
ASSETS                                              (Unaudited)    (Note 1)
Current Assets:                                     -----------  -------------
  Cash and cash equivalents                           $ 35,429       $ 36,805
  Accounts receivable, trade, net                       36,310         36,089
  Inventories, net (Note 2)                             39,206         40,314
  Deferred income tax assets - current                   3,717          3,714
  Other current assets and prepaid expenses              1,574          1,200
                                                    -----------    -----------
    Total current assets                               116,236        118,122

Property and equipment, net                             20,488         21,912
Intangibles, net                                         4,288          4,373
Deferred income tax assets - noncurrent                  2,091          2,341
Other noncurrent assets                                    456            465
                                                    -----------    -----------
    Total assets                                     $ 143,559      $ 147,213
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 3)                            $  18,860      $  19,984
  Accounts payable, trade                                8,639          6,917
  Accrued liabilities (Note 2)                          14,950         17,487
                                                    -----------    -----------
    Total current liabilities                           42,449         44,388

Long-term debt (Note 4)                                  6,340          7,287
Pension obligations                                      4,286          4,279
Minority interests                                         530            513
Other long-term liabilities                                 53             70
                                                    -----------    -----------
    Total liabilities                                   53,658         56,537

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,531,900 (11,527,400 at
    September 30, 1999) issued and outstanding             115            115
  Additional paid-in-capital                            75,964         75,956
  Accumulated other comprehensive income (Note 6)      ( 7,078)       ( 4,663)
  Retained earnings                                     20,900         19,268
                                                    -----------    -----------
    Total stockholders' equity                       $  89,901      $  90,676
                                                    -----------    -----------
    Total liabilities and stockholders' equity       $ 143,559      $ 147,213
                                                    ===========    ===========
See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
              Three Months Ended December 31, 1999 and 1998
            (dollars in thousands, except per share amounts)


                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------

Net sales                                            $  33,155     $  28,638
Cost of goods sold                                      22,068        19,474
                                                   ------------  ------------
    Gross profit                                        11,087         9,164

Selling, general, and administrative expenses            5,697         5,908
Research and development expenses                        2,583         3,102
                                                   ------------  ------------
    Income from operations                               2,807           154

Other income:
  Interest income, net                                  (  269)       (  218)
  Other income                                          (   63)       (  419)
                                                   ------------  ------------
    Income before income taxes                           3,139           791

Income tax expense                                       1,507           417
                                                   ------------  ------------

    Net income                                        $  1,632      $    374
                                                   ============  ============

Net income per common share (Note 5):

    Basic                                             $   0.14      $   0.03

    Diluted                                           $   0.14      $   0.03
                                                   ============  ============
Weighted average shares used in computing net income per share (Note 5):

    Basic                                           11,531,900    11,527,400

    Diluted                                         11,538,720    11,527,400
                                                   ============  ============






See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
               Three Months Ended December 31, 1999 and 1998
                          (dollars in thousands)


                                                           Three Months
                                                        Ended December 31,
                                                     ------------------------
                                                        1999         1998
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   1,632    $     374
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities        (  2,055)     ( 4,709)
    Other adjustments (including depreciation)              674          951
                                                      ----------   ----------
     Net cash provided (used) by operating activities       251      ( 3,384)
                                                      ----------   ----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           12           37
  Additions to property and equipment                  (    388)     (   869)
  Other                                                       0      (    21)
                                                      ----------   ----------
     Net cash used by investing activities             (    376)     (   853)
                                                      ----------   ----------


CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from bank                                   13,226        8,881
  Repayment to bank                                    ( 14,248)      (5,171)
                                                      ----------   ----------
     Net cash provided (used) by financing activities  (  1,022)       3,710
                                                      ----------   ----------


Effect of foreign currency translation on cash         (    229)          57
                                                      ----------   ----------
Net (decrease) in cash and cash equivalents            (  1,376)    (    470)

Cash and cash equivalents at beginning of period         36,805       34,874
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 35,429     $ 34,404
                                                      ==========   ==========





See accompanying notes to condensed consolidated financial statements

                  Rofin-Sinar Technologies Inc. and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 1999. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 1999 balances are derived from audited financial statements, however, all interim period amounts have not been audited.

2.   Balance Sheet Detail:

Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:
                                                December 31,   September 30,
                                                    1999           1999
                                                ------------   -------------
Raw materials and supplies                       $  12,356       $  10,634
Work in progress                                     8,438          11,141
Service parts                                        9,065           8,814
Finished goods                                       3,371           3,607
Demonstration inventory                              5,976           6,118
                                                -----------     -----------
    Total inventories, net                       $  39,206       $  40,314
                                                ===========     ===========

Accrued liabilities are comprised of the following:
                                                December 31,   September 30,
                                                    1999           1999
                                                ------------   -------------
Employee compensation                            $   3,977       $   4,581
Warranty reserves                                    6,203           6,570
Deferred revenue                                       205             220
Income taxes payable                                   608           1,058
Customer deposits                                    1,677           1,647
Other                                                2,280           3,411
                                                -----------     -----------
     Total accrued liabilities                   $  14,950       $  17,487
                                                ===========     ===========

3.   Line of Credit

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of December 31, 1999, $ 13,561 was borrowed against this loan facility by RSL, Dilas, Rofin Marubeni, Rofin-Sinar Italiana S.r.L., Rasant and Rofin-Sinar UK Ltd. at an average fixed interest rate of 3.6 %.

In addition, the Company's foreign subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At December 31, 1999, direct borrowings under these agreements totaled $ 5,299 with $11,140 remaining unused. Fixed interest rates under these agreements vary from 1.2% to 6.5%, depending upon the country and usage of the available credit.


4.   Long-Term Debt

As of December 31, 1999, $ 513 was borrowed under the line of credit with Deutsche Bank AG at a fixed interest rate of 3.9% (see Note 3).

Further, RSL, Dilas and Rasant entered into loan agreements with German banks for long-term credit facilities of $ 7,366. As of December 31, 1999 $ 5,827 was borrowed against such loans at an average interest rate of 4.0%. Of the total long-term debt, $ 6,152 is due in 2001 and $ 188 in 2009.

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

                                             Three Months Ended December 31,
                                             ------------------------------
                                                 1999              1998
                                             ------------      ------------
Weighted average number of shares
  for BASIC net income per common share       11,531,900        11,527,400

Potential additional shares due to
  outstanding dilutive stock options               6,820                 0
                                             ------------      ------------
Weighted average number of shares
  for DILUTED net income per common share     11,538,720        11,527,400
                                            ============      ============


Excluded from the calculation of diluted EPS for the three months ended December 31, 1999, and December 31, 1998, were 441,900 and 485,500 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

6.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. For the three months ended December 31, 1999 and 1998 comprehensive income was comprised of the following:

                                             Three Months Ended December 31,
                                             ------------------------------
                                                 1999              1998
                                             ------------      ------------
Net Income                                     $  1,632          $    374
Foreign currency translation adjustment         ( 2,415)           (  193)
                                             ------------      ------------

Total comprehensive income                     $(   783)         $(   181)
                                             ============      ============

7.   Recently Issued Accounting Standards

In 1998 Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued to be effective for all fiscal quarters and fiscal years commencing after June 15, 1999. The Board deferred the effective date of FAS 133 when Financial Accounting Standards No. 137 (FAS 137), "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" was introduced in 1999. FAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2001. It is not anticipated that the implementation of this standard will have a material impact on the financial statements.


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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately 70% of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $1.0 million debit at December 31, 1998 to a $7.1 million debit at December 31, 1999. This change arose primarily from the strengthening of the U.S. dollar against such foreign currencies and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

The Company hedges a certain portion of its net foreign currency exposure on sales transactions utilizing forward exchange contracts and forward exchange options. The Company also continues to borrow in each operating subsidiary's functional currency to reduce exposure to exchange gains and losses. There can be no assurance that changes in currency exchange rates will not have a material adverse effect on the Company's business, financial condition and results of operations.


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

If the Company is unable to implement its strategy of increasing demand for its laser marking products, expanding the product range in the CO2 Slab laser Series to include both higher and lower output power levels, and developing diode lasers and diode-pumped Nd:YAG solid-state lasers at attractive prices, it may not be able to increase its revenue, as a result of which its business, operating results and financial condition could be adversely affected. No assurance can be given that the Company will successfully expand its marking products' market share, broaden the low-power CO2 Slab laser Series product range, increase the output power of its diffusion cooled CO2 Slab laser sources, successfully market diode lasers for welding and hardening applications or successfully market diode-pumped Nd:YAG solid-state laser products or that any such products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies.

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

The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 59 United States and foreign patents on its laser sources which expire from calendar 2000 to 2018. In addition, 34 patent applications have been filed and are under review by the patent authorities at December 31, 1999. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company.


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


Year 2000

No Year 2000 compliance failures or service interruptions were experienced. All of our suppliers reported having no Year 2000 problems.


Overview

Rofin-Sinar Technologies, Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the first quarter of fiscal year 1999 and fiscal year 2000, respectively, approximately 72% and 61% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 28% and 39% were from sales and servicing of laser products for marking applications.

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

                                                   Three Months Ended
                                                      December 31,
                                                 ----------------------
                                                    1999        1998
                                                 ----------  ----------
Net sales                                            100%        100%
Cost of goods sold                                    67%         68%
Gross profit                                          33%         32%
Selling, general and administrative expenses          16%         20%
Research and development expenses                      8%         11%
Income from operations                                 9%          1%
Income before income taxes                            10%          3%
Net income                                             5%          1%



Net Sales - Net sales of $33.2 million represents an increase of $4.5 million (16%) for the three months ended December 31, 1999, as compared to the corresponding period of fiscal 1999. The increase resulted from net sales increases of $2.8 million, or 13%, in Europe/Asia and $1.7 million, or 23%, in the United States, for the corresponding three month period as compared to the prior year. The U.S. dollar strengthened against foreign currencies which had an unfavorable effect on net sales of $2.8 million for the three month period. Net sales of laser products for cutting and welding applications for the three month period decreased by 2% to $20.4 million, as compared to the same period of fiscal 1999. Net sales of lasers for marking applications for the three month period increased by 61% to $12.8 million as compared to fiscal 1999. The decrease in cutting and welding products come primarily from the strengthening of the U.S. dollar. The increase in marking revenue was due to strong demand in the semi-conductor and electronics industry, especially in Asia.

Gross Profit - The Company's gross profit of $11.1 million for the three months ended December 31, 1999, represents a $1.9 million (21%) increase from the same period of the prior year. As a percentage of sales over the corresponding three month periods gross profit increased from 32% to 33%.
The main cause of the higher percentage margin was the favorable product mix which included a higher content of higher margin marking lasers. Gross profit was negatively affected by $0.9 million, for the three month period in fiscal 2000 compared to the same period of the previous year, due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $0.2 million (4%) to $5.7 million for the three months ended December 31, 1999, compared to the corresponding period of fiscal 1999. SG&A was favorably affected by $0.4 million, for the three month period in fiscal 2000, due to the strengthening of the U.S. dollar.

Research and Development - The Company spent net $2.6 million on research and development during the three month period. This represents a decrease of 17% over the same period of the prior year. The decrease in spending was primarily due to the strengthening of the U.S. dollar. Gross research and development expenses for the three months ended December 31, 1999 and 1998 were $2.8 million and $3.4 million, respectively, and were reduced by $0.2 million and $0.3 million of government grants during each respective period.

Other Expense (Income) - Other Expense (Income) of ($0.3) million for the three months ended December 31, 1999, represents an decrease in income of $0.3 million over the corresponding prior year period. Other income decreased $0.3 million over the corresponding prior year period due to lower foreign exchange gains.

Income Tax Expense - Income tax expense of $1.5 million for the three month period ended December 31, 1999 represents an effective tax rate of 48%, compared to a prior year corresponding effective tax rate of 53%. This change in effective rate is due primarily to a higher portion of current year profit generated in the United States with its lower statutory tax rates than the other major countries, such as Germany, in which the Company operates.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $1.6 million for the three month period ended December 31, 1999, which represents an increase of $1.3 million over the comparable prior period. For the three months ended December 31, 1999 both basic and diluted earnings per share equaled $0.14 based on 11.5 million common shares outstanding, as compared to basic and diluted earnings per share of $0.03 for the same period in fiscal 1999, also based on 11.5 million shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 1999 were cash and cash equivalents of $35.4 million at December 31, 1999. Additional sources of liquidity include the Company's $25 million line of credit with Deutsche Bank and $20 million of long and short-term credit facilities with other foreign banks. As of December 31, 1999, $23.6 million was unused and available.

Cash and cash equivalents decreased by $1.4 million during the three months ended December 31, 1999. Net cash provided by operating activities of $0.3 million was due primarily to net income and an increase in trade accounts payable offset by an increase in trade accounts receivable.

Uses of cash from investing activities totaled $0.4 million for the three months ended December 31, 1999 and was due primarily to leasehold improvements and various additions to property and equipment related to introduction of new products and computer upgrades.

Cash used by financing activities totaled $1.0 million, which was entirely related to net repayment of bank borrowings.

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

Interest Rate Sensitivity

As of December 31, 1999, the Company maintained a cash equivalents portfolio of $35.4 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short term interest rates were to increase or decrease by 10% annual pre-tax interest income would increase or decrease by less than $0.2 million, accordingly.

At December 31, 1999, the Company had $18.9 million of annually adjusted interest rate debt and $6.3 million of fixed rate debt (of which $6.1 million is due in 2001 and $0.2 million in 2009). A 10% change in the average cost of the Company's debt would result in an annual increase or decrease in pre-tax interest expense of less than $0.1 million.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge its foreign currency risk on sales transactions. At December 31, 1999, the Company had contracts in Japanese yen to buy German marks, which will result in gains or losses which would not be material, were the Japanese yen / German mark currency exchange to increase or decrease by 10 percent. Such gains and losses would be offset by gains and losses on the related receivables.

PART II. OTHER INFORMATIONItem 1.  Legal Proceedings         None.

Item 2.  Changes in Securities
Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell/C.J. Lawrence, Inc., Alex Brown & Sons Incorporated and Lehman Brothers Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million was used to purchase all outstanding shares of RSL and RSI from the former parent (Siemens AG) and to repay certain indebtedness owed to Siemens AG. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In fiscal 1997 the Company used approximately $5.2 million to consummate the acquisition of Dilas, and $1.8 million to acquire other operating assets. In fiscal 1998 the Company used approximately $3.5 million to acquire business assets, which included the acquisition of certain business assets of Palomar Technologies Ltd. In addition, the Company used $1.8 million to fund working capital needs. In fiscal 1999 the Company used approximately $2.3 million to acquire operating assets. In fiscal 2000 the Company used approximately $0.4 million to acquire operating assets. Accordingly, approximately $10.0 million of the net offering proceeds remain to be applied.



Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               11.1  Computation of earnings per share.

               27.1 Financial data schedule for three month period ended December 31, 1999.

         (b)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   February 7, 2000            /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer