Form 10-Q
period 2000-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2000-05-12
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

11,533,400 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 10, 2000.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 2000 and September 30, 1999                   3

          Condensed Consolidated Statements of Operations
            Six months and three months ended
            March 31, 2000 and March 31, 1999                       4

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2000 and March 31, 1999      5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            19


PART II   OTHER INFORMATION                                        20

          SIGNATURES                                               22

          Exhibit 11.1 - Computation of Earnings Per Share

          Exhibit 27.1 - Financial data schedule for the
                         six-month period ended March 31, 2000

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                    March 31, September 30,
                                                        2000         1999
ASSETS                                              (Unaudited)    (Note 1)
Current Assets:                                     -----------  -------------
  Cash and cash equivalents                           $ 36,013       $ 36,805
  Accounts receivable, trade, net                       34,773         36,089
  Inventories, net (Note 2)                             40,790         40,314
  Deferred income tax assets - current                   3,710          3,714
  Other current assets and prepaid expenses              1,850          1,200
                                                    -----------    -----------
    Total current assets                               117,136        118,122

Property and equipment, net                             19,716         21,912
Intangibles, net                                         4,202          4,373
Deferred income tax assets - noncurrent                  2,517          2,341
Other noncurrent assets                                    473            465
                                                    -----------    -----------
    Total assets                                     $ 144,044      $ 147,213
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 3)                            $  18,296      $  19,984
  Accounts payable, trade                                9,367          6,917
  Accrued liabilities (Note 2)                          15,533         17,487
                                                    -----------    -----------
    Total current liabilities                           43,196         44,388

Long-term debt (Note 4)                                  6,029          7,287
Pension obligations                                      4,289          4,279
Minority interests                                         737            513
Other long-term liabilities                                 60             70
                                                    -----------    -----------
    Total liabilities                                   54,311         56,537

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,533,400 (11,527,400 at
    September 30, 1999) issued and outstanding             115            115
  Additional paid-in-capital                            75,987         75,956
  Accumulated other comprehensive income (Note 6)      ( 9,123)       ( 4,663)
  Retained earnings                                     22,754         19,268
                                                    -----------    -----------
    Total stockholders' equity                       $  89,733      $  90,676

    Total liabilities and stockholders' equity       $ 144,044      $ 147,213
                                                    ===========    ===========
See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                 Periods Ended March 31, 2000 and 1999
            (dollars in thousands, except per share amounts)


                                     Six Months             Three Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------

Net sales                      $  67,768   $  59,674   $  34,614   $  31,036
Cost of goods sold                43,658      40,011      21,591      20,537
                               ----------  ----------  ----------  ----------
    Gross profit                  24,110      19,663      13,023      10,499

Selling, general, and
    administrative expenses       12,112      11,868       6,414       5,959
Research and development expenses  5,701       6,188       3,119       3,087
                               ----------  ----------  ----------  ----------
    Income from operations         6,297       1,607       3,490       1,453

Other expense (income):
  Interest expense (income), net  (  530)     (  381)     (  261)     (  164)
  Other expenses (income)              6      (  298)         69        122
                               ----------  ----------  ----------  ----------
    Income before income taxes     6,821       2,286       3,682       1,495

Income tax expense                 3,335       1,040       1,827         623
                               ----------  ----------  ----------  ----------

    Net income                  $  3,486    $  1,246    $  1,855    $    872
                               ==========  ==========  ==========  ==========


Net income per common
  share (Note 5):

    Basic                       $   0.30    $   0.11    $   0.16    $   0.08

    Diluted                     $   0.30    $   0.11    $   0.16    $   0.08
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 5):

    Basic                      11,533,400  11,527,400  11,533,400  11,527,400

    Diluted                    11,584,225  11,527,400  11,653,302  11,527,400
                               ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2000 and 1999
                          (dollars in thousands)


                                                            Six Months
                                                        Ended March 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   3,486    $   1,246
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities        (  3,343)     ( 3,148)
    Other adjustments                                     1,723        1,606
                                                      ----------   ----------
     Net cash provided by (used in) operating
             activities                                   1,866      (   296)
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           25           46
  Additions to property and equipment                  (  1,216)     ( 1,281)
  Other                                                       0      (    19)
                                                      ----------   ----------
     Net cash used in investing activities             (  1,191)     ( 1,254)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from bank                                   13,860        9,623
  Repayment to bank                                    ( 14,734)     ( 6,381)
  Other                                                      46            0
                                                      ----------   ----------
     Net cash provided by (used in) financing
             activities                                (    828)       3,242
                                                      ----------   ----------

Effect of foreign currency translation on cash         (    639)     (   288)
                                                      ----------   ----------
Net (decrease) in cash and cash equivalents            (    792)       1,404

Cash and cash equivalents at beginning of period         36,805       34,874
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 36,013     $ 36,278
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

2.   Balance Sheet Detail:

Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:
                                                  March 31,   September 30,
                                                    2000           1999
                                                ------------   ------------
Raw materials and supplies                       $  13,923       $  10,634
Work in progress                                     7,806          11,141
Service parts                                        8,871           8,814
Finished goods                                       3,802           3,607
Demonstration inventory                              6,388           6,118
                                                -----------     -----------
    Total inventories, net                       $  40,790       $  40,314
                                                ===========     ===========

Accrued liabilities are comprised of the following:
                                                  March 31,   September 30,
                                                    2000           1999
                                                ------------   ------------
Employee compensation                            $   4,397       $   4,581
Warranty reserves                                    5,435           6,570
Deferred revenue                                       152             220
Income taxes payable                                 1,788           1,058
Customer deposits                                    1,382           1,647
Other                                                2,379           3,411
                                                -----------     -----------
     Total accrued liabilities                   $  15,533       $  17,487
                                                ===========     ===========

3.   Line of Credit

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of March 31, 2000, $13,097 was borrowed against this loan facility by RSL, Dilas, Rofin Marubeni, Rofin-Sinar Italiana S.r.L., Rasant and Rofin-Sinar UK Ltd. at an average fixed interest rate of 3.6 %.

In addition, the Company's foreign subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At March 31, 2000, direct borrowings under these agreements totaled $ 5,199 with $9,039 remaining unused. Fixed interest rates under these agreements vary from 1.2% to 5.8%, depending upon the country and usage of the available credit.

4.   Long-Term Debt

As of March 31, 2000, $ 488 was borrowed under the line of credit with Deutsche Bank AG at a fixed interest rate of 3.9% (see Note 3).

Further, RSL, Dilas and Rasant entered into loan agreements with German banks for long-term credit facilities of $ 7,004. As of March 31, 2000 $ 5,541 was borrowed against such loans at an average interest rate of 4.0%. Of the total long-term debt, $ 5,851 is due in 2001 and $ 178 in 2009.

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

                                  Six Months Ended       Three Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2000       1999        2000        1999
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,533,400  11,527,400  11,533,400  11,527,400
Potential additional shares
  due to outstanding dilutive
  stock options                    50,825          -      119,902          -
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,584,225  11,527,400  11,653,302  11,527,400
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended March 31, 2000, and March 31, 1999, were 169,000 and 485,500 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

6.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. For the six months and the three months ended March 31, 2000 and 1999 comprehensive income was comprised of the following:


                                   Six Months Ended        Three Months Ended
                                      March 31,                March 31,
                               ----------------------  ----------------------
                                   2000       1999        2000        1999
                               ----------  ----------  ----------  ----------
Net income                      $  3,486    $  1,246    $  1,855    $    872
Foreign currency
  translation adjustment         ( 4,460)    ( 3,424)    ( 2,045)    ( 3,231)
                               ----------  ----------  ----------  ----------
 Total comprehensive
  income (loss)                 $(   974)   $( 2,178)   $(   190)   $( 2,359)
                               ==========  ==========  ==========  ==========


7.   Recently Issued Accounting Standards

In 1998 Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued to be effective for all fiscal quarters and fiscal years commencing after June 15, 1999. The Board subsequently deferred the effective date of FAS 133 which shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will comply with the requirements of FAS 137 in fiscal year 2001. It is not anticipated that the implementation of this standard will have a material impact on the financial statements.

8. Subsequent Event

On April 29, 2000, Rofin-Sinar Technologies, Inc., through its subsidiary Rofin-Sinar Laser GmbH, in Hamburg, Germany has entered into a definitive agreement to acquire 90.01% of the share capital in Carl Baasel Lasertechnik GmbH, in Starnberg, Germany (CBLT). CBLT and its worldwide subsidiaries were acquired from Mannesman Demag Krauss-Maffei AG (MDKM) for Euro 44.4 million in cash. In addition, Rofin-Sinar has assumed the rights and obligations of MDKM with respect to the purchase of the remaining 9.99% interest in CBLT. Under the agreement, Rofin-Sinar will refinance the CBLT debt in the amount of Euro 23.4 million. On May 10, 2000, Rofin-Sinar completed the acquisition and executed the payments.


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

Currency Risk

Although the Company reports its results in U.S. dollars, approximately 70% of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $4.7 million debit at September 30, 1999 to a $9.1 million debit at March 31, 2000. This change arose primarily from the strengthening of the U.S. dollar against such foreign currencies and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

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

Risks Relating to Sales Growth in CO2, Diode and Nd:YAG Lasers

In certain prior fiscal years, the Company has experienced a decline in sales revenues. If the Company is to increase its laser sales in the near term, such sales will have to come through increases in market share for the Company's existing products, through the development of new products, or through the Company's acquisition of its competitors or their products. To date, a substantial portion of the Company's revenue has been derived from sales of high-powered CO2 laser sources and more recently solid-state laser sources. The Company intends to devote substantial resources to broadening its low-power CO2 Slab laser product range, to increasing the output power of its diffusion-cooled CO2 Slab laser sources and to developing diode lasers and diode-pumped Nd:YAG solid-state laser products in accordance with market demand. The Company is currently focused on developing low-power CO2 Slab lasers with broadened output powers to offer the full range of low-power CO2 lasers and on continuing to reduce the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing. The Company's diode-pumped lasers were introduced to the market in fiscal 1999 and are beginning to generate substantial revenue in fiscal 2000. The Dilas diode lasers are modified for use in industrial production environments and are marketed for welding, soldering, and surface treatment applications. A large part of the Company's growth strategy depends upon being able to increase substantially its market share for laser marking products, particularly in the United States and Japan.

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

The Company's business strategy includes the expansion of its products and services, which may be effected through its current and future acquisitions. The Company from time to time reviews various opportunities to acquire businesses, technologies or products complementary to the Company's present business. There can be no assurance that the Company will be able to integrate any acquired business effectively or that any acquisition will result in long-term benefits to the Company.


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

The Company's future success depends in part upon its intellectual property, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by the Company to protect its intellectual property will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. The Company currently holds 61 United States and foreign patents on its laser sources which expire from calendar 2000 to 2018. In addition, 32 patent applications have been filed and are under review by the patent authorities at March 31, 2000. There can be no assurance that other companies are not investigating or developing other technologies that are similar to the Company's, that any patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to the Company.


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


Risks Associated with the Conversion by EU Member States to the "Euro"

The "euro" is a new legal currency introduced by certain European Union member states. On January 1, 1999, eleven European countries established fixed conversion rates between their existing currencies (legacy currencies) and the euro. As of that date, the legacy currencies of such countries are not directly convertible into each other; instead a legacy currency must be converted into the euro, which then can be converted into a target legacy currency. The legacy currencies and the euro will both be used through June 30, 2002, after which the legacy currencies will be withdrawn. The Company's review indicates that its information systems can operate in the "euro only" environment.

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


Overview

Rofin-Sinar Technologies, Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of industrial materials. During the second quarters of fiscal year 1999 and fiscal year 2000, respectively, approximately 74% and 68% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 26% and 32% were from sales and servicing of laser products for marking applications.

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

                                     Six Months            Three Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  64%         67%         62%         66%
Gross profit                        36%         33%         38%         34%
Selling, general and
  administrative expenses           18%         20%         19%         19%
Research and development expenses    8%         10%          9%         10%
Income from operations               9%          3%         10%          5%
Income before income taxes          10%          4%         11%          5%
Net income                           5%          2%          5%          3%


Net Sales - Net sales of $34.6 million and $67.8 million represent increases of $3.6 million (12%) and $8.1 million (14%) for the three months and six months ended March 31, 2000, as compared to the corresponding periods of fiscal 1999. The increase resulted from a net sales increase of $7.6 million, or 18%, in Europe/Asia and an increase of $0.5 million, or 3%, in the United States, for the corresponding six month periods as compared to the prior year. The U.S. dollar strengthened against foreign currencies which had a unfavorable effect on net sales of $3.1 million and $5.9 million for the three and six month periods. Net sales of laser products for cutting and welding applications for the three month periods increased by 2% and $0.4 million and for the six month periods net sales stayed at the same levels as compared to the same periods of fiscal 1999. Net sales of lasers for marking applications for the three month and six month periods increased by 40% to $11.2 million and by 51% to $24.0 million as compared to fiscal 1999. The increase in marking revenue was due to the increasing demand for laser markers in the semiconductor and electronics industry and higher shipments to the Asian markets.

Gross Profit - The Company's gross profit of $13.0 million and $24.1 million for the three months and six months ended March 31, 2000, represent increases of $2.5 million (24%) and $4.4 million (23%) from the same periods of the prior year. As a percentage of sales over the corresponding six month periods gross profit increased from 33% to 36%. The main cause of the higher percentage margin was the favorable product mix to the higher margin marking lasers and the increased sales of diodelasers. Gross profit was unfavorably affected by $1.1 million and $2.0 million for the three month and six month periods in fiscal 2000 due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $0.5 million (8%) and $0.2 million (2%) for the three months and six months ended March 31, 2000, compared to the corresponding periods of fiscal 1999. SG&A was favorably affected by $0.5 million and $0.9 million for the three month and six month periods in fiscal 2000 due to the strengthening of the U.S. dollar.

Research and Development - The Company spent net $3.1 million and $5.7 million on research and development during the three month and six month periods of the current year. This represents for the six months period a decrease of 8% over the corresponding period of the prior year and no change for the three month periods. Gross research and development expenses for the three month periods ended March 31, 2000 and 1999 were $3.5 million, respectively, and were reduced by $0.4 million of government grants during each respective period. R&D was favorably affected by $0.3 million and $0.6 million for the three month and six month periods in fiscal 2000 due to the strengthening of the U.S. dollar.

Other Expense (Income) - Other Expense (Income) of ($0.2) million and ($0.5) for the three month and six month periods ended March 31, 2000 represents an increase in income of $0.1 million and a decrease in income of $0.2 million over the corresponding prior year periods. The main cause of this decrease was related to minority interest.

Income Tax Expense - Income tax expense of $1.8 million and $3.3 million for the three months and six months ended March 31, 2000 represents effective tax rates of 49.6% and 48.9%, compared to a prior year corresponding effective tax rates of 41.7% and 45.5%. This change in effective rates for the six month periods was due primarily to a higher portion of current year profit generated in tax jurisdictions, such as Germany, with higher statutory tax rates.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $1.9 million and $3.5 million for the three and six months ended March 31, 2000, which represents increases of $1.0 million and $2.2 million from the comparable prior year periods. For the three months ended March 31, 2000 both basic and diluted earnings per share equaled $0.16 based upon 11.5 million and 11.7 million common shares outstanding, respectively, as compared to basic and diluted earnings per share of $0.08 for the same period in fiscal 1999, based on 11.5 million shares outstanding.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2000 were cash and cash equivalents of $36.0 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies. As of March 31, 2000, $13.6 million was borrowed against the Deutsche Bank facility and $10.7 million from other lines of credit, therefore $11.4 million and $10.5 million is unused and available, respectively.

Cash and cash equivalents decreased by $0.8 million during the six months ended March 31, 2000. Approximately $1.9 million in cash and cash equivalents were provided by operating activities, primarily as the result of the increase in net income but offset by an increase in inventory and accounts receivable.

Uses of cash from investing activities totaled $1.2 million for the six months ended March 31, 2000 and was due primarily to leasehold improvements and various additions to property and equipment related to the introduction of new products and computer upgrades.

Cash used in financing activities totaled $0.8 million, which was entirely related to current period bank repayments.

On May 9, 2000, subject to the completion of the acquisition of CBLT, Rofin-Sinar entered into a loan agreement with Deutsche Bank, Hamburg to borrow Euro 35.4 million. The loan proceeds along with Euro 9.0 million of existing cash will be used to acquire CBLT. In addition, concurrently, under a guarantee of Rofin-Sinar, CBLT entered into a loan agreement with Deutsche Bank, Hamburg, to refinance Euro 23.4 million of indebtedness to the seller.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and credit facilities, will provide adequate resources to meet its capital requirements and operational needs at least through 2001.


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

Interest Rate Sensitivity

As of March 31, 2000, the Company maintained a cash equivalents portfolio of $29.0 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short term interest rates were to increase or decrease by 10% interest income would increase or decrease by less than $0.2 million, accordingly.

At March 31, 2000, the Company had $18.3 million of annually adjusted interest rate debt and $6.0 million of fixed rate debt (of which $5.8 million is due in 2001 and $0.2 million in 2009). A 10% change in the average cost of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge its foreign currency risk on sales transactions. At March 31, 2000, the Company had contracts in Japanese yen to buy German marks, which will result in gains or losses which would not be material, were the Japanese yen / German mark currency exchange to increase or decrease by 10 percent. Such gains and losses would be offset by gains and losses on the related receivables.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

Use of IPO Proceeds

The Company completed its initial public offering of 11,500,000 shares of its common stock on September 30, 1996 for gross proceeds of $109.2 million pursuant to its registration statement on Form S-1 (No. 333-09539) declared effective on September 25, 1996. The lead managers for the offering were Deutsche Morgan Grenfell/C.J. Lawrence, Inc., Alex Brown & Sons Incorporated and Lehman Brothers Inc. Net proceeds of the offering (after deduction of $6.6 million in underwriting discounts and commissions and $0.3 million in other offering expenses) were $102.3 million. Of such amount approximately $77.1 million was used to purchase all outstanding shares of RSL and RSI from the former parent (Siemens AG) and to repay certain indebtedness owed to Siemens AG. Of the remainder, $25.0 million was invested in certificates of deposit, with the balance applied to working capital. In fiscal 1997 the Company used approximately $5.2 million to consummate the acquisition of Dilas, and $1.8 million to acquire other operating assets. In fiscal 1998 the Company used approximately $3.5 million to acquire business assets, which included the acquisition of certain business assets of Palomar Technologies Ltd. In addition, the Company used $1.8 million to fund working capital needs. In fiscal 1999 the Company used approximately $2.3 million to acquire operating assets. In fiscal 2000 the Company used approximately $1.2 million to acquire operating assets. Accordingly, approximately $9.2 million of the net offering proceeds remain to be applied. In May 2000, the Company used approximately $8.1 million to consummate the acquisition of CBLT, and to acquire other operating assets.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               11.1  Computation of earnings per share.

               27.1  Financial data schedule for three month period ended
                       March 31, 2000.

         (b)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 2000.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   May  12, 2000            /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer