Form 10-Q
period 2000-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2000-08-15
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

11,538,200 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 10, 2000.

                       ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            June 30, 2000 and September 30, 1999                    3

          Condensed Consolidated Statements of Operations
            Nine months and three months ended
            June 30, 2000 and June 30, 1999                         4

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2000 and June 30, 1999       5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            14


PART II   OTHER INFORMATION                                        14

          SIGNATURES                                               15


          Exhibit 27.1 - Financial data schedule for the
                         nine-month period ended June 30, 2000

                     PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                      June 30,  September 30,
                                                        2000         1999
ASSETS                                              (Unaudited)    (Note 1)
Current Assets:                                     -----------  -------------
  Cash and cash equivalents                           $ 30,520       $ 36,805
  Accounts receivable, trade, net                       54,363         36,089
  Inventories (Note 3)                                  56,559         40,314
  Deferred income tax assets - current                   4,290          3,714
  Other current assets and prepaid expenses              4,314          1,200
                                                    -----------    -----------
    Total current assets                               150,046        118,122

Property and equipment, net                             21,449         21,912
Goodwill and intangibles, net                           51,267          4,373
Deferred income tax assets - noncurrent                  2,321          2,341
Other noncurrent assets                                    586            465
                                                    -----------    -----------
    Total assets                                     $ 225,669      $ 147,213
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 4)                            $  79,323      $  19,984
  Accounts payable, trade                               16,920          6,917
  Accrued liabilities (Note 3)                          26,264         17,487
                                                    -----------    -----------
    Total current liabilities                          122,507         44,388

Long-term debt (Note 5)                                  6,565          7,287
Pension obligations                                      4,361          4,279
Minority interests                                       1,200            513
Other long-term liabilities                                169             70
                                                    -----------    -----------
    Total liabilities                                  134,802         56,537

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,538,200 (11,527,400 at
    September 30, 1999) issued and outstanding             115            115
  Additional paid-in-capital                            76,041         75,956
  Accumulated other comprehensive loss (Note 7)        ( 8,580)       ( 4,663)
  Retained earnings                                     23,291         19,268
                                                    -----------    -----------
    Total stockholders' equity                       $  90,867      $  90,676

    Total liabilities and stockholders' equity       $ 225,669      $ 147,213
                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                 Periods Ended June 30, 2000 and 1999
            (dollars in thousands, except per share amounts)


                                     Nine Months             Three Months
                                   Ended June 30,           Ended June 30,
                               ----------------------  ----------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------

Net sales                      $ 113,250   $  88,147   $  45,482   $  28,472
Cost of goods sold                71,473      59,021      27,815      19,010
                               ----------  ----------  ----------  ----------
    Gross profit                  41,777      29,126      17,667       9,462

Selling, general, and
    administrative expenses       21,058      17,533       9,117       5,835
Research and development expenses  9,158       8,652       3,457       2,464
Special charge (Note 2)            2,812          --       2,812          --
Goodwill amortization                696         255         526          85
                               ----------  ----------  ----------  ----------
    Income from operations         8,053       2,686       1,755       1,078

Other expense (income):
  Interest income                 (1,261)     (1,234)     (  204)     (  393)
  Interest expense                 1,018         676         490         216
  Minority interest                  472          26         248          85
  Other expenses (income)         (  600)     (  422)     (  382)     (  183)
                               ----------  ----------  ----------  ----------
    Income before income taxes     8,424       3,640       1,603       1,353

Income tax expense                 4,401       1,724       1,066         683
                               ----------  ----------  ----------  ----------

    Net income                  $  4,023    $  1,916    $    537    $    670
                               ==========  ==========  ==========  ==========

Net income per common
  share (Note 6):

    Basic                       $   0.35    $   0.17    $   0.05    $   0.06
    Diluted                     $   0.35    $   0.17    $   0.05    $   0.06
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 6):

    Basic                      11,538,200  11,527,400  11,538,200  11,527,400
    Diluted                    11,619,732  11,527,400  11,699,010  11,527,400
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2000 and 1999
                          (dollars in thousands)


                                                          Nine Months
                                                        Ended June 30,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   4,023    $   1,916
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
    Changes in operating assets and liabilities        (  5,619)     ( 5,319)
    Other adjustments                                     2,700        2,476
                                                      ----------   ----------
     Net cash provided by (used in) operating
          Activities                                      1,104      (   927)
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           75           58
  Additions to property and equipment                  (  1,998)     ( 1,833)
  Acquisition of business, net of cash acquired        ( 40,275)          --
  Other                                                      --      (    18)
                                                      ----------   ----------
     Net cash used in investing activities             ( 42,198)     ( 1,793)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                  61,003       10,267
  Repayment to banks                                   ( 25,945)     ( 6,257)
  Payment to subsidiary's minority shareholders            (419)          --
  Other                                                      90            0
                                                      ----------   ----------
     Net cash provided by financing activities           34,729        4,010
                                                      ----------   ----------

Effect of foreign currency translation on cash               80      (   361)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents   (  6,285)         929

Cash and cash equivalents at beginning of period         36,805       34,874
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 30,520     $ 35,803
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

2. Acquisitions

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH (Baasel Lasertech) through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for cash. Rofin-Sinar Technologies Inc. (RSTI) has followed the purchase method in accounting for the acquisition, and accordingly the accompanying results of operations include the results of Baasel Lasertech for only the 7 week period subsequent to the date of acquisition. The fair value of tangible assets acquired and liabilities assumed approximated $34.5 million and $39.1 million, respectively. Goodwill and other intangibles, resulting from the acquisition, were $47.6 million and are being amortized over a period aggregating approximately 15 years. In connection with the acquisition the companies have consolidated certain product lines, and as a result RSTI has recorded a special charge to write-off certain of its inventories related to product lines which will be discontinued.

3.   Balance Sheet Detail:

Inventories are stated at the lower of cost (first-in, first-out or weighted average) or market, and are summarized as follows:

                                                  June 30,    September 30,
                                                    2000           1999
                                                ------------   ------------
Raw materials and supplies                       $  15,499       $  10,634
Work in progress                                    12,745          11,141
Service parts                                       10,950           8,814
Finished goods                                       9,968           3,607
Demonstration inventory                              7,397           6,118
                                                -----------     -----------
    Total inventories                            $  56,559       $  40,314
                                                ===========     ===========

Accrued liabilities are comprised of the following:

                                                  June 30,    September 30,
                                                    2000           1999
                                                ------------   ------------
Employee compensation                            $   7,061       $   4,581
Warranty reserves                                    7,473           6,570
Deferred revenue                                       219             220
Income taxes payable                                 2,401           1,058
Customer deposits                                    4,471           1,647
Other                                                4,639           3,411
                                                -----------     -----------
     Total accrued liabilities                   $  26,264       $  17,487
                                                ===========     ===========

4.   Line of Credit

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of June 30, 2000, $14,056 was borrowed against this loan facility by certain of the Companies non-U.S. subsidiaries, including RSL, Dilas, Rofin Marubeni, Rofin-Sinar Italiana S.r.L., Rasant and Rofin-Sinar UK Ltd. at an average fixed interest rate of 3.6%.

In addition, the Company's non-U.S. subsidiaries have several lines of credit which allow them to borrow in the applicable local currencies. At June 30, 2000, direct borrowings under these agreements totaled $4,264 with $9,631 remaining unused. Fixed interest rates under these agreements vary from 1.2% to 5.8%, depending upon the country and usage of the available credit.

During the current quarter, the Company entered into additional short-term credit facilities with two German banks to finance part of the purchase price and the working capital needs of Baasel Lasertech. As of June 30, 2000, $61,003 was borrowed against these facilities at an average fixed interest rate of 5.8%.

5.   Long-Term Debt

As of June 30, 2000, $490 was borrowed under the line of credit with Deutsche Bank AG at a fixed interest rate of 3.9%, requiring payment in 2001 (see note
4).

Further, RSL, Rofin-Sinar France S.A., Dilas and Rasant entered into loan agreements with other banks for long-term credit facilities of $7,544. As of June 30, 2000 $6,075 was borrowed against such loans at an average fixed interest rate of 4.2%.

Of the total long-term debt, $5,875 is due in 2001, $511 in 2003 and $179 in 2009.

6.   Net Income Per Common Share

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

                                  Nine Months Ended       Three Months Ended
                                     June 30,                 June  30,
                               ----------------------  ----------------------
                                   2000       1999        2000        1999
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,538,200  11,527,400  11,538,200  11,527,400
Potential additional shares
  due to outstanding dilutive
  stock options                    81,532          --     130,810          --
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,619,732  11,527,400  11,669,010  11,527,400
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended June 30, 2000, and June 30, 1999, were 165,000 and 485,500 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

7.   Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income as part of a full set of financial statements. Comprehensive income for a period encompasses net income and all other changes in a company's equity other than from transactions with the company's owners. For the nine months and the three months ended June 30, 2000 and 1999 comprehensive income was comprised of the following:

                                   Nine Months Ended       Three Months Ended
                                      June 30,                 June 30,
                               ----------------------  ----------------------
                                   2000       1999        2000        1999
                               ----------  ----------  ----------  ----------
Net income                      $  4,023    $  1,916    $    537    $    670
Foreign currency
  translation adjustment         ( 3,917)    ( 4,921)        543     ( 1,497)
                               ----------  ----------  ----------  ----------
 Total comprehensive
  income (loss)                 $    106    $( 3,005)   $  1,080   $ (   827)
                               ==========  ==========  ==========  ==========

8.   Recently Issued Accounting Standards

In 1998 Financial Accounting Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities", was issued to be effective for all fiscal quarters and fiscal years commencing after June 15, 1999. The Board subsequently deferred the effective date and modified certain provisions of FAS 133, which shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will comply with the requirements of FAS 133 in fiscal year 2001. It is not anticipated that the implementation of this standard will have a material impact on the financial statements.




                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Rofin-Sinar Technologies, Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

During the third quarters of fiscal years 1999 and 2000, respectively, approximately 72% and 53% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 28% and 47% were from sales and servicing of laser products for marking and micro-machining applications.

Through its global manufacturing, distribution, and service network, the Company provides a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive and semiconductor and electronics industries. The Company sells directly to end-users, to OEMs, who integrate Rofin-Sinar's laser sources with other system components, and to distributors. Many of Rofin-Sinar's customers are among the largest global participants in their respective industries.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH (Baasel Lasertech) through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for cash. RSTI has followed the purchase method in accounting for the acquisition, and accordingly the accompanying results of operations include the results of Baasel Lasertech for only the 7 week period subsequent to the date of acquisition. In connection with the acquisition, the companies have consolidated certain product lines, and as a result RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories which will be discontinued.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Nine Months            Three Months
                                   Ended June 30,         Ended June 30,
                               ----------------------  ---------------------
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ---------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  63%         67%         61%         67%
Gross profit                        37%         33%         39%         33%
Selling, general and
  administrative expenses           19%         20%         20%         21%
Research and development expenses    8%         10%          8%          8%
Special charges                      2%          0%          6%          0%
Goodwill amortization                1%          0%          1%          0%
Income from operations               7%          3%          4%          4%
Income before income taxes           7%          4%          4%          5%
Net income                           4%          2%          1%          2%



Net Sales - Net sales of $113.3 million and $45.5 million represent increases of $25.1 million (29%) and $17 million (60%) for the nine months and three months ended June 30, 2000, as compared to the corresponding periods of fiscal 1999. The increase resulted from an increase in net sales of $20.8 million, or 32%, in Europe/Asia and an increase of $4.3 million, or 18%, in the United States, for the corresponding nine month periods as compared to the prior year. The U.S. dollar strengthened against foreign currencies which had an unfavorable effect on net sales of $2.7 million and $8.6 million for the three and nine month periods, respectively. Net sales of laser products for cutting and welding applications for the three and nine month periods increased by 18% to $24.1 million and by 6% to $67.9 million as compared to the same periods of fiscal 1999. The Baasel Lasertech acquisition accounted for $1.3 million, or 35% of the increase in net sales, of laser products for cutting and welding, during the third quarter of fiscal year 2000. Net sales of lasers for marking and micro-machining applications for the three month and nine month periods increased by 164% to $21.4 million and by 89% to $45.4 million as compared to fiscal 1999. In the third quarter of fiscal year 2000, $7.7 million, or 58% of the increase in marking and micro-machining revenue was due to the Baasel Lasertech acquisition and $5.6 million, or 42% mainly to the high demand for laser markers in the semiconductor and electronics industry and higher shipments to the Asian markets.

Gross Profit - The Company's gross profit of $17.7 million and $41.8 million for the three months and nine months ended June 30, 2000, represent increases of $8.2 million (87%) and $12.7 million (43%) from the same periods of the prior year. As a percentage of sales over the corresponding nine month periods gross profit increased from 33% to 37%. The higher percentage margin was primarily a result of the favorable product mix, with a shift to the higher margin marking lasers and lower warranty costs, compared to last fiscal year periods. Gross profit was unfavorably affected by $0.9 million and $2.9 million for the three month and nine month periods in fiscal 2000 due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $3.3 million (56%) and $3.2 million (20%) for the three months and nine months ended June 30, 2000, compared to the corresponding periods of fiscal 1999 primarily due to Baasel Lasertech being included in the consolidation for the first time. SG&A was favorably affected by $0.3 million and $1.3 million for the three month and nine month periods in fiscal 2000 due to the strengthening of the U.S. dollar.

Research and Development - The Company spent net $3.5 million and $9.2 million on research and development during the three month and nine month periods of the current year. This represents for the nine months period an increase of 6% over the corresponding period of the prior year and an increase of 40% for the three month periods, mainly related to the Baasel Lasertech acquisition. Gross research and development expenses for the three month periods ended June 30, 2000 and 1999 were $3.7 million and $2.7 million, and were reduced by $0.2 million of government grants during each respective period. R&D was favorably affected by $0.3 million and $0.9 million for the three month and nine month periods, in fiscal 2000, due to the strengthening of the U.S. dollar.

Special charge - In connection with the acquisition of Baasel Lasertech, the companies have consolidated certain product lines. As a result, certain inventories related to product lines which will be discontinued, have been written off. Therefore, the Company expensed $2.8 million, or 6% of net sales, in the third quarter of fiscal year 2000.

Goodwill amortization - The Company recorded $0.5 million and $0.7 million during the three and nine month periods of the current year as goodwill amortization, $0.4 million higher compared to the corresponding periods in 1999. The increase relates to the Baasel Lasertech acquisition for the 7 week consolidation period.

Other Expense (Income) - Other Expense (Income) of $0.2 million and ($0.4), for the three month and nine month periods ended June 30, 2000, represent a decrease in income of $0.5 million and $0.6 million over the corresponding prior year periods. The main cause of this decrease was related to minority interest and interest income, which was $0.2 million and $0.5 million in the three month periods and $0.4 million and $0.3 in the nine month periods, which was offset by favorable currency exchange gains for both periods.

Income Tax Expense - Income tax expense of $1.1 million and $4.4 million for the three months and nine months ended June 30, 2000 represents effective tax rates of 66.5% and 52.2%, compared to a prior year corresponding effective tax rates of 50.5% and 47.4%. This change in effective rates for the three and nine month periods was due primarily to higher amounts of nondeductible goodwill and a higher portion of current year profit generated in tax jurisdictions, such as Germany, with higher statutory tax rates.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $0.5 million and $4.0 million for the three and nine months ended June 30, 2000, which represents a decrease of $0.2 million and an increase of $2.1 million from the comparable prior year periods. For the three months ended June 30, 2000 both basic and diluted earnings per share equaled $0.05 based upon 11.5 million and 11.7 million common shares outstanding, respectively, as compared to basic and diluted earnings per share of $0.06 for the same period in fiscal 1999, based on 11.5 million shares outstanding.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2000 were cash and cash equivalents of $30.5 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies. As of June 30, 2000, $14.5 million was borrowed against the Deutsche Bank facility and $10.3 million from other lines of credit, therefore $10.5 million and $11.1 million is unused and available, respectively.

The Company funded the Acquisition and the working capital needs of Baasel Lasertech by utilizing its own cash and by borrowing $61.0 million on its credit facilities (see Note 4).

Cash and cash equivalents decreased by $6.3 million during the nine months ended June 30, 2000. Approximately $1.1 million in cash and cash equivalents were provided by operating activities, primarily as the result of the increase in net income but offset by an increase in inventory and accounts receivable.

Uses of cash from investing activities totaled $42.2 million for the nine months ended June 30, 2000 and was due primarily to the acquisition of Baasel Lasertech and various additions to property and equipment related to the business expansion.

Net cash provided by financing activities totaled $34.7 million, which was related to current period bank borrowings of $53.5 million, for the acquisition of Baasel Lasertech, and repayments of $18.5 million.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and credit facilities, will provide adequate resources to meet its capital requirements and operational needs at least through 2001.

Currency Risk

Although the Company reports its results in U.S. dollars, approximately 70% of its sales are denominated in other currencies, including primarily German marks, as well as French francs, Italian lire, British pounds and Japanese yen. Although a predominant portion of the Company's cost of goods sold, selling, general and administrative expenses and research development expenses are incurred in German marks, net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses. Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity changed from a $4.7 million debit at September 30, 1999 to a $8.6 million debit at June 30, 2000. This change arose primarily from the strengthening of the U.S. dollar against such foreign currencies and reflects the fact that a high proportion of the Company's capital is invested in its German operations, whose functional currency is the German mark. The fluctuation of the German mark and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. The Company's subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended June 30, 2000, the Company did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27.1  Financial data schedule for nine-month period ended
                       June 30, 2000.

         (b)   Reports on Form 8-K

               The Registrant filed a report on Form 8-K on May 24, 2000, announcing the Company's plans to acquire Carl Baasel Lasertechnik GmbH.

               The Registrant filed a report on Form 8-K/A on May 26, 2000, amending the announcement of the Company's plans to acquire Carl Baasel Lasertechnik GmbH.

               The Registrant filed a report on Form 8-K/A on July 24, 2000, including the consolidated Financial Statements of Carl Baasel Lasertechnik GmbH, and the Unaudited Pro Forma Condensed Combined Balance Sheet of Registrant and Carl Baasel Lasertechnik GmbH as of March 31, 2000 and unaudited Pro Forma Condensed Combined Consolidated Statements of Operations of Registrant and Carl Baasel Lasertechnik GmbH for the six months ended March 31, 2000 and the year ended September 30, 1999.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   August 14, 2000            /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer