Form 10-K
period 2000-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2000-12-22
CIK 1019361

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2000

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

YES [ X ]    NO [   ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the NASDAQ National Market on December 18, 2000) was approximately $93,784,437.

11,542,700 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 18, 2000.


                       Documents Incorporated by Reference
                      -------------------------------------
Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders to be held in March 2001 are incorporated by reference herein at Part III, Items 10 - 13.









































                        ROFIN-SINAR TECHNOLOGIES INC.

                              TABLE OF CONTENTS


            Item                                                        Page
            ------------------------------------------------------      ----

PART I      1.  Business                                                  3

            2.  Properties                                               22

            3.  Legal Proceedings                                        23

            4.  Submission of Matters to a Vote of Security Holders      23

PART II     5.  Market Price of the Registrant's Common
                Equity and Related Stockholder Matters                   23

            6.  Selected Financial Data                                  24

            7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            25

            7A. Quantitative and Qualitative Disclosures about
                Market Risk                                              30

            8.  Consolidated Financial Statements and
                Supplementary Data                                       31

            9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   31

PART III    10. Directors and Executive Officers of the Registrant       32

            11. Executive Compensation                                   32

            12. Security Ownership of Certain
                Beneficial Owners and Management                         32

            13. Certain Relationships and Related Transactions           32

PART IV     14. Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K                       33


SIGNATURES                                                               36

                              PART I

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project" "anticipate", "estimate", "plan" or "continue". These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. Some of these risks and uncertainties are discussed under "Risk Factors", below. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.     BUSINESS

COMPANY OVERVIEW

Rofin-Sinar Technologies Inc. (herein also referred to as "Rofin-Sinar" or the "Company" or "we" "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials. Lasers are a non-contact technology for material processing which have several advantages that are desirable in industrial applications.

The Company believes it has a worldwide market share (based on sales volume) of approximately 18% for laser products used for cutting/welding and marking and micro applications and that it is among the largest suppliers of laser products used for marking applications in Europe and the Asia/Pacific region (other than Japan). Over 80% of the Company's sales in fiscal 2000 were made to existing customers. The Company has sold more than 13,000 laser sources since 1975 and currently has over 2,500 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2000, 1999 and 1998, respectively, approximately 56%, 71% and 67% of the Company's revenues came from sales and servicing of laser products for cutting and welding applications and approximately 44%, 29% and 33% came from sales and servicing of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive, and semiconductor/electronics industries. The Company sells directly to end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate Rofin-Sinar's laser sources with other system components, and to distributors. Many of Rofin-

Sinar's customers are among the largest global participants in their respective industries. During the 2000, 1999, and 1998 fiscal years, 25%, 25%, and 31%, respectively, of the Company's sales were in North America, and 75%, 75%, and 69% in Europe/Asia.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or "the Company") and its wholly owned subsidiaries. Rofin-Sinar consists of Rofin-Sinar Inc ("RSI") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999 owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 80% of Dilas Diodenlaser GmbH ("Dilas") and 73.88% of Rofin-Sinar UK Ltd. ("RS UK"). RSL includes the consolidated accounts of its 99.97% owned subsidiary, Rofin-Sinar France S.A.; its 94.19% owned subsidiary Rasant-Alcotec Beschichtungstechnik GmbH; its 90.65% owned subsidiary Rofin-Sinar Italiana S.r.l.; its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation); and its 90.01% owned subsidiary Carl Baasel Lasertechnik GmbH ("CBL"). CBL includes the consolidated accounts of its 99% owned subsidiary Rofin-Baasel Espana S.A.; its 90% owned Baasel Lasertech France S.A.R.L.; and its wholly owned subsidiaries Baasel Lasertech Italia S.r.l.; Baasel Lasertech U.K. Ltd.; Rofin-Baasel Benelux B.V.; Rofin-Baasel Singapore Pte Ltd; Rofin-Baasel Inc; Wegmann-Baasel Laser und elektrooptische Gerate GmbH and PMB Elektronik GmbH.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for 44.3 million Euro in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition, and accordingly the accompanying results of operations include the results of Baasel Lasertech for the period subsequent to the date of acquisition. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories, which will be discontinued.

THE COMPANY'S LASER PRODUCTS

The Company currently offers a comprehensive range of laser products and related services for four principal material processing applications: (1) cutting; (2) welding; (3) marking; and (4) micro. Rather than offering standardized laser systems, the Company works directly with its customers to develop and customize optimal solutions for their manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in: (i) product development and manufacturing services based on 25 years of laser technology experience and applications know-how; (ii) application and process development (i.e., developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes); (iii) system engineering (i.e., advising customers on machine design, including tooling, automation and controls for customers in need of "turn-key" solutions); and (iv) extensive after-sales support of its laser products (including technical support, field service, maintenance and training programs, and rapid spare parts delivery).

The following table sets forth the Company's net sales of laser products used for cutting and welding applications and of laser products used for marking and micro applications in fiscal 2000, 1999 and 1998:

                                                September 30,
                                   ------------------------------------
  Product Category *                  2000          1999         1998
  ------------------------------   ---------      ---------    ---------
                                             (in thousands)

  Lasers for cutting and welding    $ 95,195      $ 88,056     $ 78,472
  Laser marking and micro products    75,992        	35,968       39,111
                                    ---------     ---------    ---------
  Total sales, net                  $171,187 	     $124,024     $117,583
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

LASER PRODUCTS FOR CUTTING AND WELDING APPLICATIONS - MACRO

The Company's family of CO2 laser products for cutting and welding, and their principal markets and applications, are discussed below.

     LASER SERIES         POWER RANGE        MODE OF EXCITATION
     -----------------    ----------------   ---------------------
     RS DC Slab Series    1.0 kW -  3.5 kW   High Frequency
     RS HF Series         4.0 kW -  8.0 kW   High Frequency
     RS TR Series         2.0 kW - 12.0 kW   Direct Current
     RS SC Series         100 W  -  300 W    High Frequency

The Company believes that it is the only laser manufacturer of diffusion cooled, Slab-based lasers in the high-power range. In this laser design, a high-frequency (HF) excited gas discharge occurs between two water-cooled electrodes which have a large surface area that permits maximum heat dissipation. The core diffusion-cooled technology is protected by two patents, and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. The Company's current focus with respect to its Slab Series lasers is on continuing to both increase their power output and reduce their manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

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

The Company's TR Series fast-axial flow CO2 laser is used for both cutting and welding applications. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. TR Series products are used primarily by the machine tool industry.

The Company's SC Series diffusion-cooled CO2 lasers are developed and produced by RS UK. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. The lasers are used for cutting and marking applications. Principal markets are the machine tool and packaging industries.

The Company's family of Nd:YAG laser products for cutting and welding, and their principal markets, are discussed below.

     LASER SERIES         POWER RANGE        MODE OF EXCITATION
     -----------------    ---------------    ---------------------
     RS CW Series         1.2 kW - 2.5 kW    Flash Lamp
     RS DY Series         550  W - 4.4 kW    Laser Diodes

Rofin-Sinar's RS CW and DY Series of continuous wave Nd:YAG lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well suited for integration into complex production systems. The key competitive advantages of the CW and DY Series lasers are their pulse shaping capability and multiple power output configurations. These configurations include continuous wave and pulsed power ramping modes, which allows the Company to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the CW Series laser such as the simple resonator design, easily accessed power supply and highly durable ceramic pumping chambers are designed with a view to long service intervals and, therefore, low maintenance costs. Diode pumped, solid-state lasers (DY Series), introduced in fiscal 1999, are characterized by high beam quality, high efficiency and long service intervals. They are PC-controlled and are equipped with a modem, which allows easy communication with a remote service center. These lasers are used principally in the automotive industry.

The Company's family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
     Diode Lasers         10 W - 6000 W     Direct Current

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

LASER PRODUCTS FOR MARKING AND MICRO APPLICATIONS - MARKING / MICRO

The Company's family of laser marking products is as follows:

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
       PowerLine;
      StarMark Series       3 W - 130 W     Flash Lamp or Laser Diodes
       CombiLine;
      StarMark Systems     10 W - 130 W     n.a.
       Blazer FlexScan            100 W     High Frequency

PowerLine/StarMark Series - The Company's standard PowerLine and StarMark laser marking products consists of a CO2 or Nd:YAG laser in the range of 3 to 130W, a galvo-head, a personal computer with state-of-the-art processor, and Rofin-Sinar's proprietary Laser Work Bench, VisualLaserMarker and LaserCAD-Software. The modular design of the PowerLine and StarMark markers enables customers to order the most suitable configuration for their production processes or systems (e.g. OEM-customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the end-
user). The PowerLine and StarMark Nd:YAG lasers incorporates either a dual or single lamp ceramic cavity design using "long-life" lamps or diode modules, both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company's proprietary Laser Work Bench, VisualLaserMarker and LaserCAD-Software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 1,000 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application besides a wide variety of possible applications is the marking of plastics and smart cards in the semiconductor/electronics industries.

CombiLine/StarMark Systems - Built on a modular design, the CombiLine and StarMark Systems consists of a PowerLine or StarMark laser marker that can be combined with a variety of parts handling systems developed by the Company, including: motor driven positioning tables, foil handling systems for marking labels, conveyor belts and pick-and-place systems. These allow the CombiLine and StarMark Systems to be customized as a turn-key system.

Blazer FlexScan - The Blazer FlexScan, introduced in fiscal 1999, utilizes a 100 watt sealed-off CO2 laser (SC Series) and features the ability to mark components that are moving at high speeds. The principal market is the packaging industry.

The Company's family of laser products for micro applications is as follows:

      LASER SERIES         POWER RANGE       MODE OF EXCITATION
      -----------------    --------------    -------------------
      RS P Series          500 W - 1.0 kW    Flash Lamp
      StarWeld Series       20 W - 500 W     Flash Lamp
      StarCut Series       150 W - 300 W     Flash Lamp
      PerfoLas Systems     n.a.              n.a.


The Company's RS P Series of pulsed Nd:YAG lasers are designed to meet the requirements of a wide range of welding and cutting applications. Their high peak power, flexible fiber-optic beam delivery system, and small-focused beam spot size allow these lasers to be successfully applied in many cutting and welding applications. The RS lasers' pulse shaping capability (achieved through programming of the power supply) makes them particularly well-suited to the processing of metallurgically difficult materials such as aluminum and its various alloys. Principal markets for these lasers are the automotive and precision welding markets.

StarWeld Series - The Company's standard StarWeld laser products consist of pulsed Nd:YAG lasers in the range of 20W to 500W. Their main application besides a wide variety of possible applications is the fine-welding of jewelry and dental parts. Principal markets for these lasers are medical devices and the jewelry industry.

StarCut Series - The Company's StarCut laser products use pulsed Nd:YAG lasers in the range of 3W to 300W. Their main application is the fine cutting of medical devices and integrated circuits. Principal markets for these lasers are medical devices, semiconductor and electronics industry.

PerfoLas Systems - The PerfoLas Systems consists of a high power CO2 Laser and a special designed handling system including a laser beam splitter (PerfoLas Multiplexer) which allows the customers to drill up to 250,000 holes per second into paper or foils. The main application is perforating of cigarette paper.

Applications Development

In addition to manufacturing and selling laser sources for cutting and welding and laser marking and micro application products, the Company also develops in its applications centers laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Twenty-five years of laser technology experience and know-how are embodied in the Company's applications groups, developed as a result of its participation in a broad range of industrial markets.


Markets and Customers

Rofin-Sinar's laser products and systems are currently sold to three principal industrial markets: the machine tool, automotive and semiconductor /electronics industries. The following table sets forth the distribution of the Company's total sales among the Company's principal markets:

                       Fiscal Years
                  ----------------------
Principal Market   2000     1999   1998   Primary Applications
----------------  ------   ------ ------  --------------------------------
Machine Tool         27%     31%    26%   Cutting
Automotive           16%     14%    19%   Welding and component marking
Semiconductor and                         Marking of integrated circuits
   Electronics       24%     14%    19%      and smart cards
                  ------   ------  ------
                     67%     59%    64%

The remaining 33%, 41%, and 36%, respectively, of sales in fiscal 2000, 1999 and 1998 were attributable to customers in a wide variety of other industries (including aerospace, consumer goods, medical device manufacturers, job shops, universities and institutes). No one customer accounted for over 10% of total sales in any of such periods.

Sales, Marketing and Distribution

Rofin-Sinar sells its products in approximately 35 countries through OEMs and to major end-users who have in-house engineering resources capable of integrating the Company's products into their own production systems. Laser sources for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating the Company's products without any substantial involvement by the Company. Laser sources for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit and smart card marking applications). Laser micro products are marketed and sold directly to end-users and to distributors (mainly for jewelry and dental applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component and will often specify to the OEM that it desires a Rofin-Sinar laser. In such cases, the Company's application engineers work directly with the end-user to optimize the application's performance and demonstrate the advantages of the Company's products.

The Company has 87 direct sales engineers operating in 15 countries, of which 25 employees are dedicated to marketing CO2 and Nd:YAG lasers for cutting and welding and 62 are dedicated to marketing laser marking and micro products. In addition, Rofin-Sinar has 12 independent distributors and agents marketing the Company's welding and cutting laser products and laser marking products in Australia, Brazil, Denmark, India, Israel, the Philippines, Thailand, the People's Republic of China, Portugal, Singapore, Spain, Sweden and Finland. The Company directs its worldwide sales and marketing of cutting and welding lasers from its offices in Hamburg, Germany and for laser diode components from Mainz, Germany. Worldwide sales and marketing of laser marking products is directed from the Company's offices in Gunding-Munich, Germany and for laser micro products it is directed from its offices in Starnberg, Germany. U.S. sales of the Company's cutting, welding and micro laser products are managed out of its Plymouth, Michigan facility and for marking products out of its Acton, Massachusetts facility. The Company also maintains a sales office in Phoenix, Arizona to support the expansion of the Company's laser marking business in the North American market. In Europe, Rofin-Sinar also maintains sales and service offices in Italy, France, Spain, the United Kingdom, Netherlands and Belgium. Sales offices are maintained in South Korea, Taiwan and Singapore to cover the Asia/Pacific region (other than Japan).

In Japan the Company's principal distributor is its joint venture with Marubeni Corporation and Nippei Toyama Corporation.


Customer Service and Replacement Parts

During fiscal 2000, 1999 and 1998 approximately 28%, 31% and 27% of the Company's revenues were generated from sales of after-sale services, replacement parts and components for its laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers in its laser products and laser marking and micro systems business. This close relationship is maintained as customers' needs change and evolve. Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded into new geographic regions by providing local service and support. Rofin-Sinar has 210 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's distributors also provide customer service and support.

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

Of Rofin-Sinar's customer service personnel, approximately 145 employees operate in the field in 40 countries. Field service personnel are also involved in the installation of the Company's systems.

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

COMPETITION

Laser Products for Cutting and Welding - Macro

The market for laser products and systems is fragmented, and includes a large number of competitors, many of which are small or privately owned or which compete with Rofin-Sinar on a limited geographic, industry-specific or application-specific basis. The Company also competes in certain target markets with competitors that are part of large industrial groups and have access to substantially greater financial and other resources than the Company. Competition among laser manufacturers includes attracting and retaining qualified engineering and technical personnel. The overall competitive position of the Company will depend upon a number of factors, including product performance and reliability, customer support, manufacturing quality, the compatibility of its products with existing laser systems, and the ability to continue to successfully develop products utilizing the technologies of diode lasers and diode pumped, solid-state lasers.

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

Laser Marking and Micro Products

Significant competitive factors in the laser marking and micro market include system performance and flexibility, cost, the size of each manufacturer's installed base, capability for customer support, and breadth of product line. Because many of the components required to develop and produce a laser product for marking and micro applications are commercially available, barriers to entry into this market are low, and the Company expects new competitive product entries into this market. The Company believes that its product range for marker and micro applications will compete favorably in this market primarily due to the performance and price characteristics of such products.

The Company's products compete in the laser marking market with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. In the micro market the Company's products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro market include Trumpf-Haas, GSI Lumonics, Lasag and Excel/Control Laser.

Rofin-Sinar also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting and marking. The Company believes that as industries continue to modernize, seek to reduce production costs and require more precise and flexible manufacturing, the features of laser-based systems will become more desirable than systems incorporating conventional manufacturing techniques and processes. This increased acceptance of laser applications by industrial users will be enhanced by product line expansion to include lower and higher power C02 lasers, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of diode lasers and diode pumped, solid-state lasers capable of performing heavy industrial material processing and marking and micro applications.

MANUFACTURING AND ASSEMBLY

Rofin-Sinar manufactures and tests its high-power CO2 and Nd:YAG laser products for cutting and welding at its Hamburg, Aschheim-Munich, Germany and Plymouth, Michigan facilities. The Company's laser marking products are manufactured and tested at its facilities in Gunding-Munich, Starnberg, Germany, Singapore and Acton, Massachusetts. The products for micro applications are manufactured and tested in Starnberg, Germany. The diode laser products are manufactured and tested at its Mainz, Germany facility. Low-power CO2 laser products are manufactured and tested in Kingston upon Hull, UK. Coating of the Slab laser electrodes is performed at the Overath, Germany facility.

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

Rofin-Sinar's in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company's finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. The Company minimizes the number of suppliers and component types; however, wherever practicable, it has at least two sources of supply for key items. The Company has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company has reason to believe that it could, if necessary, purchase such components from alternative sources of supply following appropriate qualification of such new vendors. The Company cannot assure, however, that alternative sources of supply could be obtained on as favorable terms.

Rofin-Sinar is committed to meeting internationally recognized manufacturing standards. The Company's Hamburg, Gunding-Munich, Starnberg, and Plymouth facilities are ISO 9001 certified.


RESEARCH AND DEVELOPMENT

During fiscal 2000, 1999 and 1998, Rofin-Sinar's net spending on research and development was $13.0 million, $11.8 million, and $10.0 million, respectively. The Company received funding under German government grants totaling $1.4 million, $1.3 million, and $1.1 million in fiscal 2000, 1999 and 1998, respectively.

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

The Company's research and development activities are carried out in seven centers in Hamburg, Aschheim-Munich, Gunding-Munich, Starnberg and Mainz, Germany, Kingston upon Hull, UK, and Plymouth, Michigan and are centrally coordinated and managed. Rofin-Sinar maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for "Technische Physik" of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Alberta in Canada. Such relationships include funding of research, joint development programs, personnel exchange programs and licensing of patents developed at such institutes.

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

Rofin-Sinar protects its intellectual property in a number of ways including, in certain circumstances, patents. The Company has sought patent protection primarily in Germany and the United States. Some patents have also been registered in other jurisdictions including Great Britain, France, Italy and Japan. The Company currently holds 108 separate patents for inventions relating to lasers, processes and power supplies that expire from calendar 2000 to 2018. In addition, 86 patent applications have been filed and are under review by the patent authorities. Rofin-Sinar requires its employees and certain of its customers, suppliers, distributors, agents and consultants to enter into confidentiality agreements to further safeguard the Company's intellectual property.

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

In July 1996, the Company received notice of an opposition filed by a competitor in the European Patent Office ("EPO") which challenges on a number of grounds one of the two third-party patents licensed by the Company covering certain aspects of its diffusion-cooled CO2 Slab laser. The holder of the patent has filed a response to the opposition, in response to which the party opposing the patent has filed further submissions. The last submission in the matter was made in September 1999. The U.S.-issued counterpart of this patent was previously the subject of a reexamination proceeding in the U.S. Patent and Trademark Office ("PTO"), at the conclusion of which the patent was upheld. While the decision of the PTO is not binding on the EPO, based on the outcome of the U.S. reexamination proceeding and management's review of the arguments made in the opposing party's notice of opposition and subsequent submissions, the Company believes that such notice of opposition is without substantial merit and that the patent will be upheld by the EPO. However, no assurance can be given that there will be a successful outcome for the holder of the patent and therefore for the Company in this opposition proceeding.

From time to time, the Company files notices of opposition to certain patents on laser technologies held by others, including academic institutions and competitors of the Company, which the Company believes could inhibit its ability to develop products in this area. In particular, the Company has a pending notice of opposition in the EPO against a patent held by a competitor which the Company believes conflicts with a third-party patent licensed by the Company covering certain aspects of its diffusion-cooled CO2 Slab laser. The opposition was rejected by the opposition division of the EPO, in May 1997. The Company appealed this decision to the appellate division of the EPO in July 1997. Based on communications from EPO, the Company does not expect any decision to be issued on its appeal until the first half of 2001. No assurance can be given that the Company will be successful in its opposition of the conflicting patent or that the Company will be able to avoid an action by such competitor or others or not be forced to initiate its own actions to protect its proprietary position.

ORDER BACKLOG

The Company's order backlog was $65.6 million, $41.0 million and $35.9 million, as of September 30, 2000, 1999, and 1998, respectively. The Company's order backlog, which contains relatively little service, training and spare parts, represents approximately four months of laser shipments.
The increase in the Company's order backlog from September 30, 1999, to September 30, 2000, was primarily attributable to the adding of the backlog of the acquired Baasel Lasertech group with $24.1 million and the higher order entry for marking of integrated circuits and smart cards in fiscal 2000 in Europe and Asia. The strengthening of the U.S. dollar in fiscal 2000 had a negative impact of approximately $3.7 million on year-to-year order backlog. The increase in backlog from September 30, 1998, to September 30, 1999, was primarily attributable to strong demand for cutting and welding lasers in Europe, especially to the machine tool market, and the increase in demand for semiconductor marking lasers in the second half of fiscal 1999. Exchange rate fluctuations had negligible effect on the change in backlog from September 30, 1998, to September 30, 1999.

An order is booked by Rofin-Sinar when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source product range between 8-16 weeks from the date an order is placed. Orders in backlog are subject to cancellation (subject to penalties), or rescheduling by the customer. The Company's backlog on any particular date is not necessarily indicative of actual sales for any future period.

The Company anticipates shipping the present backlog during fiscal 2001. As the market demand for diode-pumped lasers for marking applications increases the Company will require added manufacturing capacity at the Company's Gunding-Munich, Germany location during the second quarter of fiscal 2001. The Company estimates that the total capital expenditures required to add such manufacturing capacity in Germany would be approximately $300,000.

LASER TECHNOLOGY

The term "laser" is an acronym for "Light Amplification by Stimulated Emission of Radiation". Lasers were first developed in the early 1960s in the United States. A laser consists of an active lasing medium that gives off its own light (radiation) when excited, an optical resonator with a partially-reflective output mirror at one end, a fully-reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium, and an external energy source used to excite the lasing medium. A laser works by causing the energy source to excite (pump) the lasing medium, which converts the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons, as they are reflected between the two mirrors, which form the resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through an output port or "window." By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. The laser produces light from the lasing medium to achieve the desired intensity, uniformity and wavelength through a series of reflective mirrors. The heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology.

EMPLOYEES

At September 30, 2000, Rofin-Sinar had 1,035 full-time employees, of which 711 were in Germany, 170 were in the United States, 28 in France, 32 in Italy, 50 in UK, 9 in Spain, 5 in the Netherlands, 10 in Singapore and 20 in Japan, whereas at September 30, 1999, Rofin-Sinar had 597 full-time employees, of which 398 were in Germany, 101 were in the United States, 15 in France, 23 in Italy, 40 in UK and 20 in Japan.

While the Company's employees are not covered by collective bargaining agreements and the Company has never experienced a work stoppage, slowdown or strike, the Company's employees at its Hamburg, Gunding-Munich and Starnberg facilities are each represented by a seven-person works council. Additionally, Hamburg and Gunding-Munich are represented by a four-person central works council. Matters relating to compensation, benefits and work rules are negotiated and resolved between management and the works council for the relevant location. The Company considers its relations with its employees to be excellent.

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

RISK FACTORS

Downturns in the machine tool, automotive and semiconductor/electronics industries may have, in the future, a material adverse effect on our sales and profitability.

Our business depends substantially upon capital expenditures by manufacturers in the machine tool, automotive and semiconductor/electronics industries. We estimate that approximately 67% of our sales during fiscal 2000 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which in turn depend upon the market demand for their products. Our net sales and results of operations may be materially adversely affected if downturns or slowdowns in the machine tool, automotive, and semiconductor/electronics industries occur in the future.

We depend on the ability of our OEM-customers to incorporate our laser products into their systems.

Our net sales depend in part upon the ability of our OEM-customers to develop and sell systems that incorporate our laser products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors affecting these OEM-customers could have a substantial impact upon our financial results. No assurances can be given that our OEM-customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

We experienced in the past, and expect to experience in the future, fluctuations in our quarterly results. These fluctuations may increase the volatility of our stock price.

We have experienced and expect to continue to experience some fluctuations in our quarterly results. We believe that fluctuations in quarterly results may cause the market price of its common stock to fluctuate, perhaps substantially. Factors which may have an influence on our operating results in a particular quarter include:

*   the timing of the receipt of orders from major customers,
*   product mix,
*   competitive pricing pressures,
*   the relative proportions of domestic and international sales,
* our ability to design, manufacture and introduce new products on a cost-effective and timely basis,
* the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities.

In addition, our backlog at any given time is not necessarily indicative of actual sales for any succeeding period. As our delivery schedule ranges from one week to six months, our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Accordingly, our results of operations are subject to significant fluctuations from quarter to quarter. See also "Business-Order Backlog."

Other factors which we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by us or our competitors, developments with respect to intellectual property and shortfalls in the Company's operations relative to analysts' expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor/electronics and automotive industries, may adversely affect the market price of our common stock.

A high percentage of our sales are overseas and our results are therefore subject to the impact of exchange rate fluctuations

Although we report our results in U.S. dollars, approximately 70% of our sales are denominated in other currencies, including the Euro, British pounds, Singapore dollars and Japanese yen. The fluctuation of the Euro and the other functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

We also face transaction risk from fluctuations in exchange rates between the various currencies in which we do business. We believe that a certain portion of the transaction risk of our operations in multiple currencies is mitigated by our hedging activities, utilizing forward exchange contracts and forward exchange options. We also continue to borrow in each operating subsidiary's functional currency to reduce exposure to exchange gains and losses. However, there can be no assurance that changes in currency exchange rates will not have a material adverse effect on our business, financial condition and results of operations.

The markets for our products are highly competitive. This competition requires us to continue a high level of investment in engineering, research and development, marketing and customer service in order to be able to maintain our competitive position.

The laser industry is characterized by significant price and technical competition. Our current and proposed laser products and laser marking and micro products compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than us. We believe that competition will be particularly intense in the CO2, diode laser and Nd:YAG solid-state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the marketplace will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entry in this market. To maintain our competitive position in this market, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make such investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. See also "Business-Competition."

Our future growth and competitiveness depend upon our ability to develop new and enhanced products to meet market demand and to integrate the acquired Based Lasertech group to substantially increase our market share for laser marking products.

If we are to increase our laser sales in the near term, such sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of our competitors or their products. To date, a substantial portion of the Company's revenue has been derived from sales of high-powered CO2 laser sources and more recently solid-state laser sources. In order to meet increasing market demand, we intend to devote substantial resources to:

*    broadening our low-power CO2 Slab laser product range,
* increasing the output power of our diffusion-cooled CO2 Slab laser sources, diode lasers and diode-pumped Nd:YAG solid-state laser products,
* developing low-power CO2 Slab lasers with broadened output powers to offer the full range of low-power CO2 lasers,

* continuing to reduce the manufacturing costs of its diffusion-cooled CO2 Slab lasers to achieve more attractive pricing, and
* increasing the output power of our high power, diode-pumped Nd:YAG solid state lasers.

A large part of our growth strategy depends upon being able to integrate the acquired Baasel Lasertech group and streamline the existing laser marking product portfolio to increase substantially our market share for laser marking products, particularly in the United States.

If we are unable to implement our strategy to develop new and enhanced products in the way described above and to integrate the Baasel Lasertech group and streamline the laser marking product portfolio, we may not be able to increase our revenues. As a result, our business, operating results and financial condition could be adversely affected. No assurance can be given that we will successfully implement our business strategy or that any of the newly developed or enhanced products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See also
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - The Company's Laser Products".

While there are currently no commitments with respect to any future acquisitions, our business strategy includes the expansion of its products and services, which may be effected through acquisitions. We, from time to time, review various opportunities to acquire businesses, technologies or products complementary to the Company's present business. There can be no assurance that we will be able to integrate any acquired business effectively or that any acquisition will result in long-term benefits to us.

Our failure to avoid litigation for infringement or misappropriation of propriety rights of third parties or to protect our propriety technology could result in a loss of revenues and profits.

We, from time to time, receive notices from third parties alleging infringement of such parties' patent or other proprietary rights by our products. While such notices are common in the laser industry and the Company has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling our products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers and a license were not made available to us on commercially reasonable terms, we would be adversely affected.

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products. We currently hold 108 United States and foreign patents on our laser sources, which expire, from calendar 2000 to 2018. In addition, 86 patent applications have been filed and are under review by the patent authorities.

There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by the Company or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.
See also "Business - Intellectual Property".

Our inability to efficiently manage the risks associated with our international operations could adversely affect our business.

Our products are currently marketed in approximately 35 countries, with Germany, the rest of Europe, the United States and the Asia/Pacific region being the Company's principal markets. Sales in our principal markets are subject to risks inherent in international business activities, including the general economic conditions in each such country, overlap of differing tax structures, management of an organization spread over various jurisdictions, unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations such as import and export licensing requirements and trade restrictions. Our failure to manage the risks associated with our international business operations could have a material adverse effect on our sales and profitability. The business and operations of our principal subsidiary, RSL, are primarily subject to the changing economic and political conditions prevailing in Germany. Although productivity in Germany is generally high, labor costs, corporate taxes and employee benefit expenses are high and weekly working hours are shorter in Germany compared to the rest of the European Union, the United States and Japan.

Countries in the Asia/Pacific region, including Japan, have experienced weaknesses in their currency, banking and equity markets. As the Asia/Pacific market currently represents approximately 18% of our revenues, these weaknesses could adversely affect consumer demand for our product, the U.S. dollar value of our foreign currency denominated sales, and ultimately our consolidated results of operations.

The "Euro" is a new legal currency being introduced by certain European Union member states. On January 1, 1999, eleven European countries established fixed conversion rates between their existing currencies (legacy currencies) and the Euro. As of that date, the legacy currencies of such countries are not directly convertible into each other; instead a legacy currency must be converted into the Euro, which then can be converted into a target legacy currency. The legacy currencies and the Euro will both be used through June 30, 2002, after which the legacy currencies will be withdrawn. Our review indicates that our information systems can operate in the "Euro only" environment.

We are currently unable to determine the ultimate long-term financial impact of the exclusive use of the Euro on our markets and on the economies of the countries in which we operate. This impact will depend upon the evolving competitive situations and macro-economic impact of the introduction of the Euro.

ITEM 2.     PROPERTIES

The Company's manufacturing facilities include the following:

                           Owned or      Size
Location of Facility        Leased     (sq. ft.)   Primary Activity
------------------------  ----------  -----------  --------------------------
Hamburg, Germany   	         Owned       110,840    CO2 lasers, Nd:YAG lasers
Starnberg, Germany          Leased	       78,735    Laser marking and micro
                                                   products, power supplies
Plymouth, Michigan          	Leased       58,075    CO2 lasers
Gunding-Munich, Germany     Leased	       54,757    Nd:YAG lasers, laser
                                                   marking products
Kingston upon Hull,
  United Kingdom            Leased       48,504	    Low-power CO2 lasers
Aschheim-Munich, Germany    Leased       23,080    CO2 lasers
Acton, Massachusetts        Leased       20,000    Laser marking products
Mainz, Germany              Leased       19,142    Diode lasers & components
Overath, Germany            Leased       14,447	    Coating of materials
Sakai Atsugi-shi, Japan     Leased       11,245    CO2 lasers
Singapore                   Leased        6,047    Laser marking products

* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.

The Company's leases of its facilities in Plymouth, Michigan expire in 2001 (with renewal options until 2002). The Kingston upon Hull, United Kingdom facility lease expires in 2007, with an option to purchase the facility in June 2002. The Gunding-Munich, Germany facility lease expires in 2005 and 2007, with an optional yearly notice of termination. The leases on its Japanese facilities in Atsugi-shi expire in 2001 with a renewal option for three years. The Mainz, Germany facility lease expires in 2001 and the Overath, Germany facility leases expire in 2003 and 2004. The Singapore facility lease expires in 2003, with a renewal option for three years. The Starnberg, Germany main facility is leased until 2017, including a clause to terminate the lease contract within a two-year notice period during the contract period. The Aschheim-Munich, Germany facility lease expires in 2010, with a renewal option until 2015. The leases on its U.S. facilities in Acton, Massachusetts, expire in 2001 with a renewal option for five years.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Aschheim-Munich, Starnberg, Gunding-Munich, Mainz, Kingston upon Hull and Plymouth locations. The Company also maintains sales and service offices worldwide, all of which are leased.

The Company believes that its existing facilities, together with the building addition under construction in Gunding, Germany, are adequate to meet its currently projected needs for the next 12 months and that suitable additional or alternative space would be available, if necessary, in the future on commercially reasonable terms. The Company expects to make additional capital expenditures to support its diode laser and diode pumped, solid-state laser development activities in Germany.

ITEM 3.     LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 2000.



PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market under the symbol RSTI. The table below sets forth the high and low sales prices of the Company's common stock for each quarter ended during the last two years as reported by the National Association of Securities Dealers, Inc.:

                                                 Common Trade Prices
                                                ---------------------
        Quarter ended                              High        Low
        ---------------------                   ----------  ---------
        December 31, 1998                        $ 11 3/8    $ 7 1/16
        March 31, 1999                           $ 12 7/8    $ 6 1/2
        June 30, 1999                            $  9 1/8    $ 5 1/4
        September 30, 1999                       $  8        $ 6 1/8
        December 31, 1999                        $  8 1/2    $ 6
        March 31, 2000                           $ 17        $ 7 1/16
        June 30, 2000                            $ 14 3/4    $ 9
        September 30, 2000                       $ 16        $ 9 3/4


At December 18, 2000, the Company had approximately eleven holders of record of its common stock and 11,542,700 shares outstanding. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2000. The information sets forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this annual report.

                                           Year ended September 30,
                                --------------------------------------------
                                  2000     1999     1998     1997     1996
                                -------- -------- -------- -------- --------
                                    (in thousands, except share amounts)
STATEMENT OF INCOME DATA:
Net sales                       $171,187 $124,024 $117,583 $129,393  $115,903
Cost of goods sold               106,890   82,230   74,476   82,982    72,096
Gross profit                      64,297   41,794   43,107   46,411    43,807
SG&A expenses                     29,593   23,706   22,315   22,101    21,246
Amortization expense               1,701      341      341       --        --
R&D expenses                      12,953   11,808    9,960    9,727     9,335
Special charge                     2,812       --       --    1,350        --
Income from operations            17,238    5,939   10,491   13,233    13,226
Net interest expense (income)        637    ( 702) (   759)  (  854)    1,010
Income before income taxes        16,079    6,875   11,799   14,712    12,244
Net tax expense                    8,202    3,242    5,118    5,758     4,956
Net income                         7,877    3,633    6,681    8,954     7,288
Net income per common
  share - Basic                     0.68      0.32     0.58    0.78      0.84
Net income per common
  share - Diluted                   0.68      0.32     0.58    0.77      0.84
Shares used in computing net
  income per share - Basic        11,538    11,527   11,517  11,505     8,632
Shares used in computing net
  income per share - Diluted      11,622    11,527   11,615  11,606     8,639

OPERATING DATA (as percentage of sales):
Gross profit                        37.6%    33.7%    36.7%   35.9%     37.8%
SG&A expenses                       17.3%    19.4%    19.3%   17.1%     18.3%
R&D expenses                         7.6%     9.5%     8.5%    7.5%      8.1%
Income from operations              10.1%     4.8%     8.9%   10.2%     11.4%
Income before income taxes           9.4%     5.5%    10.0%   11.4%     10.6%


BALANCE SHEET DATA:
Working capital                 $  62,648 $ 73,734 $ 67,119 $55,007  $ 56,138
Total assets                      218,414  147,213  143,742 132,189   133,147
Line of credit and loans           74,921   27,271   22,703  18,569    24,780
Stockholders' equity               90,719   90,676   90,765  81,925    78,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. ("Rofin-Sinar", or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

During fiscal year 2000, approximately 56% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 44% were from sales and servicing of laser products for marking and micro applications.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH (Baasel Lasertech) through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for 44.3 million Euro in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition, and accordingly the accompanying results of operations include the results of Baasel Lasertech for only the 20 week period subsequent to the date of acquisition. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories, which will be discontinued.

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
                                             Fiscal Year Ended September 30,
                                             ------------------------------
                                               2000       1999       1998
                                             --------   --------   --------
Net sales                                      100%        100%      100%
Cost of goods sold                              62%         66%       63%
Gross profit                                    38%         34%       37%
Selling, general and administrative expenses    17%         19%       19%
Research and development expenses                8%         10%        9%
Special charge                                   2%          0%        0%
Income from operations                          10%          5%        9%
Income before income taxes                       9%          6%       10%
Net income                                       5%          3%        6%

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales - Net sales of $171.2 million represent an increase of $47.2 million and 38%, over the prior year. The increase resulted from an increase in net sales of $35.9 million, or 39%, in Europe/Asia and an increase of $11.2 million, or 36%, in the United States, as compared to the prior year. The U.S. dollar strengthened against foreign currencies which had an unfavorable effect on net sales of $13.3 million. Net sales of laser products for cutting and welding applications increased by 8% to $95.2 million, over the prior year. The Baasel Lasertech acquisition accounted for $4.1 million, or 58% of the increase in net sales of laser products for cutting and welding. Net sales of lasers for marking and micro applications increased by 111% to $76.0 million compared to fiscal 1999. In fiscal 2000, $23.2 million, or 58% of the increase in marking and micro revenue was due to the Baasel Lasertech acquisition and $16.8 million, or 42% was mainly to the high demand for laser markers in the semiconductor and electronics industry and higher shipments to the Asian markets.

Gross Profit - The Company's gross profit of $64.3 million increased by $22.5 million and 54%, over the prior year. As a percentage of sales gross profit increased from 34% to 38%. The higher percentage margin in fiscal 2000 was primarily a result of favorable product mix, with a shift to higher margin marking lasers and lower warranty costs. Gross profit was unfavorably affected by $5.1 million in fiscal 2000 due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $5.7 million or 24% to $29.6 million, compared to fiscal 1999 primarily due to the Baasel Lasertech acquisition. As a percentage of net sales selling, general and administrative expenses decreased by 2% from 19% to 17%.

Research and Development - The Company spent net $13.0 million on research and development, this represents an increase of 10% or $1.1 million over fiscal 1999, mainly related to the Baasel Lasertech acquisition. Gross research and development expenses for fiscal 2000 and 1999 were $14.4 million and $13.1 million, respectively, and were reduced by $1.4 million and $1.3 million of government grants during the respective periods.

Special Charge - In connection with the acquisition of Baasel Lasertech, the companies have consolidated certain product lines. As a result, certain inventories related to product lines, which will be discontinued, have been written off. Therefore, the Company expensed $2.8 million, or 2% of net sales, in fiscal year 2000.

Income Tax Expense - Income tax expense of $8.2 million in fiscal 2000 and $3.2 million in fiscal 1999 represent effective tax rates of 51.0% and 47.2%, respectively. The increase in effective tax rate was due primarily to higher amounts of nondeductible goodwill and a higher portion of current year profit generated in tax jurisdictions, such as Germany, with higher statutory tax rates.

Net Income - As a result of the foregoing factors, the Company's net income of $7.9 million ($0.68 per diluted share) in fiscal 2000 increased by $4.3 million over the prior year's net income of $3.6 million ($0.32 per diluted share). The effect of currency translation was to decrease net income by $0.8 million, or 9%, of fiscal 2000 net income.

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

Research and Development Expenses - Research and development expenses of $11.8 million increased $1.8 million, or 4%, over fiscal 1998. As a percentage of sales, research and development expenses rose from 9% to 10%. Research and development expenses are incurred primarily in European currencies and are net of government grants. Gross research and development expenses for fiscal 1999 and 1998 were $13.1 million and $11.1 million, respectively, and were reduced by $1.3 million and $1.1 million of government grants during the respective periods. The increase in gross spending in fiscal 1999 was primarily due to development of high powered, diode pumped, solid-state lasers in Germany and low-power CO2 Slab lasers at Rofin-Sinar UK. Current year research and development spending includes a $2.7 million outlay towards the Company's diode pumped, solid-state laser program.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity at September 30, 2000 were cash and cash equivalents of $29.0 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $20.9 million (translated at the applicable exchange rate at September 30, 2000). As of September 30, 2000, $13.5 million was borrowed against the Deutsche Bank facility and $9.8 million from other lines of credit. Therefore, $22.6 million is unused and available under our lines of credit.

The Company funded the acquisition and the refinancing of the existing debt of Baasel Lasertech by utilizing its own cash and by borrowing $51.7 million on new credit facilities. On December 15, 2000, the Company refinanced the $51.7 million with both short and long-term borrowings (see Note 6).

Cash and cash equivalents decreased by $7.8 million during fiscal 2000. Approximately $6.1 million in cash and cash equivalents were provided by operating activities, primarily as the result of the increase in net income but offset by an increase in inventory and accounts receivable.

Uses of cash from investing activities totaled $41.8 million for the twelve months ended September 30, 2000 and was due primarily to the acquisition of Baasel Lasertech ($38.0 million) and various additions to property and equipment ($3.9 million)related to the business expansion.

Net cash provided by financing activities totaled $29.0 million, which was related to current period bank borrowings of $51.7 million, for the acquisition of Baasel Lasertech, and repayments of $22.4 million.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under its credit facilities, will provide adequate resources to meet its capital requirements and operational needs at least through 2001.

Currency Exchange Rate Fluctuations

Although the Company reports its Consolidated Financial Statements in U.S. dollars, approximately 70% of its sales are denominated in other currencies, primarily German marks, as well as French francs, Italian lire, British pounds, Singapore dollars, Dutch guilders and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to United States dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity had the effect of decreasing total equity by $12.6 million at September 30, 2000 as compared to $4.7 million at September 30, 1999. This change arose primarily from the strengthening of the U.S. dollar against the Euro and the other functional currencies of the Company's operations during fiscal 2000, and reflect the fact that a high portion of the Company's capital is invested in its German operations, whose functional currency is the German mark.

The fluctuation of the German mark and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 2000, 1999 and 1998 net sales, gross profit and income from operations.

                     ----------------- ----------------- -----------------
                        Fiscal 2000       Fiscal 1999       Fiscal 1998
                     ----------------- ----------------- -----------------
                              At 1999           At 1998           At 1997
                              Exchange          	Exchange          Exchange
                      Actual   Rates    Actual   Rates    Actual   Rates
                     -------- 	-------- -------- -------- -------- --------
                                         (in millions)

Net sales             $171.2  $ 184.5  $ 124.0  $ 123.5  $ 117.6  $ 123.3
Gross profit            64.3     69.4     41.8     41.5     43.1     45.3
Income from operations  17.2     19.5      5.9      5.7     10.5     11.2

Between fiscal 1999 and 2000, the Euro weakened against the U.S. dollar by approximately 14.4%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $13.3, $5.1 and $2.3 million, respectively. Between fiscal 1998 and 1999, the German mark yearly average did not change against the U.S. dollar. However, the Japanese yen, during the same period, strengthened against the U.S. dollar by approximately 11%. The impact of this strengthening of the Japanese yen was to increase net sales, gross profit and income from operations by $0.5, $0.3 and $0.2 million, respectively. Between fiscal 1997 and 1998, the German mark weakened against the U.S. dollar by approximately 6.7%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $5.7, $2.2 and $0.7 million, respectively.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133" and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments - an Amendment of FASB Statement No. 133". As a result of SFAS 137, SFAS 133 and SFAS 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted this standard as of October 1, 2000, with no material impact on its financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The Company is in the process of evaluating SAB 101 but believes that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

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

Interest Rate Sensitivity

As of September 30, 2000, the Company maintained a cash equivalents portfolio of $15.4 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10% interest income would increase or decrease by $0.2 million, accordingly.

At September 30, 2000, the Company had $68.9 million of annually adjusted interest rate debt and $6.1 million of fixed rate debt (of which $5.4 million is due in 2001, $0.5 million is due in 2003 and $0.2 million in 2009). A 10% change in the average cost of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.8 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2000, the Company held Japanese yen forward contracts with notional amounts of 1.7 million German marks and $0.3 million U.S. dollars. Additionally, the Company held German mark forward exchange options with a notional amount of $0.9 million. The gains or losses resulting from a 10% change in currency exchange rates would not be material.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders to be held in March 2001, and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the "Executive Compensation and Related Information" section of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders to be held in March 2001, and is incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders to be held in March 2001, and is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain
Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 2001 Annual Meeting of Stockholders to be held in March 2001, and is incorporated by reference herein.

                                  PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.    1. Consolidated Financial Statements

         The following financial statements are filed as part of this annual report.

         Independent Auditors' Report                                   F-1

         Consolidated Balance Sheets as of September 30, 2000 and 1999  F-2

         Consolidated Statements of Operations for the years ended
         September 30, 2000, 1999, and 1998                             F-3

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the years ended
         September 30, 2000, 1999, and 1998                             F-4

         Consolidated Statements of Cash Flows for the years ended
         September 30, 2000, 1999, and 1998                             F-5

         Notes to Consolidated Financial Statements                     F-6

      2. Financial Statement Schedules

         Independent Auditors' Report                                   F-24

         Schedule II - Valuation and Qualifying Accounts                F-25

         Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

      3. Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

b. Reports on Form 8-K

      During the third quarter ended June 31, 2000, the Company filed a Current Report on Form 8-K with the SEC dated May 25, 2000.

      The Company amended this filing by filing a Form 8-K/A with the SEC on May 26, 2000 and July 24, 2000.

EXHIBIT
NUMBER     DESCRIPTION
-------  -------------------------------------------------------------------
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

10.17 Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*)

10.18 English Translation of Acquisition Agreement, dated as of April 29, 2000, by and between Mannessmann Demag Krauss-Maffei AG and Rofin-
         Sinar Laser GmbH   (***)

10.19    English Translation of Option Agreement between Carl Baasel and
         Rofin-Sinar Laser GmbH   (+)

10.20    Lease  Agreement between Carl Baasel and Rofin-Sinar Laser GmbH  (+)

11.1     Statement of earnings per share

21.1     List of Subsidiaries of the Registrant

27.1     Financial Data Schedule for fiscal year ended September 30, 2000



----------------------------------------------------------------------------
(*) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**) Incorporated by reference to the exhibit filed with the Company's Quarterly Report for the period ended March 31, 1998.

(***) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8k/A filed with the Securities and Exchange Commission on May 25, 2000.

(+)      To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   December 22, 2000            ROFIN-SINAR TECHNOLOGIES INC.

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

      SIGNATURE                      TITLE                     DATE
---------------------    -----------------------------    -----------------

/s/  Peter Wirth         Chairman of the Board of         December 22, 2000
---------------------    Directors, Chief Executive
     Peter Wirth         Officer and President

/s/  Hinrich Martinen    Executive Vice President,        December 22, 2000
---------------------    Research and Development/
     Hinrich Martinen    Operations, Chief Technical
                         Officer and Director

/s/  Gunther Braun       Executive Vice President,        December 22, 2000
---------------------    Finance and Administration,
     Gunther Braun       Chief Financial Officer,
                         Principal Accounting Officer
                         and Director

/s/  William Hoover      Director                         December 22, 2000
---------------------
     William Hoover

/s/  Ralph Reins         Director                         December 22, 2000
---------------------
     Ralph Reins

/s/  Gary Willis         Director                         December 22, 2000
---------------------
     Gary Willis

/s/  Carl F. Baasel      Director                         December 22, 2000
---------------------
     Carl F. Baasel

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Detroit, Michigan
November 3, 2000, except for Note 6,
which is dated December 15, 2000

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)


                                                           September 30,
                                                     -----------------------
                                                         2000         1999
                                                     ----------   ----------
ASSETS
Current Assets:
    Cash and cash equivalents                        $  28,973    $  36,805

    Accounts receivable, trade                          53,259       37,296
    Less allowance for doubtful accounts              (  1,957)    (  1,207)
                                                     ----------   ----------
        Trade accounts receivable, net                  51,302       36,089

    Accounts receivable, related party                       8           35
    Other accounts receivable                            2,021          866
    Inventories (note 2)                                56,584       40,314
    Prepaid expenses                                       577          299
    Deferred income tax assets - current (note 9)        5,673        3,714
                                                     ----------   ----------
         Total current assets                          145,138      118,122

Property and equipment, at cost (note 3)                38,991       40,484
    Less accumulated depreciation                      (18,411)    ( 18,572)
                                                     ----------   ----------
         Property and equipment, net                    20,580       21,912

Deferred income tax assets - noncurrent (note 9)         1,769        2,341
Goodwill, net (note 4)                                  50,343        4,373
Other assets                                               584          465
                                                     ----------   ----------
         Total assets                                $ 218,414    $ 147,213
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit (notes 6 and 7)                   $  34,749    $  19,984
    Accounts payable, trade (note 12)                   16,297        6,917
    Income taxes payable (note 9)                        4,580        1,058
    Accrued liabilities (notes 5 and 12)                26,864       16,429
                                                     ----------   ----------
        Total current liabilities                       82,490       44,388

Long-term debt (notes 6 and 7)                          40,172        7,287
Pension obligations (note 10)                            4,180        4,279
Minority interests                                         844          513
Other long-term liabilities                                  9           70
                                                      ---------    ---------
        Total liabilities                              127,695       56,537

Commitments and contingencies (note 8)
Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
        none issued or outstanding                          --           --
    Common stock, $0.01 par value, 50,000,000 shares
        authorized, 11,538,200 (11,527,400 at
        September 30, 1999) shares issued
        and outstanding                                     115         115
    Additional paid-in capital                           76,049      75,956
    Retained earnings                                    27,145      19,268
    Accumulated other comprehensive income            (  12,590)   (  4,663)
                                                      ----------  ----------
        Total stockholders' equity                       90,719      90,676
                                                      ----------  ----------
        Total liabilities and stockholders' equity    $ 218,414   $ 147,213
                                                      ==========  ==========

See accompanying notes to consolidated financial statements

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
             (dollars in thousands, except per share amounts)

                                                  Years ended September 30,
                                              -------------------------------
                                                 2000       1999      1998
                                              ---------- ---------- ---------
Net sales                                     $ 171,187  $ 124,024  $117,583
Cost of goods sold                              106,890     82,230    74,476
                                              ---------- ---------- ---------
     Gross profit                                64,297     41,794    43,107
                                              ---------- ---------- ---------

Selling, general, and administrative expenses    29,593     23,706    22,315
Research and development expenses                12,953     11,808     9,960
Goodwill amortization                             1,701        341       341
Special charge (note 1)                           2,812         --        --
                                              ---------- ---------- ---------
     Income from operations                      17,238      5,939    10,491

Other expense (income):
     Interest, net (note 12)                        637    (   702)  (   759)
     Minority interest                              757         78       111
     Miscellaneous                             (    235)   (   312)  (   660)
                                              ---------- ---------- ---------
         Total other expense (income), net        1,159    (   936)  ( 1,308)
                                              ---------- ---------- ---------
         Income before income taxes              16,079      6,875    11,799

Income tax expense (note 9)                       8,202      3,242     5,118
                                              ----------  --------- ---------
         Net income                           $   7,877   $  3,633  $  6,681
                                              ==========  ========= =========

Net income per share (note 11):
Basic                                         $    0.68   $   0.32  $   0.58

Diluted                                       $    0.68   $   0.32  $   0.58
                                              ==========  ========= =========

Weighted average shares used in computing net income per share (note 11):

Basic                                        11,538,200 11,527,400 11,516,631

Diluted                                      11,621,889 11,527,400 11,614,692
                                             ========== ========== ==========


See accompanying notes to consolidated financial statements

            ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              Years ended September 30, 1998, 1999, and 2000
                         (dollars in thousands)

Accumulated
                                              Common     Additional
Other          Total
                                               Stock       Paid-in
Retained    Comprehensive Stockholders'
                                             Par Value     Capital
Earnings     Income(loss)    Equity
                                           ------------  ------------  ------
------  ------------  ------------
BALANCES at September 30, 1997                   $ 115     $ 75,666        $
8,954    $ ( 2,810)      $ 81,925
  Comprehensive income:
  Foreign currency translation adjustment           --           --
--        1,964          1,964
  Net income                                        --           --
6,681           --          6,681

------------
Total comprehensive income
8,645

Common stock issued                                 --          195
--	           --            195
                                          	 ------------  ------------  ------
------  -----------   ------------
BALANCES at September 30, 1998              $      115   $   75,861     $
15,635    $  (  846)     $  90,765
  Comprehensive income:
  Foreign currency translation adjustment           --           --
--      ( 3,817)       ( 3,817)
  Net income                                        --           --
3,633           --          3,633

------------
Total comprehensive income (loss)
( 184)

Common stock issued                                 --           95
--           --             95
                                          	 ------------  ------------  ------
------  ------------  ------------
BALANCES at September 30, 1999               $     115   $   75,956     $
19,268    $  ( 4,663)    $  90,676
  Comprehensive income:
  Foreign currency translation adjustment           --           --
--       ( 7,927)     (  7,927)
  Net income                                        --           --
7,877            --         7,877

------------
Total comprehensive income (loss)
(50)

Common stock issued                                 --           93
--            --            93
                                          	 ------------  ------------  ------
------  ------------  ------------
BALANCES at September 30, 2000               $     115   $   76,049    $
27,145    $ ( 12,590)    $  90,719
                                           ============  ============
============  ============  ============

See accompanying notes to consolidated financial statements

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                        (dollars in thousands)


                                                    Years ended September 30,
                                                   --------------------------
                                                     2000     1999     1998
                                                   -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 7,877  $ 3,633    6,681
  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                    4,883     3,085   2,512
    Issuance of restricted stock                        33        42      63
    Provision for doubtful accounts                    672       182     148
    Loss on disposal of property and equipment         115        21       2
    Deferred income taxes                            ( 864)     ( 65)    831
    Increase in minority interest                      757       208     400
    Change in operating assets and liabilities:
       Trade accounts receivable                   (14,256)  ( 3,876)( 5,846)
       Other accounts receivable                      (375)      696  (1,040)
       Inventories                                 ( 5,650)  ( 3,897) (8,339)
       Prepaid expenses and other                  (    56)  (    46)    242
       Accounts payable, trade                       5,102       614   1,352
       Income taxes payable                          3,769   ( 1,942)( 2,902)
       Accrued liabilities and pension obligations   4,076     2,107      53
                                                   -------- -------- --------
Net cash provided by (used in) operating activities  6,083       162 ( 5,843)
                                                   -------- -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              ( 3,923)  ( 2,313)( 3,525)
  Proceeds from the sale of property and equipment     186        66      37
  Acquisition of business, net of cash acquired    (38,041)       --      --
  Investment in subsidiaries                            --     ( 165)     --
  Goodwill                                              --        --     376
                                                   -------- -------- --------
  Net cash used in investing activities            (41,778)  ( 2,412)( 3,112)
                                                   -------- -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from bank                              51,683    23,552   4,003
  Repayments to bank                               (18,899)  (19,182)     --
  Repayments to related party                      ( 3,461)       --    (942)
  Payment to subsidiary's minority shareholders       (419)       --      --
  Other                                                 89        52     132
                                                   -------- -------- --------
  Net cash provided by financing activities         28,993     4,422   3,193
                                                   -------- -------- --------
Effect of foreign currency translation on cash     ( 1,130)  (   241)(   107)
                                                   -------- -------- --------

Net increase (decrease)
  in cash and cash equivalents                      (7,832)   1,931  ( 5,869)
Cash and cash equivalents at beginning of year      36,805   34,874   40,743
                                                  -------- -------- --------
Cash and cash equivalents at end of year          $ 28,973 $ 36,805 $ 34,874
                                                  ======== ======== ========

Cash paid during the year for interest            $  2,217 $    756 $    777
                                                  ======== ======== ========
Cash paid during the year for income taxes        $  4,954 $  5,534 $  6,921
                                                  ======== ======== ========


See accompanying notes to consolidated financial statements

             ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1998, 1999, and 2000
                         (dollars in thousands)

1.  SUMMARY OF ACCOUNTING POLICIES

(a) Description of the Company and Business

The primary business of Rofin-Sinar is to develop, manufacture and market industrial lasers and supplies used for material processing applications. The majority of the Company's customers are in the machine tool, automotive, semiconductor/electronics industries and are located in the United States, Europe, and Asia. For the year ended September 30, 2000, Rofin-Sinar generated approximately 72% of its revenues from the sale of new lasers and laser systems and approximately 28% from aftermarket support for the Company's existing laser products.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin-Sinar" or "the Company") and its wholly owned subsidiaries. Rofin-Sinar consists of Rofin-Sinar, Inc. ("RSI") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999 owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 80% of Dilas Diodenlaser GmbH ("Dilas") and 73.88% of Rofin-Sinar UK Ltd. ("RS UK"). RSL includes the consolidated accounts of its 99.97% owned subsidiary, Rofin-Sinar France S.A.; its 94.19% owned subsidiary Rasant-Alcotec Beschichtungstechnik GmbH; its 90.65% owned subsidiary Rofin-Sinar Italiana S.r.l.; its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation); and its 90.01% owned subsidiary Carl Baasel Lasertechnik GmbH ("CBL"). CBL includes the consolidated accounts of its 99% owned subsidiary Rofin-Baasel Espana S.A.; its 90% owned Baasel Lasertech France S.A.R.L.; and its wholly owned subsidiaries Baasel Lasertech Italia S.r.l.; Baasel Lasertech U.K. Ltd.; Rofin-Baasel Benelux B.V.; Rofin-Baasel Singapore Pte Ltd; Rofin-Baasel Inc; Wegmann-Baasel Laser und elektrooptische Gerate GmbH and PMB Elektronik GmbH. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Acquisitions

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH (Baasel Lasertech) through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for 44.3 million Euro in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition, and accordingly the accompanying results of operations include the results of Baasel Lasertech for the period subsequent to the date of acquisition. The fair value of tangible assets acquired and liabilities assumed approximated $34.5 million and $39.1 million, respectively. Goodwill and other intangibles, resulting from the acquisition, were $46.5 million and are being amortized over a period aggregating approximately 15 years. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories, which will be discontinued.

In addition to the 90.01% of share capital owned by the Company, the Company and the minority shareholder are parties to a put/call option agreement for the remaining 9.99% of share capital held by the minority shareholder for a fixed price of 12.3 million German marks. Accordingly the accompanying financial statements present Baasel Lasertech as if it was 100% owned.

Pro-forma financial information as if the Baasel Lasertech acquisition occurred at the beginning of the respective fiscal years, is as follows:

                                                  2000        1999
                                               ----------  ----------
  Pro-forma sales                              $ 208,563   $ 192,401
  Pro-forma net income                         $   1,468   $(     30)
  Pro-forma earnings per share - BASIC           $  0.13     $  0.00
  Pro-forma earnings per share - DILUTED         $  0.13     $  0.00

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

(c) Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less as well as taxable and tax-exempt variable rate demand obligations, which are redeemable upon a five day minimum notice. Interest income was $2,354, $1,697, and $1,579 for the years ended September 30, 2000, 1999, and 1998, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

(d) Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods.

 (e) Property and Equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives, except for leasehold improvements, which are amortized over the lesser of their estimated useful lives or the term of the lease. The methods of depreciation are straight line for financial reporting purposes and accelerated for income tax purposes. Depreciable lives for financial reporting purposes are as follows:

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

(f) Goodwill

Goodwill, which represents the excess of purchase price over the fair value of the net assets acquired, in a purchase business combination, is amortized on a straight-line basis over 15 years. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flow using a discount rate reflecting the Company's average cost of funds. The Company believes that no impairment exists at September 30, 2000.

(g) Revenue Recognition

Product revenues are recorded at the time of delivery or factory acceptance by the customer. Spare parts sales are recorded at the time of shipment and service revenues are recognized when performed. Maintenance service contracts are billed in advance as deferred revenue and are recognized as the service is performed.

(h) Income Taxes

Income taxes are accounted for under the asset and liability method.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(i) Accounting for Warranties

The Company issues a standard warranty of one year for parts and labor on lasers that are sold. Additionally, extended warranties are negotiated on a contract-by-contract basis. The Company provides for estimated warranty costs as products are shipped.

(j) Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", the assets and liabilities of the Company's operations outside the United States are translated into U.S. dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated using a weighted average exchange rate during the period. Gains or losses resulting from translating foreign currency financial statements are recorded as a separate component of stockholders' equity. Gains or losses resulting from foreign currency transactions are included in net income.

(k) Net Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options).

(l) Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income.

(m) Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government grants of $1,377, $1,293, and $1,145 received for the years ended September 30, 2000, 1999, and 1998, respectively. The Company has no future obligations under such grants.

(n) Financial Instruments

The fair value of financial instruments, consisting principally of cash, accounts receivable, accounts payable, and bank loans, approximate carrying value due to the short-term nature of such instruments.

The Company enters into foreign exchange contracts to hedge sales transactions denominated in foreign currencies. The Company does not engage in currency speculation. At September 30, 2000, the Company held Japanese yen contracts with notional amounts of 1.7 million German marks and $0.3 million U.S. dollars. Additionally, the Company held German mark put options with a notional amount of $0.9 million. The fair value of these off-balance sheet financial instruments was approximately ($0.5) million at September 30, 2000.

(o) Use of Estimates

Management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

2.  INVENTORIES

Inventories are summarized as follows:
                                                       September 30,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
         Finished goods                           $  7,630     $  3,607
         Work in progress                           17,302	       11,141
         Raw materials and supplies                 17,783       10,634
         Demo inventory                              5,975        6,118
         Service parts                               7,894        8,814
                                                  ---------    ---------
         Total inventories, net                   $ 56,584     $ 40,314
                                                  =========    =========

3.  PROPERTY AND EQUIPMENT

Property and equipment include the following:
                                                       September 30,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
         Buildings                                $ 16,556     $ 20,077
         Technical machinery and equipment           8,127        7,474
         Furniture and fixtures                      6,601        6,389
         Computers and software                      4,157        3,865
         Leasehold improvements                      3,550	        2,679
                                                  ---------    ---------
         Total property and equipment, at cost    $ 38,991     $ 40,484
                                                  =========    =========

4.  GOODWILL

Goodwill, net is as follows:

                                                      September 30,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
         Goodwill                                 $ 52,668      $ 5,111
         Accumulated amortization                    2,325          738
                                                  ---------    ---------
         Total goodwill, net                      $ 50,343      $ 4,373
                                                  =========    =========

5.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:
                                                       September 30,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
         Employee compensation                    $  7,382     $  4,581
         Warranty reserves                           7,935        6,570
         Other taxes payable                           457          629
         Customer deposits                           4,600        1,647
         Other                                       6,490        3,002
                                                  ---------    ---------
         Total accrued liabilities                $ 26,864     $ 16,429
                                                  =========    =========

6.  LINE OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2000 and 1999, $13,004 and $14,570, respectively, was outstanding under this loan facility by RSL, BLT, Rofin-Marubeni, Rofin-Sinar S.r.L., Rasant, Rofin-Sinar Uk Ltd., Dilas and Rofin-Baasel Singapore at an average fixed interest rate of 4.0% for fiscal 2000 and 3.0% for fiscal 1999.

In addition, the Company's non-U.S. subsidiaries have several lines of credit which allow them to borrow in the applicable local currency. At September 30, 2000 and 1999, direct borrowings under these agreements totaled $4,166 and $6,803, respectively. The remaining unused portion of the lines of credit, at September 30, 2000, was $9,791. Fixed interest rates vary from 1.1% up to 7.0%, depending upon the country and usage of the available credit.

During the third quarter, the Company entered into additional short-term credit facilities with two German banks to fund the acquisition and the refinancing of existing debt of Baasel Lasertech. As of September 30, 2000, $51,683 was outstanding under these facilities at an average fixed interest rate of 5.8%.

On December 15, 2000, the Company refinanced the $51,683 short-term credit facilities with the following new borrowings:

     Note payable to bank bearing interest at
     6 month Euribor, due December 15, 2003
     (actual face amount of 10.6 million Euro).
     Rate converted to 6.02% fixed with an
     interest rate swap agreement.                   $  9,317

     Note payable to bank bearing interest at
     6 month Euribor, due December 15, 2005
     (actual face amount of 12.8 million Euro).
     Rate converted to 6.73% fixed with an
     interest rate swap agreement.                   $ 11,251

     Note payable to bank bearing interest at
     6 month Euribor (actual face amount of
     15.4 million Euro).  Matures $4.2 million
     in fiscal 2004, $6.2 million in fiscal 2005,
     and $3.1 million in fiscal 2006.  Rate
     converted to 6.46% fixed with an interest
     rate swap agreement.                             $ 13,536

     Short-term note payable bearing interest at 6 month Euribor (face amount of 20 million
     Euro)                                            $ 17,579

Based on the above refinancing, $34,104 has been reclassified to long-term debt in the accompanying consolidated balance sheet.

7.  LONG-TERM DEBT

At September 30, 2000 and 1999, respectively, $450 and $545 was borrowed under the credit line with Deutsche Bank AG at a fixed interest rate of 3.9% (see note 6). Further, RSL, Dilas, Rasant and Rofin-Sinar France entered into loan agreements with some banks for long-term credit facilities of $ 6,925. As of September 30, 2000 and 1999, $5,618 and $6,742, respectively, were borrowed against such loans at an average interest rate of 4.2% during fiscal 2000 and 4.0% during fiscal 1999. The agreements expire in 2001, 2003 and 2009. Maturities of long-term debt are as follows: $5.4 million is due in fiscal 2002, $0.5 million is due in fiscal 2003 and $0.2 million in fiscal 2009.


8.  LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2007. The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2000, are:


        Fiscal Year Ending September 30,                Total
        --------------------------------             --------
        2001                                        $  3,315
        2002                                           2,586
        2003                                           1,759
        2004                                           1,333
        2005 and thereafter                            2,698

Rent expense charged to operations for the years ended September 30, 2000, 1999, and 1998, approximates $2,857, $1,917, and $1,656, respectively.

9.  INCOME TAXES

Income before income taxes is attributable to the following geographic regions:
                                                 Years ended September 30,
                                              ------------------------------
                                                 2000       1999      1998
                                              ---------  --------  ---------
         United States                        $( 2,250) $     412  $    864
         Germany                                16,341      6,732    10,256
         France                                    728        431       570
         Italy                                     190        354       296
         Japan                                     534    (     3)      125
         United Kingdom                            376    ( 1,051)   (  312)
         Other                                     160         --        --
                                              ---------  --------- ---------
         Total income before income taxes     $ 16,079   $  6,875  $ 11,799
                                              =========  ========= =========


The provision for income tax expense is comprised of the following amounts:

                                                Years ended September 30,
                                             -------------------------------
                                                2000       1999       1998
                                             ---------   --------  ---------
     Current:
         United States                        $   350    $    425  $  ( 101)
         Foreign                                8,914       3,370     4,481
                                              --------   --------- ---------
              Total current                     9,264       3,795     4,380
                                              --------   --------- ---------
     Deferred:
         United States                         (  736)      ( 170)      348
         Foreign                               (  326)      ( 383)      390
                                              --------   --------- ---------
              Total deferred                   (1,062)      ( 553)      738
                                              --------   --------- ---------
              Total income tax expense        $ 8,202     $ 3,242   $ 5,118
                                              ========   ========= =========

Statutory tax rates in the U.S., U.K., Italy, France, and Japan approximate 34%, 20%, 41%, 42%, and 51%, respectively. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL, CBL, and Dilas). In general, retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 40% (45% prior to January 1, 1999), and a surcharge of 5.5% on the federal corporate income tax amount.

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

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 34% is as follows:

                                                  Years ended September 30,
                                                 --------------------------
                                                   2000     1999     1998
                                                 -------- -------- --------
     Computed "expected" tax expense            $  5,467 $  2,338  $ 4,012
     Difference between U.S. and foreign
         statutory rates                           1,786      872    1,083
     Tax exempt interest                              --       --    ( 248)
     Adjustment of Valuation allowance               573      106    ( 525)
     Adjustment of prior-year tax estimates         (191)      --      434
     Other                                           567    (  74)     362
                                                 -------- -------- --------
     Actual tax expense                          $ 8,202  $ 3,242  $ 5,118
                                                 ======== ======== ========


The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:
                                                       September 30,
                                                  ----------------------
                                                     2000         1999
                                                  ---------    ---------
    Deferred tax assets:
         Foreign:
            German reorganization benefits        $    457       $  997
            Net operating loss carryforwards           591          573
            Pension accrual                            256          243
            Inventory                                1,191          619
            Other, net                                 481           11
                                                  ---------    ---------
               Total Foreign                         2,976        2,443

     United States:
            Net operating loss carryforwards        3,308         2,398
            Depreciation                              151           221
            Warranty accrual                          918           869
            Inventory                               2,694         1,376
            Alternative Minimum Tax and Foreign
               Tax Credits                            229           435
            Other                                     941           582
                                                  ---------    ---------
               Total United States                  8,241         5,881

            Gross deferred tax assets              11,217         8,324
            Less:  Valuation allowance            ( 2,063)       (  183)
                                                  ---------    ---------
               Net deferred tax assets              9,154         8,141
                                                  ---------    ---------

       Deferred tax liabilities:
         Foreign:
            Depreciation                           ( 1,318)     ( 1,979)
            Accrued liabilities                    (   394)     (   107)
                                                  ---------    ---------
               Total Foreign                       ( 1,712)     ( 2,086)
                                                  ---------    ---------
            Net deferred income tax assets        $  7,442      $ 6,055
                                                  =========    =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2000.

At September 30, 2000, the Company has net operating loss carryforwards available of $9,730 in the United States (which expire in 2008), $1,213 in the UK (which has no expiration date), and $675 in Germany (which has no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under Section 382 of the Internal Revenue Code.

10.  EMPLOYEE BENEFIT PLANS

Substantially all of the Company's U.S. and German employees participate in defined benefit pension plans. The Company's U.S. plan began in fiscal 1995 and is funded. As is the normal practice with German companies, the German plan is unfunded.

The following table sets forth the funded status of the plans at the balance sheet dates:
                                                        September 30,
                                                   ----------------------
                                                      2000         1999
                                                   ---------    ---------
   Change in benefit obligation:
   Benefit obligation at beginning of year           $7,155       $5,977
   Service cost                                         599          595
   Interest cost                                        427          408
   Actuarial (gains) and losses                      (  539)         574
   Foreign exchange rate changes                     (  835)      (  328)
   Benefits paid                                     (  133)      (   71)
                           	                        ---------    ---------
   Benefit obligation at end of year                 $6,674       $7,155
                           	                        ---------    ---------

   Change in plan assets:
   Fair value of plan assets at beginning of year     2,165        1,899
   Actual return on plan assets                         397          318
   Employer contributions                               208            -
   Benefits paid                                    (   115)       (  52)
                           	                        ---------    ---------
   Fair value of plan assets at end of year           2,655        2,165
                           	                        ---------    ---------

   Funded status                                    ( 4,019)    (  4,990)
   Unrecognized net actuarial loss (gain)           (   501)         307
   Unrecognized prior service cost                      340          404
                           	                        ---------    ---------
   Accrued benefit cost                             ( 4,180)      (4,279)
                            	                       =========    =========

   Discount rate:
       United States                                   7.5%         7.5%
       Foreign                                         7.0%         7.0%
   Expected return on plan assets -
       United States only                              8.0%         8.0%
   Rate of compensation increase
       United States                                   6.0%         6.0%
       Foreign                                         2.0%         2.0%

The following table sets forth the components of net periodic benefit cost for the respective fiscal years:
                                              Years ended September 30,
                                        -----------------------------------
                                            2000        1999        1998
                                        ----------- ----------- -----------
Components of net periodic benefit cost:
Service cost                              $  598       $  575     $  451
Interest cost                                427          408        338
Expected return on plan assets             ( 177)      (  150)    (  140)
Amortization of prior service cost            63           63         63
Recognized net actuarial loss                  6            7         --
                       	                  ---------    ---------   ---------
Net periodic benefit cost                  $ 917        $ 903      $ 712
                        	                 =========    =========   =========

RSI has a 401(k) plan for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. The Company matches 50% of the first 6% of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2000, 1999, and 1998 were $153, $146, and $148, respectively.

11. NET INCOME PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                             Years ended September 30,
                                        -----------------------------------
                                            2000        1999        1998
                                        ----------- ----------- -----------
Weighted average number of
  shares for BASIC net income
  per common share                      11,538,200  11,527,400  11,516,631

Potential additional shares
  due to outstanding dilutive
  stock options                             83,689          --      98,061
                                        ----------- ----------- -----------
Weighted average number of
  shares for DILUTED net
  income per common share                11,621,889  11,527,400  11,614,692
                                        =========== =========== ===========

Excluded from the calculation of diluted EPS for the year ended September 30, 2000, were 604,800 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect on earnings per share would be antidilutive.

12.  RELATED PARTY TRANSACTIONS

The Company had sales to its joint venture partners in Japan amounting to $49, $511, and $2,153 in fiscal years 2000, 1999, and 1998, respectively.

The Company's purchases from and sales to related parties have generally been on terms comparable to those available in connection with purchases from or sales to unaffiliated parties.

The main facility in Starnberg is rented from the minority shareholder of Baasel Lasertech. The Company paid rent expense of $158 to the minority shareholder during fiscal 2000.

The Company has accrued $5,524 for the option purchase price for the minority interest in Baasel Lasertech (see note 1). This amount is included in accrued liabilities in the accompanying consolidated balance sheet. This obligation bears interest at 5.75% per annum, of which $275 is included in interest expense in the accompanying consolidated statement of operations.

Accounts payable trade also includes short-term loans from the minority shareholders of Dilas of $182.

13.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", during fiscal 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and related disclosures about products and geographic areas. The Company manages its business under two primary geographic regions that are aggregated together as one segment in the global industrial laser industry. Sales from these regions have similar long-term financial performance and economic characteristics. The products from these regions utilize similar manufacturing processes and use similar production equipment, which may be interchanged from group to group. The Company distributes, sells and services final product to the same type of customers from both regions.

Assets, revenues and income before taxes, by geographic region are summarized below:

      ASSETS                                         September 30,
                                                -----------------------
                                                   2000          1999
                                                ---------    ----------
           United States                        $ 56,393     $  61,643
           Germany                               157,864        81,053
           Other                                  35,840        18,311
           Intercompany eliminations             (31,683)    (  13,187)
                                                ---------    ----------
           Total assets                         $218,414     $ 147,820
                                                =========    ==========

      REVENUES                                    TOTAL BUSINESS
                                             Years ended September 30,
                                        ----------------------------------
                                           2000        1999        1998
                                        ----------  ----------  ----------
           United States                $  43,020   $  37,377   $  39,594
           Germany                        144,195     102,628      91,842
           Other                           36,551      23,748      20,434
           Intercompany eliminations     ( 52,579)   ( 39,729)   ( 34,287)
                                        ----------  ----------  ----------
                                        $ 171,187   $ 124,024   $ 117,583
                                        ==========  ==========  ==========


       INTERCOMPANY REVENUES
                                             Years ended September 30,
                                        -----------------------------------
                                           2000         1999       1998
                                        ----------   ---------  -----------
           United States                 $    382    $  5,952    $   3,412
           Germany                         48,053      31,440       30,000
           Other                            4,144       2,337          875
           Intercompany
           Eliminations                (  52,579)   ( 39,729)    ( 34,287)
                                        ----------   ---------   ----------
                                         $     --    $     --    $      --
                                        ==========   =========   ==========

                                              EXTERNAL REVENUES
                                            Years ended September 30,
                                        ----------------------------------
                                           2000        1999        1998
                                        ----------  ----------  ----------
           United States                $  42,638   $  31,425   $  36,181
           Germany                         96,142      71,188      61,842
           Other                           32,407      21,411      19,560
                                        ----------  ----------  ----------
                                        $ 171,187   $ 124,024   $ 117,583
                                        ==========  ==========  ==========

      INCOME BEFORE INCOME TAXES
                                             Years ended September 30,
                                        ----------------------------------
                                           2000        1999         1998
                                        ----------  ---------   ----------
           United States                $ ( 2,250)   $    412   $     864
           Germany                         16,341       6,732      10,256
           Other                            1,988       ( 270)        679
                                        ----------   ---------  ----------
                                        $  16,079    $  6,875   $  11,799
                                        ==========   =========  ==========

14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company's quarterly results (millions of dollars, except per share amounts):

                                                Quarters ended
                               ----------------------------------------------
                                 Dec.31,    March 31,   June 30,    Sept. 30,
                                  1999        2000        2000        2000
                               ----------  ----------  ----------  ----------
Net sales                        $ 33.2      $ 34.6      	$ 45.5      $ 57.9
Gross profit                       11.1        13.0        17.7        22.5
Net income                          1.6         1.9         0.6         3.9
Net income per share - Basic       0.14        0.16        0.05        0.33
Net income per share - Diluted     0.14        0.16        0.05        0.33

                                                Quarters ended
                               ----------------------------------------------
                                 Dec.31,    March 31,   June 30,    Sept. 30,
                                  1998        1999        1999        1999
                               ----------  ----------  ----------  ----------
Net sales                        $ 28.6      $ 31.0      	$ 28.5      $ 35.9
Gross profit                        9.2        10.5         9.4        12.7
Net income                          0.4         0.9         0.6         1.7
Net income per share - Basic       0.03        0.08        0.06        0.15
Net income per share - Diluted     0.03        0.08        0.06        0.15


15.  STOCK INCENTIVE PLANS

Directors' Plan

The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 19,500 shares are issued and outstanding under the plan at September 30, 2000, of which 1,500 vest in future periods.

Equity Incentive Plan

The Company maintains an Equity Incentive Plan, whereby incentive and nonqualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. There were no incentive stock options, restricted stock or performance shares granted in fiscal 2000, 1999 or 1998. Nonqualified stock options were granted to officers and other key employees in fiscal 2000 and 1999. Options generally vest over five years and will expire not later than ten years after the date on which they are granted. The balance of outstanding stock options for the three year periods ended September 30, 2000, and all options activity for the periods then ended are as follows:

                                                         Price per Share
                                                   --------------------------
                                         Number        Price        Weighted
                                        of Shares      Range         Average
                                        ---------  --------------  ----------
     Outstanding at September 30, 1997   475,000  $9 1/2 - 16 7/8   $ 12 1/2
                                        ---------  --------------  ----------
     Granted                                   -
     Exercised                          ( 13,900)
     Forfeited                          (  9,600)
                                        ---------  --------------  ----------
     Outstanding at September 30, 1998   451,500  $9 1/2 - 16 7/8   $ 12 1/2
                                        ---------  --------------  ----------
     Granted                              36,000        $9 3/8
     Exercised                                 -
     Forfeited                          ( 45,600)
                                        ---------  --------------  ----------
     Outstanding at September 30, 1999   441,900  $9 3/8 - 16 7/8   $ 12 1/8
                                        ---------  --------------  ----------
     Granted                             191,000        $ 7 3/8
     Granted                              20,000        $12 5/8
     Exercised                          (  6,300)
     Forfeited                          ( 41,800)
                                        ---------  --------------  ----------
     Outstanding at September 30, 2000   604,800  $7 3/8 - 16 7/8   $ 11 1/19
                                        ---------  --------------  ----------


                          Outstanding Options        Exercisable Options
                    -------------------------------  -------------------
                            Remaining    Weighted             Weighted
                              Life        Average              Average
                    Shares   (years)       Price     Shares     Price
                    ------  ----------  -----------  ------  -----------
                   225,800       6       $  9 1/2   179,600    $ 9 1/2
                   165,000       7       $ 16 7/8    99,000    $16 7/8
                    36,000       8       $  9 3/8     7,200    $ 9 3/8
                   158,000       9       $  7 3/8         0    $ 7 3/8
                    20,000       9       $ 12 5/8         0    $12 5/8

The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans, as prescribed by SFAS 123, been determined based on the Black-Scholes value at the grant dates for awards, pro forma net income and earnings per share would have been:
                                              Year ended September 30,
                                         ----------------------------------
                                            2000        1999        1998
                                         ----------  ----------  ----------
  Pro forma net income                     $ 7,357     $ 3,222     $ 6,292
  Pro forma earnings per share - BASIC     $  0.64     $  0.28     $  0.55
  Pro forma earnings per share - DILUTED   $  0.63     $  0.28     $  0.54
                                         ----------  ----------  ----------

The pro forma disclosures above include the amortization of the fair value of all options vested during 2000 and are not necessarily representative of actual results which will be reported in future years.

                                      2000 Grant     2000 Grant   1999 Grant
                                      (20,000        (191,000      (36,000
                                       Shares)         Shares)      Shares)
                                      ----------     -----------  -----------
Weighted Average Grant
   Date Fair Value                      $7.26           $3.90        $5.23
Expected Life                         5 YEARS         5 YEARS      5 YEARS
Volatility                              59.3%           52.9%        57.9%
Risk-Free Interest Rate                  6.6%            6.0%         6.0%
Dividend Yield                             0%              0%           0%
Annual Forfeiture Rate                   2.8%            2.8%         3.0%


16.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet, and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133" and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments - an Amendment of FASB Statement No. 133". As a result of SFAS 137, SFAS 133 and SFAS 138 will be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company adopted this standard as of October 1, 2000, with no material impact on its financial position and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financials filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001. The Company is in the process of evaluating SAB 101 but believes that the implementation of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

Independent Auditors' Report


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

On November 3, 2000, except for note 6 which is dated December 15, 2000, we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2000, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Detroit, Michigan
November 3, 2000

             ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
   Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
             Years ended September 30, 1998, 1999 and 2000
                         (dollars in thousands)


                    Balance at            Charged to             Balance at
                    Beginning   Acquired  Costs and                End of
                    Of Period   Reserve   Expenses   Deductions    Period
                     --------   --------   --------  ----------    -------

  September 30,
     1998           $   910      $   --     $  148    $     35     $ 1,093

  September 30,
     1999             1,093          --        182       (	  68)      1,207

  September 30,
     2000             1,207         207        672       ( 129)      1,957

                               INDEX TO EXHIBITS



Exhibit No.                Exhibit
-----------        --------------------------------------------------------

   11.1             Earnings Per Share Table
   21.1             List of Subsidiaries of Rofin-Sinar Technologies Inc.
   27.1             Financial Data Schedule