Form 10-K/A
period 2000-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2001-01-18
CIK 1019361

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K/A


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






































EXPLANATORY NOTE

This amendment to our annual report on Form 10-K for the year ended September 30, 2000 includes exhibits 10.19 and 10.20 in Item 14 - EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K that have not been previously filed with the Commission.

We have made no further changes to the previously filed Form 10-K.

















































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

10.19 English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH

10.20    English Translation of Lease  Agreement between Carl Baasel Leasing
         KG and Rofin-Sinar Laser GmbH "as successor in interest of Carl Baasel Lasertechnik GmbH"

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

Accumulated
                                              Common     Additional
Other          Total
                                               Stock       Paid-in
Retained    Comprehensive Stockholders'
                                             Par Value     Capital
Earnings     Income(loss)    Equity
                                           ------------  ------------  ---------
---  ------------  ------------
BALANCES at September 30, 1997                   $ 115     $ 75,666        $
8,954    $ ( 2,810)      $ 81,925
  Comprehensive income:
  Foreign currency translation adjustment           --           --
--        1,964          1,964
  Net income                                        --           --
6,681           --          6,681

------------
Total comprehensive income
8,645

Common stock issued                                 --          195
--	           --            195
                                          	 ------------  ------------  ---------
---  -----------   ------------
BALANCES at September 30, 1998              $      115   $   75,861     $
15,635    $  (  846)     $  90,765
  Comprehensive income:
  Foreign currency translation adjustment           --           --
--      ( 3,817)       ( 3,817)
  Net income                                        --           --
3,633           --          3,633

------------
Total comprehensive income (loss)
( 184)

Common stock issued                                 --           95
--           --             95
                                          	 ------------  ------------  ---------
---  ------------  ------------
BALANCES at September 30, 1999               $     115   $   75,956     $
19,268    $  ( 4,663)    $  90,676
  Comprehensive income:
  Foreign currency translation adjustment           --           --
--       ( 7,927)     (  7,927)
  Net income                                        --           --
7,877            --         7,877

------------
Total comprehensive income (loss)
(50)

Common stock issued                                 --           93
--            --            93
                                          	 ------------  ------------  ---------
---  ------------  ------------
BALANCES at September 30, 2000               $     115   $   76,049    $
27,145    $ ( 12,590)    $  90,719
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


   10.19 English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH

   10.20 English Translation of Lease Agreement between Carl Baasel Leasing KG and Rofin-Sinar Laser GmbH "as successor in interest of Carl Baasel Lasertechnik GmbH"

   11.1            Earnings Per Share Table

   21.1            List of Subsidiaries of Rofin-Sinar Technologies Inc.

   27.1            Financial Data Schedule