Form 10-Q
period 2000-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2001-02-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

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

11,542,700 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 10, 2001.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 2000 and September 30, 2000                3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2000 and 1999           4

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2000 and 1999           5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            13


PART II   OTHER INFORMATION                                        13

          SIGNATURES                                               14


          Exhibit 27.1 - Financial data schedule for the
                         three-month period ended
                         December 31, 2000

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                   December 31, September 30,
                                                        2000         2000
ASSETS                                              (Unaudited)    (Audited)
Current Assets:                                     -----------   -----------
  Cash and cash equivalents                           $ 30,370      $ 28,973
  Accounts receivable, trade, net                       52,506        51,302
  Inventories (Note 3)                                  62,306        56,584
  Deferred income tax assets - current                   5,854         5,673
  Other current assets and prepaid expenses              3,588         2,606
                                                    -----------    ----------
    Total current assets                               154,624       145,138

Property and equipment, net                             21,864        20,580
Goodwill, net                                           52,086        50,343
Deferred income tax assets - noncurrent                  1,630         1,769
Other noncurrent assets                                    933           584
                                                    -----------    ----------
    Total assets                                     $ 231,137     $ 218,414
                                                    ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit (Note 4)                            $  39,459     $  34,749
  Accounts payable, trade                               18,818        16,297
  Income tax payable                                     7,230         4,580
  Accrued liabilities                                   26,646        26,864
                                                    -----------    ----------
    Total current liabilities                           92,153        82,490

Long-term debt (Note 5)                                 36,719        40,172
Pension obligations                                      4,648         4,180
Minority interests                                       1,083           844
Other long-term liabilities                                  9             9
                                                    -----------    ----------
    Total liabilities                                  134,612       127,695

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0             0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,542,700 (11,538,200 at
    September 30, 2000) issued and outstanding             115           115
  Additional paid-in-capital                            76,060        76,049
  Retained earnings                                     30,179        27,145
  Accumulated other comprehensive loss (Note 8)        ( 9,829)      (12,590)
                                                    -----------    ----------
    Total stockholders' equity                          96,525        90,719

    Total liabilities and stockholders' equity       $ 231,137     $ 218,414
                                                    ===========    ==========

See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
              Three Months Ended December 31, 2000 and 1999
            (dollars in thousands, except per share amounts)


                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2000          1999
                                                   ------------  ------------

Net sales                                            $ 53,821      $  33,155
Cost of goods sold                                     32,816         22,068
                                                   -----------   ------------
    Gross profit                                       21,005         11,087

Selling, general, and administrative expenses           9,478          5,613
Research and development expenses                       3,719          2,583
Goodwill amortization                                     890             84
                                                   -----------   ------------
    Income from operations                              6,918          2,807

Other (income) expense:
  Interest (income) expense, net                          645         (  269)
  Other (income) expense                               (   82)        (   63)
                                                   -----------   ------------
    Income before income taxes                          6,355          3,139

Income tax expense                                      3,321          1,507
                                                   -----------   ------------

    Net income                                        $ 3,034       $  1,632
                                                   ===========   ============

Net income per common share (Note 5):

    Basic                                             $   0.26      $   0.14

    Diluted                                           $   0.26      $   0.14
                                                   ============  ============
Weighted average shares used in computing net income per share (Note 5):

    Basic                                           11,542,700    11,531,900

    Diluted                                         11,574,856    11,538,720
                                                   ============  ============





See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2000 and 1999
                          (dollars in thousands)


                                                          Three Months
                                                        Ended December 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  3,034     $  1,632
  Adjustments to reconcile net income to net
     Cash provided by (used in) operating activities:
     Changes in operating assets and liabilities            426      ( 2,055)
     Other adjustments                                      826          674
                                                     -----------  -----------
       Net cash provided by operating activities          4,286          251
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           19           12
  Additions to property and equipment                  (  1,084)    (    388)
                                                      ----------   ----------
     Net cash used in investing activities             (  1,065)    (    376)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                  52,778           --
  Repayment to banks                                   ( 53,445)          --
  Net repayments on line of credit                     (  1,635)     ( 1,022)
                                                      ----------   ----------
     Net cash used in financing activities             (  2,302)     ( 1,022)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                  478      (   229)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents      1,397      ( 1,376)

Cash and cash equivalents at beginning of period         28,973       36,805
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 30,370     $ 35,429
                                                      ==========   ==========





See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 2000. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2000 balances are derived from audited financial statements, however, all interim period amounts have not been audited.


2.   Acquisitions

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH (Baasel Lasertech) through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for 44.3 million Euro in cash. Additionally, Rofin-Sinar Technologies Inc. (RSTI) refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition. The fair value of tangible assets acquired and liabilities assumed approximated $34.5 million and $39.1 million, respectively. Goodwill and other intangibles, resulting from the acquisition, were $46.5 million and are being amortized over a period aggregating approximately 15 years.

3.   Inventories:

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:

                                                December 31,    September 30,
                                                    2000           2000
                                                ------------   ------------
Raw materials and supplies                       $  18,980       $  17,783
Work in progress                                    19,689          17,302
Service parts                                       10,287           7,894
Finished goods                                       7,837           7,630
Demonstration inventory                              5,513           5,975
                                                -----------     -----------
    Total inventories, net                       $  62,306       $  56,584
                                                ===========     ===========

4.   Line of Credit

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of December 31, 2000, $12,923 was borrowed against this loan facility by Rofin-Sinar Laser GmbH, Baasel Lasertech, Rofin-Marubeni, Rofin-Sinar S.r.L., Rasant-Alcotec Beschichtungstechnik GmbH, Rofin-Sinar UK Ltd., Dilas Diodenlaser GmbH and Rofin-Baasel Singapore at an average fixed interest rate of 4.9 percent.

In addition, the Company's non-U.S. subsidiaries have several lines of credit, which allow them to borrow in the applicable local currency. At December 31, 2000, direct borrowings under these agreements totaled $7,931; and $4,501 remained unused. Fixed interest rates vary from 1.5% up to 7.5%, depending upon the country and usage of the available credit.


5.   Net Income Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                                         Three Months Ended
                                                           December  31,
                                                       ----------------------
                                                          2000        1999
                                                       ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share                                     11,542,700  11,531,900
Potential additional shares
  due to outstanding dilutive
  stock options                                            32,156       6,820
                                                       ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share                              11,574,856  11,538,720
                                                       ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended December 31, 2000, and December 31, 1999, were 848,300 and 441,900 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.


6.   Derivative Instruments and Hedging Activities

The Company currently utilizes interest rate swap agreements to limit its exposure to changes in interest rates related to its outstanding variable rate debt.

In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities", which was subsequently amended by SFAS No. 138. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, and were adopted by the Company as of October 1, 2000. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type adjustment of ($188,000) in accumulated other comprehensive income to recognize at fair value the interest rate swap agreements which are designated as cash-flow hedging instruments. Subsequent changes in fair value of these swaps, which are highly effective and designated as cash flow hedges are recorded in other comprehensive income. At December 31, 2000, the fair value of these interest rate swap agreements was $261,000.


7.   Comprehensive Income

Comprehensive income consists of net income and all other changes in a company's equity other than from transactions with the company's owners. For the three months ended December 31, 2000 and 1999, comprehensive income was comprised of the following:
                                                          Three Months Ended
                                                              December 31,
                                                       ----------------------
                                                           2000        1999
                                                       ----------  ----------
Net income                                              $  3,034    $  1,632
Foreign currency translation adjustment                    2,500     ( 2,415)
Fair value of interest rate swap agreements                  261          --
                                                        ---------   ---------
 Total comprehensive
  income (loss)                                         $  5,795   $ (   783)
                                                        =========  ==========


8.   Recently Issued Accounting Standards

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "anticipate", "estimate", "plan" or "continue". These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. In making these forward-looking statements, the Company claims the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.


Overview

Rofin-Sinar Technologies, Inc. (herein also referred to as "Rofin-Sinar", or the "Company" or `we" "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

During the first quarter of fiscal years 2001 and 2000, respectively, approximately 47% and 61% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 53% and 39% were from sales and servicing of laser products for marking and micro-machining applications.

Through its global manufacturing, distribution, and service network, the Company provides a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive and semiconductor/electronics industries. The Company sells directly to end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry), that integrate Rofin-Sinar's laser sources with other system components, and to distributors. Many of Rofin-Sinar's customers are among the largest global participants in their respective industries.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH (Baasel Lasertech) through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for 44.4 million euros cash. Additionally, RSTI refinanced 23.4 million euros of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.
                                                         Three Months Ended
                                                           December 31,
                                                       ---------------------
                                                          2000        1999
                                                       ----------  ---------
Net sales                                                  100%        100%
Cost of goods sold                                          61%         67%
Gross profit                                                39%         33%
Selling, general and
  administrative expenses                                   18%         16%
Research and development expenses                            7%          8%
Goodwill amortization                                        1%
Income from operations                                      13%          9%
Income before income taxes                                  12%         10%
Net income                                                   6%          5%

Net Sales - Net sales of $53.8 million represents an increase of $20.7 million (62%)for the three months ended December 31, 2000, as compared to the corresponding period of fiscal 2000. The increase resulted from an increase in net sales of $20.2 million, or 84%, in Europe/Asia and an increase of $0.5 million, or 5%, in the United States, for the corresponding three month period as compared to the prior year. The U.S. dollar strengthened against foreign currencies which had an unfavorable effect on net sales of $4.7 million for the three month period. Net sales of laser products for cutting and welding applications for the three month period increased by 25% to $25.4 million as compared to the same period of fiscal 2000. The Baasel Lasertech acquisition accounted for $2.4 million, or 12% of the increase in net sales, of laser products for cutting and welding, during the first quarter of fiscal year 2001. Net sales of lasers for marking and micro-machining applications for the three month period increased by 122% to $28.4 million as compared to fiscal 2000. In the first quarter of fiscal year 2001, marking and micro-machining revenue increased by $16.1 million due to the Baasel Lasertech acquisition.

Gross Profit - The Company's gross profit of $21.0 million for the three months ended December 31, 2000, represents a $9.9 million (89%) increase from the same period of the prior year. As a percentage of sales over the corresponding three month period gross profit increased from 33% to 39%. The higher percentage margin was primarily a result of the favorable product mix towards marking and micro-machining lasers during the current quarter. Gross profit was unfavorably affected by $1.7 million for the three month period in fiscal 2001 due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $3.9 million (69%) for the three months ended December 31, 2000, compared to the corresponding periods of fiscal 2000 primarily due to Baasel Lasertech being included. SG&A was favorably affected by $0.6 million for the three month period in fiscal 2001 due to the strengthening of the U.S. dollar.

Research and Development - The Company spent net $3.7 million on research and development during the three month period of the current fiscal year. This represents an increase of 44% over the corresponding period of the prior year, mainly related to the Baasel Lasertech acquisition. Gross research and development expenses for the three month period ended December 31, 2000 and 1999 were $4.0 million and $2.8 million, and were reduced by $0.3 million and $0.2 million of government grants during each respective period. R&D was favorably affected by $0.4 million for the three month period, in fiscal 2001, due to the strengthening of the U.S. dollar.

Goodwill amortization - The Company recorded $0.9 million during the three month period of the current fiscal year as goodwill amortization, $0.8 million higher compared to the corresponding period in 2000. The increase relates to the Baasel Lasertech acquisition.

Other (Income) Expense - Other (Income) Expense of $0.6 million, for the three month period ended December 31, 2000, represents a decrease in other income of $0.9 million over the corresponding prior year period. The main cause of this decrease was related to interest expense on the debt used to finance the acquisition of Baasel Lasertech.

Income Tax Expense - Income tax expense of $3.3 million for the three months ended December 31, 2000 represents an effective tax rate of 52.3%, compared to a prior year corresponding effective tax rate of 48.0%. This change in effective rate is due primarily to higher amounts of nondeductible goodwill and losses in certain countries, which cannot be offset by tax benefits.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $3.0 million for the three months ended December 31, 2000, which represents a increase of $1.4 million from the comparable prior year period. For the three months ended December 31, 2000 both basic and diluted earnings per share equaled $0.26 based upon 11.5 million and 11.6 million common shares outstanding, respectively, as compared to basic and diluted earnings per share of $0.14 for the same period in fiscal 2000, based on 11.5 million shares outstanding.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2000 were cash and cash equivalents of $30.4 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit, totaling $13.1 million, to support foreign subsidiaries in their local currencies. As of December 31, 2000, $12.9 million was borrowed against the Deutsche Bank facility and $8.6 million from other lines of credit, therefore $12.1 million and $4.5 million is unused and available, respectively.

On December 15, 2000, the Company refinanced certain short-term credit facilities, originally obtained to fund the acquisition and refinance the existing debt of Baasel Lasertech, with short-term borrowings of $18.6 million and long-term borrowings of $36.1 million.

Cash and cash equivalents increased by $1.4 million during the three months ended December 31, 2000. Approximately $4.3 million in cash and cash equivalents were provided by operating activities, primarily as the result of the increase in net income and a decrease in accounts receivable and an increase in income taxes payable offset by an increase in inventories.

Uses of cash from investing activities totaled $1.1 million for the three months ended December 31, 2000 and related primarily to the acquisition of various additions to property and equipment for general business expansion.

Net cash used in financing activities totaled $2.3 million, which was related to a net reduction in borrowings from banks of $0.7 million, and net repayments on the lines of credit of $1.6 million.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and credit facilities, will provide adequate resources to meet its capital requirements and operational needs for the foreseeable future.

Currency Exchange Rate Fluctuations

Although we report our results in U.S. dollars, approximately 80% of our sales are denominated in other currencies, including the Euro, German marks, French francs, Italian lire, British pounds, Singapore dollars, Dutch guilders, and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of decreasing total equity by $10.1 million at December 31, 2000 as compared to $12.6 million at September 30, 2000. This change arose primarily from the weakening of the U.S. dollar against the Euro and the other functional currencies of the Company's operations during fiscal 2001, and reflect the fact that a high proportion of our capital is invested in our German operations, whose functional currency is the German mark.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended December 31, 2000, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the year ended September 30, 2000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27.1 Financial data schedule for three month period ended December 31, 2000.

         (b)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   February 14, 2001       /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer