Form 10-Q
period 2001-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2001-05-15
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

11,542,700 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 14, 2001.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 2001 and September 30, 2000                   3

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2001 and March 31, 2000                       4

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2001 and March 31, 2000      5

          Notes to Condensed Consolidated Financial Statements      6


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     9


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            13


PART II   OTHER INFORMATION                                        13

          SIGNATURES                                               14


          Exhibit 27.1 - Financial data schedule for the
                         six-month period ended March 31, 2001

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                     March 31,  September 30,
                                                        2001         2000
ASSETS                                              (Unaudited)    (Audited)
Current Assets:                                     -----------   -----------
  Cash and cash equivalents                           $ 26,684      $ 28,973
  Accounts receivable, trade, net                       52,664        51,302
  Inventories (Note 3)                                  64,669        56,584
  Deferred income tax assets - current                   5,515         5,673
  Other current assets and prepaid expenses              3,772         2,606
                                                    -----------    ----------
    Total current assets                               153,304       145,138

Property and equipment, net                             21,541        20,580
Goodwill, net                                           50,955        50,343
Deferred income tax assets - noncurrent                  1,662         1,769
Other noncurrent assets                                    603           584
                                                    -----------    ----------
    Total assets                                     $ 228,065     $ 218,414
                                                    ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                     $  37,499     $  34,749
  Accounts payable, trade                               12,169        10,760
  Income tax payable                                     9,135         4,580
  Accrued liabilities                                   31,900        32,401
                                                    -----------    ----------
    Total current liabilities                           90,703        82,490

Long-term debt                                          34,849        40,172
Pension obligations                                      4,525         4,180
Minority interests                                       1,616           844
Other long-term liabilities                              1,125             9
                                                    -----------    ----------
    Total liabilities                                  132,818       127,695

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0             0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,542,700 (11,538,200 at
    September 30, 2000) issued and outstanding             115           115
  Additional paid-in-capital                            76,060        76,049
  Retained earnings                                     33,269        27,145
  Accumulated other comprehensive loss (Note 6)        (14,197)      (12,590)
                                                    -----------    ----------
    Total stockholders' equity                          95,247        90,719

    Total liabilities and stockholders' equity       $ 228,065     $ 218,414
                                                    ===========    ==========

See accompanying notes to condensed consolidated financial statements

             Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                 Periods Ended March 31, 2001 and 2000
            (dollars in thousands, except per share amounts)


                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  ----------

Net sales                      $  58,255   $  34,614   $ 112,076   $  67,768
Cost of goods sold                35,221      21,591      68,037      43,658
                               ----------  ----------  ----------  ----------
    Gross profit                  23,034      13,023      44,039      24,110

Selling, general, and
    administrative expenses       10,296       6,329      19,774      11,942
Research and development expenses  3,966       3,119       7,685       5,701
Goodwill amortization                911          85       1,801         170
                               ----------  ----------  ----------  ----------
    Income from operations         7,861       3,490      14,779       6,297

Other expense (income):
  Interest expense (income), net   1,076      (  261)      1,721      (  530)
  Other expenses (income)            367          69         285           6
                               ----------  ----------  ----------  ----------
    Income before income taxes     6,418       3,682      12,773       6,821

Income tax expense                 3,327       1,827       6,649       3,335
                               ----------  ----------  ----------  ----------

    Net income                  $  3,091    $  1,855    $  6,124    $  3,486
                               ==========  ==========  ==========  ==========


Net income per common
  share (Note 4):

    Basic                       $   0.27    $   0.16    $   0.53    $   0.30

    Diluted                     $   0.27    $   0.16    $   0.53    $   0.30
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 4):

    Basic                      11,542,700  11,533,400  11,542,700  11,533,400

    Diluted                    11,578,096  11,653,302  11,576,287  11,584,225
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2001 and 2000
                          (dollars in thousands)


                                                            Six Months
                                                          Ended March 31,
                                                     ------------------------
                                                         2001         2000
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   6,124    $   3,486
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities        (  4,787)     ( 3,343)
    Other adjustments                                     4,190        1,723
                                                      ----------   ----------
     Net cash provided by operating activities            5,527        1,866
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           22           25
  Additions to property and equipment                  (  2,196)     ( 1,216)
  Acquisition of business, net of cash acquired        (  2,565)          --
                                                      ----------   ----------
     Net cash used in investing activities             (  4,739)     ( 1,191)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from bank                                   52,889           --
  Repayments to bank                                   ( 53,518)          --
  Net repayments on line of credit                     (  1,995)     (   874)
  Other                                                (     42)          46
                                                      ----------   ----------
     Net cash used in financing activities             (  2,666)     (   828)
                                                      ----------   ----------

Effect of foreign currency translation on cash         (    411)     (   639)
                                                      ----------   ----------
Net decrease in cash and cash equivalents              (  2,289)     (   792)

Cash and cash equivalents at beginning of period         28,973       36,805
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 26,684     $ 36,013
                                                      ==========   ==========





See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)

1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 2000. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2000 balances are derived from audited financial statements, however, all interim period amounts have not been audited.


2.   Acquisitions

On February 28,2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. Rofin-Sinar Technologies Inc.
(RSTI) has followed the purchase method of accounting for the acquisition. Goodwill and other intangibles, resulting from the acquisition, were $2.1 million and are being amortized over a period of 15 years.

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


3.   Inventories:

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                  March 31,    September 30,
                                                    2001            2000
                                                ------------   ------------
Raw materials and supplies                       $  19,302       $  17,783
Work in progress                                    21,371          17,302
Service parts                                       10,508           7,894
Finished goods                                       7,224           7,630
Demonstration inventory                              6,264           5,975
                                                -----------     -----------
    Total inventories, net                       $  64,669       $  56,584
                                                ===========     ===========

4.   Net Income Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2001       2000        2001        2000
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,542,700  11,533,400  11,542,700  11,533,400
Potential additional shares
  due to outstanding dilutive
  stock options                    35,396     119,902      33,587      50,825
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,578,096  11,653,302  11,576,287  11,584,225
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended March 31, 2001, and March 31, 2000, were 655,800 and 169,000 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.


5.   Derivative Instruments and Hedging Activities

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

SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, and were adopted by the Company as of October 1, 2000. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type adjustment of ($188,000) in accumulated other comprehensive income to recognize at fair value the interest rate swap agreements which are designated as cash-flow hedging instruments. Subsequent changes in fair value of these swaps, which are highly effective and designated as cash flow hedges are recorded in other comprehensive income. At March 31, 2001, the fair value of these interest rate swap agreements was ($1.1) million, which is recorded as other long-term liabilities in the condensed consolidated balance sheet.


6.   Comprehensive Income

Comprehensive income consists of net income and all other changes in a company's equity other than from transactions with the company's owners. For the three months and the six months ended March 31, 2001 and 2000 comprehensive income was comprised of the following:

                                 Three Months Ended       Six Months Ended
                                      March 31,                March 31,
                               ----------------------  ----------------------
                                   2001       2000        2001        2000
                               ----------  ----------  ----------  ----------
Net income                      $  3,091    $  1,855    $  6,124    $  3,486
Foreign currency
  translation adjustment         ( 2,988)    ( 4,460)     (  488)    ( 2,045)
Fair value of interest rate
  swap agreements                ( 1,380)         --      (1,119)         --
                               ----------  ----------  ----------  ----------
 Total comprehensive
  income (loss)                 $( 1,277)   $(   974)   $  4,517    $(   190)
                               ==========  ==========  ==========  ==========


7.   Recently Issued Accounting Standards

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

During the second quarters of fiscal years 2001 and 2000, respectively, approximately 44% and 68% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 56% and 32% were from sales and servicing of laser products for marking and micro-machining applications.

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

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2001       2000         2001        2000
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  60%         62%         61%         64%
Gross profit                        40%         38%         39%         36%
Selling, general and
  administrative expenses           17%         19%         17%         19%
Research and development expenses    7%          9%          7%          8%
Goodwill amortization                2%         --%          2%         --%
Income from operations              14%         10%         13%          9%
Income before income taxes          11%         11%         11%         10%
Net income                           5%          5%          5%          5%


Net Sales - Net sales of $58.3 million and $112.1 million represent increases of $23.6 million (68%) and $44.3 million (65%) for the three months and six months ended March 31, 2001, as compared to the corresponding periods of fiscal 2000. The increase resulted from a net sales increase of $41.4 million, or 82%, in Europe/Asia and an increase of $2.9 million, or 17%, in the United States, for the corresponding six month periods as compared to the prior year. The U.S. dollar strengthened against foreign currencies which had an unfavorable effect on net sales of $6.3 million and $11.0 million for the three and six month periods. Net sales of laser products for cutting and welding applications for the three month periods increased by 8% to $25.3 million and for the six month periods net sales increased by 16% to $50.7 million as compared to the same periods of fiscal 2000. Net sales of lasers for marking and micro-machining applications for the three month and six month periods increased by 194% to $32.9 million and by 156% to $61.3 million as compared to fiscal 2000. Net sales of marking and micro-machining revenue increased by $18.3 million and $34.4 million, during the three months and six months ended March 31, 2001, due to the Baasel Lasertech acquisition.

Gross Profit - The Company's gross profit of $23.0 million and $44.0 million for the three months and six months ended March 31, 2001, represent increases of $10.0 million (77%) and $19.9 million (83%) from the same periods of the prior year. As a percentage of sales over the corresponding six month periods gross profit increased from 36% to 39%. The main cause of the higher percentage margin was primarily a result of the favorable product mix towards marking and micro-machining during the current quarters. Gross profit was unfavorably affected by $2.1 million and $3.8 million for the three month and six month periods in fiscal 2001 due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $4.0 million (63%) and $7.8 million (66%) for the three months and six months ended March 31, 2001, compared to the corresponding periods of fiscal 2000 primarily due to Baasel Lasertech being included. SG&A was favorably affected by $1.1 million and $1.7 million for the three month and six month periods in fiscal 2001 due to the strengthening of the U.S. dollar.

Research and Development - The Company spent net $4.0 million and $7.7 million on research and development during the three month and six month periods of the current year. This represents an increase of 27% and 35%, for the three month and six month periods, over the corresponding periods of the prior year. Gross research and development expenses for the three month periods ended March 31, 2001 and 2000 were $4.3 million and $3.5 million, respectively, and were reduced by $0.3 million and $0.4 million of government grants during each respective period. Gross research and development expenses for the six month periods ended March 31, 2001 and 2000 were $8.3 million and $6.3 million, respectively, and were reduced by $0.6 million of government grants during each respective period. R&D was favorably affected by $0.5 million and $0.9 million for the three month and six month periods in fiscal 2001 due to the strengthening of the U.S. dollar.

Goodwill amortization - The Company recorded $0.9 million and $1.8 million during the three month and six month periods of the current fiscal year as goodwill amortization, $0.8 million and $1.6 million higher compared to the corresponding periods in 2001. The increase relates to the Baasel Lasertech acquisition.

Other (Income) Expense- Other (Income) Expense of $1.4 million and $2.0 million for the three month and six month periods ended March 31, 2001 represents an decrease in income of $1.6 million and $2.5 million for each of the corresponding prior year periods. The main cause of this decrease was related to interest expense on the debt used to finance the acquisition of Baasel Lasertech.

Income Tax Expense - Income tax expense of $3.3 million and $6.6 million for the three months and six months ended March 31, 2001 represents effective tax rates of 52% in both periods, compared to a prior year corresponding effective tax rates of 50% and 49%. This change in effective rate is due primarily to higher amounts of nondeductible goodwill and losses in certain countries, which cannot be offset by tax benefits.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $3.1 million and $6.1 million for the three and six months ended March 31, 2001, which represents increases of $1.2 million and $2.6 million from the comparable prior year periods. For the three months ended March 31, 2001 both basic and diluted earnings per share equaled $0.27 based upon 11.5 million and 11.6 million common shares outstanding, respectively, as compared to basic and diluted earnings per share of $0.16 for the same period in fiscal 2000, based on 11.5 million and 11.7 million common shares outstanding.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2001 were cash and cash equivalents of $26.7 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit, totaling $14.1 million, to support foreign subsidiaries in their local currencies. As of March 31, 2001, $12.6 million was borrowed against the Deutsche Bank facility and $7.9 million from other lines of credit (including borrowings on both short and long term borrowings), therefore $12.4 million and $6.2 million is unused and available, respectively.

On December 15, 2000, the Company refinanced certain short-term credit facilities, originally obtained to fund the acquisition and refinance the existing debt of Baasel Lasertech, with short-term borrowings of $17.6 million and long-term borrowings of $34.2 million.

Cash and cash equivalents decreased by $2.3 million during the six months ended March 31, 2001. Approximately $5.5 million in cash and cash equivalents were provided by operating activities, primarily as the result of the increase in net income but offset by an increase in inventory and accounts receivable.

Uses of cash from investing activities totaled $4.7 million for the six months ended March 31, 2001 and related primarily to the acquisition of various additions to property and equipment for general business expansion and the acquisition of the net assets of Z-Laser S.A.

Net cash used in financing activities totaled $2.7 million, which was related to a net reduction in borrowings from banks of $0.6 million, and net repayments on the lines of credit of $2.0 million.

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

Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of decreasing total equity by $13.1 million at March 31, 2001 as compared to $12.6 million at September 30, 2000.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended March 31, 2001, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the year ended September 30, 2000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27.1 Financial data schedule for six month period ended March 31, 2001.

         (b)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   May 14, 2001        /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer