Form 10-Q
period 2001-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2001-08-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

11,542,700 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 14, 2001.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            June 30, 2001 and September 30, 2000                    3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2001 and June 30, 2000                         4

          Condensed Consolidated Statement of Stockholders' Equity
            and Comprehensive Income
            Nine months ended June 30, 2001                         5

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2001 and June 30, 2000       6

          Notes to Condensed Consolidated Financial Statements      7


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            15


PART II   OTHER INFORMATION                                        15

          SIGNATURES                                               17

          Exhibit 27.1 - Financial data schedule for the
                         nine-month period ended June 30, 2001

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                      June 30,  September 30,
                                                        2001         2000
ASSETS                                              (Unaudited)    (Audited)
Current Assets:                                     -----------   -----------
  Cash and cash equivalents                           $ 11,153      $ 28,973
  Accounts receivable, trade, net                       52,483        51,302
  Inventories (Note 3)                                  65,247        56,584
  Deferred income tax assets - current                   5,193         5,673
  Other current assets and prepaid expenses              4,004         2,606
                                                    -----------    ----------
    Total current assets                               138,080       145,138

Property and equipment, net                             21,153        20,580
Goodwill, net                                           48,707        50,343
Deferred income tax assets - noncurrent                  3,171         1,769
Other noncurrent assets                                    498           584
                                                    -----------    ----------
    Total assets                                     $ 211,609     $ 218,414
                                                    ===========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit                                     $  25,130     $  34,749
  Accounts payable, trade                               11,670        10,760
  Income tax payable                                     7,731         4,580
  Accrued liabilities                                   30,832        32,401
                                                    -----------    ----------
    Total current liabilities                           75,363        82,490

Long-term debt                                          33,650        40,172
Pension obligations                                      4,568         4,180
Minority interests                                       1,166           844
Other long-term liabilities                                170             9
                                                    -----------    ----------
    Total liabilities                                  114,917       127,695

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0             0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,542,700 (11,538,200 at
    September 30, 2000) issued and outstanding             115           115
  Additional paid-in-capital                            76,092        76,049
  Retained earnings                                     35,701        27,145
  Accumulated other comprehensive loss (Note 6)        (15,216)      (12,590)
                                                    -----------    ----------
    Total stockholders' equity                          96,692        90,719

    Total liabilities and stockholders' equity       $ 211,609     $ 218,414
                                                    ===========    ==========

See accompanying notes to condensed consolidated financial statements

             Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                 Periods Ended June 30, 2001 and 2000
            (dollars in thousands, except per share amounts)


                                    Three Months            Nine Months
                                   Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  ----------

Net sales                      $  54,124   $  45,482   $ 166,200   $ 113,250
Cost of goods sold                33,145      27,815     101,182      71,473
                               ----------  ----------  ----------  ----------
    Gross profit                  20,979      17,667      65,018      41,777

Selling, general, and
    administrative expenses       10,689       9,117      30,463      21,058
Research and development expenses  3,530       3,457      11,215       9,158
Special charge (Note 2)              700       2,812         700       2,812
Goodwill amortization                899         526       2,700         696
                               ----------  ----------  ----------  ----------
    Income from operations         5,161       1,755      19,940       8,053

Other expense (income):
  Interest income                   (317)     (  204)       (999)    ( 1,261)
  Interest expense                 1,023         490       3,426       1,018
  Minority interest                  161         248         690         472
  Other expenses (income)            564      (  382)        319     (   600)
                               ----------  ----------  ----------  ----------
    Income before income taxes     3,730       1,603      16,504       8,424

Income tax expense                 1,298       1,066       7,948       4,401
                               ----------  ----------  ----------  ----------

    Net income                  $  2,432    $    537    $  8,556    $  4,023
                               ==========  ==========  ==========  ==========

Net income per common
  share (Note 4):

    Basic                       $   0.21    $   0.05    $   0.74    $   0.35
    Diluted                     $   0.21    $   0.05    $   0.74    $   0.35
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 4):

    Basic                      11,542,700  11,538,200  11,542,700  11,538,200
    Diluted                    11,657,712  11,699,010  11,596,340  11,619,732
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                                   - 4 -
<PAGE

                 Rofin-Sinar Technologies Inc. and Subsidiaries
231:    Condensed Consolidated Statements Of Stockholders' Equity and
Comprehensive Income
                       Nine months ended June 30, 2001
                         (dollars in thousands)

Accumulated
                                              Common     Additional
Other          Total
                                               Stock       Paid-in
Retained    Comprehensive Stockholders'
                                             Par Value     Capital
Earnings     Income(loss)    Equity
                                           ------------  ------------  ---------
---  ------------  ------------
BALANCES at September 30, 2000              $      115  $    76,049    $
27,145   $(  12,590)    $   90,719
  Comprehensive income:
  Foreign currency translation adjustment           --           --
--    (   1,752)       ( 1,752)
  Fair value of interest rate swap agreements       --           --
--    (     874)       (   874)
  Net income                                        --           --
8,556           --          8,556

------------
Total comprehensive income
5,930

Common stock issued                                 --           43
--	           --             43
                                          	 ------------  ------------  ---
---------  -----------   ------------
BALANCES at July 31, 2001                    $     115   $   76,092    $
35,701    $( 15,216)     $  96,692
                                           ============  ============
============  ============  ============







See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2001 and 2000
                          (dollars in thousands)


                                                            Nine Months
                                                          Ended June 30,
                                                     ------------------------
                                                         2001         2000
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  8,556     $   4,023
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Changes in operating assets and liabilities        ( 9,607)      ( 5,619)
    Other adjustments                                    5,242         2,700
                                                      ----------   ----------
     Net cash provided by operating activities           4,191         1,104
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          92            75
  Additions to property and equipment                  ( 3,378)     (  1,998)
  Acquisition of business, net of cash acquired        ( 2,565)     ( 40,275)
                                                      ----------   ----------
     Net cash used in investing activities             ( 5,851)     ( 42,198)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                 52,852            --
  Repayments to banks                                  (53,555)           --
  Net repayments on line of credit                     (13,812)       35,058
  Other                                                (   565)     (    329)
                                                      ----------   ----------
     Net cash provided by (used in) financing
          activities                                   (15,080)       34,729
                                                      ----------   ----------

Effect of foreign currency translation on cash         ( 1,080)           80
                                                      ----------   ----------
Net decrease in cash and cash equivalents              (17,820)      ( 6,285)

Cash and cash equivalents at beginning of period        28,973        36,805
                                                      ----------   ----------
Cash and cash equivalents at end of period            $ 11,153      $ 30,520
                                                      ==========   ==========





See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)

1.   Summary of Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 2000. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2000 balances are derived from audited financial statements, however, all interim period amounts have not been audited.

2.   Acquisitions

On February 28,2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. Rofin-Sinar Technologies Inc.
(RSTI) has followed the purchase method of accounting for the acquisition. Goodwill and other intangibles, resulting from the acquisition, were $2.1 million and are being amortized over a period of 15 years. At the end of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L.. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

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

3.   Inventories:

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                  June 30,    September 30,
                                                    2001            2000
                                                ------------   ------------
Raw materials and supplies                       $ 18,439        $  17,783
Work in progress                                   20,017           17,302
Service parts                                      12,883            7,894
Finished goods                                      9,563            7,630
Demonstration inventory                             4,345            5,975
                                                -----------     -----------
    Total inventories, net                       $ 65,247        $  56,584
                                                ===========     ===========


4.   Net Income Per Common Share

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2001       2000        2001        2000
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,542,700  11,538,200  11,542,700  11,538,200
Potential additional shares
  due to outstanding dilutive
  stock options                   115,012     130,810      53,640      81,532
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,657,712  11,669,010  11,596,340  11,619,732
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the nine months ended June 30, 2001, and June 30, 2000, were 213,000 and 165,000 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

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

SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000, and were adopted by the Company as of October 1, 2000. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative-effect-type adjustment of ($188) in accumulated other comprehensive income to recognize at fair value the interest rate swap agreements which are designated as cash-flow hedging instruments. Subsequent changes in fair value of these swaps, which are highly effective and designated as cash flow hedges are recorded in other comprehensive income. At June 30, 2001, the fair value of these interest rate swap agreements was ($874), which is recorded as other long-term liabilities in the condensed consolidated balance sheet.

6.   Comprehensive Income

Comprehensive income consists of net income and all other changes in a company's equity other than from transactions with the company's owners. For the three months and the nine months ended June 30, 2001 and 2000 comprehensive income was comprised of the following:

                                 Three Months Ended       Nine Months Ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
                                   2001       2000        2001        2000
                               ----------  ----------  ----------  ----------
Net income                      $  2,432    $    537     $ 8,556    $  4,023
Foreign currency
  translation adjustment        (  1,264)        543     ( 1,752)    ( 3,917)
Fair value of interest rate
  swap agreements                    245          --     (   874)         --
                               ----------  ----------  ----------  ----------
 Total comprehensive
  income (loss)                 $  1,413    $  1,080   $   5,930    $    106
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


Overview

Rofin-Sinar Technologies, Inc. (herein also referred to as "Rofin-Sinar", or the "Company" or "we" "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

During the third quarters of fiscal years 2001 and 2000, respectively, approximately 51% and 53% of the Company's revenues were from sales and servicing of laser products for cutting and welding applications and approximately 49% and 47% were from sales and servicing of laser products for marking and micro-machining applications.

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

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH (Baasel Lasertech) through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for 44.3 million euros cash. Additionally, RSTI refinanced 23.4 million euros of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition.

On February 28,2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. As of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L.. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

On June 29, 2001, the shares of common stock of Rofin-Sinar Technologies, Inc. were approved for trading on the Neuer Markt of the Frankfurt Stock Exchange in Germany.

At June 30, 2001, Rofin had 1,132 employees compared to 972 employees at June 30, 2000.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.


                                     Three Months            Nine Months
                                    Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2001       2000         2001        2000
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  61%         61%         61%         63%
Gross profit                        39%         39%         39%         37%
Selling, general and
  administrative expenses           20%         20%         18%         19%
Research and development expenses    7%          8%          7%          8%
Special charge                       1%          6%          --          2%
Goodwill amortization                2%          1%          2%          1%
Income from operations               9%          4%         12%          7%
Income before income taxes           7%          4%         10%          7%
Net income                           4%          1%          5%          4%


Net Sales - Net sales of $54.1 million and $166.2 million represent increases of $8.6 million (19%) and $53.0 million (47%) for the three months and nine months ended June 30, 2001, as compared to the corresponding periods of fiscal 2000. The increase resulted from a net sales increase of $47.6 million, or 56%, in Europe/Asia and an increase of $5.3 million, or 19%, in the United States, for the corresponding nine month periods as compared to the prior year. The increase in the three month period as compared to the prior year is a result of a net sales increase of $6.2 million, or 18%, in Europe/Asia and An increase of $2.4 million, or 22%, in the United States. The U.S. dollar strengthened against foreign currencies which had an unfavorable effect on net sales of $3.3 million and $14.4 million for the three and nine month periods. Net sales of laser products for cutting and welding applications for the three month periods increased by 14% to $27.5 million and for the nine month periods net sales increased by 15% to $78.2 million as compared to the same periods of fiscal 2000.

Net sales of lasers for marking and micro-machining applications for the three month and nine month periods increased by 24% to $26.6 million and by 94% to $88.0 million as compared to fiscal 2000, primarily due to the Baasel Lasertech acquisition.

Gross Profit - The Company's gross profit of $21.0 million and $65.0 million for the three months and nine months ended June 30, 2001, represent increases of $3.3 million (19%) and $23.2 million (56%) from the same periods of the prior year. As a percentage of sales over the corresponding nine month periods gross profit increased from 37% to 39%. The main cause of the higher percentage margin, for the nine month period, was primarily a result of the favorable product mix towards marking and micro-machining products. As a percentage of sales over the corresponding three month periods, gross profit remained consistent at 39%. Gross profit was unfavorably affected by $1.2 million and $5.0 million for the three month and nine month periods in fiscal 2001 due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $1.6 million (17%) and $9.4 million (45%) for the three months and nine months ended June 30, 2001, compared to the corresponding periods of fiscal 2000 primarily due to Baasel Lasertech being included. SG&A was favorably affected by $0.6 million and $2.2 million for the three month and nine month periods in fiscal 2001 due to the strengthening of the U.S. dollar.

Research and Development - The Company spent net $3.5 million and $11.2 million on research and development during the three month and nine month periods of the current year. The increase of 2% and 22%, for the three month and nine month periods, compared to the corresponding periods of the prior year, is primarily due to the Baasel Lasertech expenses. Gross research and development expenses for the three month periods ended June 30, 2001 and 2000 were $3.9 million and $3.7 million, respectively, and were reduced by $0.4 million and $0.2 million of government grants during each respective period. Gross research and development expenses for the nine month periods ended June 30, 2001 and 2000 were $12.1 million and $10.0 million, respectively, and were reduced by $0.9 million and $0.8 million of government grants during each respective period. R&D was favorably affected by $0.2 million and $1.1 million for the three month and nine month periods in fiscal 2001 due to the strengthening of the U.S. dollar.

Special Charge - During the three and nine months ended June 30, 2001, $0.7 million were spent on expenses related to the secondary listing of the Company's shares of common stock at the German Neuer Markt of the Frankfurt Stock Exchange. During the third quarter of 2000, in connection with the acquisition of Baasel Lasertech, the companies consolidated certain product lines. As a result, $2.8 million of certain inventories related to product lines which were to be discontinued, were written off.

Goodwill amortization - The Company recorded $0.9 million and $2.7 million during the three month and nine month periods of the current fiscal year as goodwill amortization, $0.4 million and $2.0 million higher compared to the corresponding periods in 2000. The increase relates primarily to the Baasel Lasertech and the Z-Laser S.A. acquisitions.

Other (Income) Expense - Other (Income) Expense of $1.4 million and $3.4 million for the three month and nine month periods ended June 30, 2001 represents a decrease in income of $1.3 million and $3.8 million for each of the corresponding prior year periods. The main cause of this decrease was related to interest expense on the debt used to finance the acquisition of Baasel Lasertech and currency exchange losses generated by the strengthening of the U.S. dollar in relation to the European currencies.

Income Tax Expense - Income tax expense of $1.3 million and $7.9 million for the three months and nine months ended June 30, 2001 represents effective tax rates of 35% and 48% in each respective period, compared to a prior year corresponding effective tax rates of 67% and 52%. This change in the effective tax rate is primarily due to deductible goodwill amortization in Spain and a normalized worldwide income structure.

Net Income - In light of the foregoing factors, the Company realized a consolidated net income of $2.4 million and $8.6 million for the three and nine months ended June 30, 2001, which represents increases of $1.9 million and $4.5 million from the comparable prior year periods. For the nine months ended June 30, 2001 both basic and diluted earnings per share equaled $0.74 based upon 11.5 million and 11.6 million common shares outstanding, respectively, as compared to basic and diluted earnings per share of $0.35 for the same period in fiscal 2000, based on 11.5 million and 11.6 million common shares outstanding. For the three months ended June 30, 2001 both basic and diluted earnings per share equaled $0.21 based upon 11.5 million and 11.7 million common shares outstanding, respectively, as compared to basic and diluted earnings per share of $0.05 for the same period in fiscal 2000, based on 11.5 million and 11.7 million common shares outstanding.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2001 were cash and cash equivalents of $11.2 million, a $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit, totaling $11.6 million, to support foreign subsidiaries in their local currencies. As of June 30, 2001, $13.0 million was borrowed against the Deutsche Bank facility and $8.3 million from other lines of credit (including borrowings on both short and long term borrowings), therefore $12.0 million and $3.3 million is unused and available, respectively.

On December 15, 2000, the Company refinanced certain short-term credit facilities, originally obtained to fund the acquisition and refinance the existing debt of Baasel Lasertech, with short-term borrowings of $17.0 million and long-term borrowings of $33.1 million. During the third quarter of 2001, the company repaid $12.5 million of these short-term borrowings and refinanced $4.6 million.

Cash and cash equivalents decreased by $17.8 million during the nine months ended June 30, 2001. Approximately $4.2 million in cash and cash equivalents were provided by operating activities, primarily as the result of the increase in net income and the reduction of income taxes payable, but offset by an increase in inventory.

Uses of cash from investing activities totaled $5.9 million for the nine months ended June 30, 2001 and related primarily to the acquisition of various additions to property and equipment for general business expansion and the acquisition of the net assets of Z-Laser S.A.

Net cash used in financing activities totaled $15.1 million, which was primarily related to a net reduction in borrowings from banks of $0.7 million, and net repayments on the lines of credit of $13.8 million.

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

Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of decreasing total equity by $14.3 million at June 30, 2001 as compared to $12.6 million at September 30, 2000.

The fluctuation of the German mark and the other relevant functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2001, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned            June 30, 2001      June 30, 2001
----------------     --------------      -------------      -------------
Peter Wirth              3,300             172,000             73,600
Gunther Braun            6,000             106,000             44,800
Carl F. Baasel          42,000              10,000                 --
William R. Hoover (1)   37,500                  --                 --
Ralph E. Reins (1)      12,500                  --                 --
Gary K. Willis (1)      11,000                  --                 --


(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended June 30, 2001, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the year ended September 30, 2000.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               27.1 Financial data schedule for nine month period ended June 30, 2001.

         (b)   Reports on Form 8-K

               The Registrant filed a report 8-K on June 29, 2001, announcing that the Deutsche Borse admitted the shares of common stock of Rofin-Sinar Technologies, Inc. to be traded on the regulated market segment (Geregelter Markt) of the Frankfurt Stock Exchange with trading on the Neuer Markt based on a listing report ("Unternehmensbericht") submitted in accordance with applicable German law and Neuer Markt rules and regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   August 14, 2001        /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer