Form 10-K
period 2001-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2001-12-21
CIK 1019361

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2001

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

YES [ X ]    NO [   ]





Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant (based upon the closing price of the stock on the NASDAQ National Market on December 17, 2001) was approximately $116,050,365.

11,547,300 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 17, 2001.


                       Documents Incorporated by Reference
                      -------------------------------------
Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Stockholders to be held in March 2002 are incorporated by reference herein at Part III, Items 10 - 13.

                        ROFIN-SINAR TECHNOLOGIES INC.

                              TABLE OF CONTENTS


            Item                                                        Page
            ------------------------------------------------------      ----

PART I      1.  Business                                                  4

            2.  Properties                                               24

            3.  Legal Proceedings                                        25

            4.  Submission of Matters to a Vote of Security Holders      25

PART II     5.  Market Price of the Registrant's Common
                Equity and Related Stockholder Matters                   25

            6.  Selected Financial Data                                  26

            7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            27

            7A. Quantitative and Qualitative Disclosures about
                Market Risk                                              32

            8.  Consolidated Financial Statements and
                Supplementary Data                                       33

            9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   33

PART III    10. Directors and Executive Officers of the Registrant       33

            11. Executive Compensation                                   34

            12. Security Ownership of Certain
                Beneficial Owners and Management                         34

            13. Certain Relationships and Related Transactions           34

            14. Additional Information according to Rules and
                Regulations Neuer Markt                                  34

PART IV     15. Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K                       35


SIGNATURES                                                               38

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

ITEM 1.     BUSINESS

COMPANY OVERVIEW

Rofin-Sinar Technologies Inc. (herein also referred to as "Rofin" or "RSTI" or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. Lasers are a non-contact technology for material processing which have several advantages that are desirable in industrial applications.

The Company believes it has a worldwide market share (based on sales volume) of approximately 15% for laser products used for macro (cutting & welding) and marking & micro applications and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 15,000 laser sources since 1975 and currently has over 2,500 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2001, 2000, and 1999, respectively, approximately 48%, 56%, and 71% of the Company's revenues came from sales and servicing of laser products for macro applications and approximately 52%, 44%, and 29% came from sales and servicing of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive, and semiconductor/electronics industries. The Company sells directly to end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate Rofin's laser sources with other system components, and to distributors. Many of Rofin's customers are among the largest global participants in their respective industries. During the 2001, 2000, and 1999, fiscal years, 21%, 25%, and 25%, respectively, of the Company's sales were in North America, and 79%,

75%, and 75%, respectively, in Europe/Asia.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin" or "RSTI" or "the Company") and its wholly owned subsidiaries. Rofin consists of Rofin-Sinar Inc. ("RSI") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 80% of Dilas Diodenlaser GmbH ("Dilas"), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 74% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., and 83% of Rofin-Baasel Espana S.L.

RSL includes the consolidated accounts of its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation); its 100% owned subsidiary Rasant-Alcotec Beschichtungstechnik GmbH; its 90.01% owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG; and its 100% owned subsidiary CBL Verwaltungsgesellschaft mbH.

CBL includes the consolidated accounts of its wholly owned subsidiaries Rofin-Baasel Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary RSL, Germany for 44.3 million Euro in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition, and accordingly the accompanying results of operations include the results of Baasel Lasertech for the period subsequent to the date of acquisition. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories, which will be discontinued. In September 2001 Carl Baasel Lasertechnik GmbH was transformed into Carl Baasel Lasertechnik GmbH & Co. KG ("CBL"), a limited partnership. In addition the Company and the minority shareholder are party to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of 6.3 million Euro

On February 28, 2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. Rofin-Sinar Technologies Inc. has followed the purchase method of accounting for the acquisition. At the end of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L.. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

On June 22, 2001, the shares of the common stock of Rofin-Sinar Technologies, Inc. were admitted to the regulated market (Geregelter Markt) with trading on the Neuer Markt of the Frankfurt Stock Exchange in Germany.

THE COMPANY'S LASER PRODUCTS

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications: (1) macro; (2) micro; and (3) marking. Besides offering laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in: (i) product development and manufacturing services based on more than 25 years of laser technology experience and applications know-how; (ii) application and process development (i.e., developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes); (iii) system engineering (i.e., advising customers on machine design, including tooling, automation and controls for customers in need of "turn-key" solutions); and (iv) extensive after-sales support of its laser products (including technical support, field service, maintenance and training programs, and rapid spare parts delivery).

The following table sets forth the Company's net sales of laser products used for macro (cutting & welding) applications and of laser products used for marking and micro applications in fiscal 2001, 2000, and 1999:

                                                September 30,
                                   ------------------------------------
  Product Category *                   2001          2000         1999
  ------------------------------   ----------      ---------    ---------
                                               (in thousands)

  Laser macro products              $ 106,615      $ 95,195     $ 88,056
  Laser marking and micro products    113,942        75,992       35,968
                                    ----------     ---------    ---------
  Total sales, net                  $ 220,557      $171,187     $124,024
                                    ==========     =========    =========

* For each product category, net sales includes sales of services (including training, maintenance and repair) and spare parts.

The Company from time to time reviews various opportunities to acquire businesses, technologies or products complementary to the Rofin's present business.

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

LASER PRODUCTS FOR CUTTING AND WELDING APPLICATIONS - MACRO

The Company's family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

     LASER SERIES         POWER RANGE        MODE OF EXCITATION
     -----------------    ----------------   ---------------------
     DC Slab Series       1.0 kW -  4.0 kW   High Frequency
     HF/RF Series         4.0 kW -  8.0 kW   High Frequency
     TR Series            2.0 kW - 12.0 kW   Direct Current
     SC Series            100 W  -  300 W    High Frequency

The Company believes that it is the only laser manufacturer of diffusion cooled, Slab-based lasers in the high-power range. In this laser design, a radio-frequency (RF) excited gas discharge occurs between two water-cooled electrodes which have a large surface area that permits maximum heat dissipation. The core diffusion-cooled technology is protected by two patents, and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. The Company's current focus with respect to its Slab Series lasers is on continuing to both increase their power output and reduce their manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

The Company's HF Series lasers combine proven cross-flow design principles with modern high-frequency (HF) discharge excitation technology. The Company has shipped this product predominantly to customers in the automotive industry, and their sub-suppliers, in the United States and Europe, where it has been used in a significant number of welding applications, including transmissions, tailored blanks, steel tubing and many other car parts and components. The RF Series uses fast-axial flow technology in combination with radio-frequency (RF) excitation and is especially designed for thick metal cutting.

The Company's TR Series fast-axial flow CO2 laser is used for both cutting and welding applications. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. TR Series products are used primarily by the machine tool industry.

The Company's SC Series diffusion-cooled CO2 lasers are developed and produced by RS UK. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. The lasers are used for cutting and marking applications. Principal markets are the machine tool and packaging industries. Rofin's current focus is on increasing the output power to 600 watts.

The Company's family of solid-state laser products for macro applications, and their principal markets, are discussed below.

     LASER SERIES         POWER RANGE        MODE OF EXCITATION
     -----------------    ---------------    ---------------------
     DY Series            550  W - 6.0 kW    Laser Diodes

Rofin's DY Series of continuous wave solid state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well suited for integration into complex production systems for cutting and welding applications. The key competitive advantages of the DY Series lasers are the fact that they are diode pumped and that they are designed to allow multiple power output configurations. These configurations include continuous wave and pulsed power ramping modes, which allows Rofin to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the DY Series laser such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows easy communication with a remote service center, are designed for easy maintenance. The diode pumping technology is characterized by high beam quality, high efficiency, and long service intervals. These lasers are used principally in the automotive industry.

The Company's family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
     Diode Lasers         10 W - 6.0 kW     Direct Current

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

LASER PRODUCTS FOR MARKING AND MICRO APPLICATIONS - MARKING / MICRO

The Company's family of laser marking products is as follows:

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
       PowerLine;
      StarMark Series       3 W - 130 W     Flash Lamp or Laser Diodes
       CombiLine;
      StarMark Systems     10 W - 130 W     n.a.
       MultiScan                  100 W     High Frequency

PowerLine/StarMark Series - The Company's standard PowerLine and StarMark laser marking products consist of a CO2 or solid-state laser in the range of 3 watts to 130 watts, a galvo-head, a personal computer with state-of-the-art processor, and Rofin's proprietary Laser Work Bench, VisualLaserMarker and LaserCAD-Software. The modular design of the PowerLine and StarMark markers enable customers to order the most suitable configuration for their production processes or systems (e.g., OEM-customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the enduser). The PowerLine and StarMark solid-state lasers incorporates either a dual or single lamp ceramic cavity design using "long-life" lamps or diode modules, both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company's proprietary Laser Work Bench, VisualLaserMarker and LaserCAD-Software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application, besides a wide variety of possible applications, is the marking of plastics and smart cards in the semiconductor/electronics industries.

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

MultiScan - This Dot-Matrix marker, introduced in fiscal 1999, utilizes a 100 watt sealed-off CO2 laser (SC Series) and features the ability to mark components that are moving at high speeds. The principal market is the packaging industry.

The Company's family of laser products for micro applications is as follows:

      LASER SERIES         POWER RANGE       MODE OF EXCITATION
      -----------------    --------------    -------------------
      P Series             500 W - 1.0 kW    Flash Lamp
      StarWeld Series       20 W - 500 W     Flash Lamp
      StarCut Series       150 W - 300 W     Flash Lamp
      PerfoLas Systems     n.a.              n.a.

Rofin's P Series of pulsed solid-state lasers are designed to meet the requirements of a wide range of welding and cutting applications. Their high peak power, flexible fiber-optic beam delivery system, and small-focused beam spot size allow these lasers to be successfully applied in many cutting and welding applications. The lasers' pulse shaping capability (achieved through programming of the power supply) makes them particularly well-suited to the processing of metallurgically difficult materials such as aluminum and its various alloys. Principal markets for these lasers are the automotive and precision welding markets.

StarWeld Series - Rofin's standard StarWeld laser products consist of pulsed solid state lasers in the range of 20 watts to 500 watts. Their main application, besides a wide variety of possible applications, is the fine-welding of jewelry and dental parts. Principal markets for these lasers are medical devices and the jewelry industry.

StarCut Series - Rofin's StarCut laser products use pulsed solid state lasers in the range of 150 watts to 300 watts. Their main application is the fine cutting of medical devices and integrated circuits. Principal markets for these lasers are medical devices and the semiconductor/electronics industry.

PerfoLas Systems - The PerfoLas Systems consist of a high power CO2 laser and a special designed beam delivery and paper handling system including a laser beam splitter (PerfoLas Multiplexer) which allows the customers to drill more than 250,000 holes per second into paper or foils. The main application is perforating of cigarette tip paper.



Applications Development

In addition to manufacturing and selling laser sources for macro (cutting and welding) and laser marking and micro application products, Rofin operates application centers in 10 countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. More than 25 years of laser technology experience and know-how are embodied in Rofin's applications groups, developed as a result of its participation in a broad range of industrial markets.



Markets and Customers

Rofin is selling its laser products and laser-based system solutions to a wide range of industries. Out of these, three industrial markets can be clearly identified: the machine tool, automotive, and semiconductor /electronics industries. The following table sets forth the distribution of the Company's total sales among the Company's principal markets:

                       Fiscal Years
                  ----------------------
Principal Market    2001    2000   1999   Primary Applications
----------------   ------  ------ ------  --------------------------------
Machine Tool         32%     27%    31%   Cutting
Automotive           10%     16%    14%   Welding and component marking
Semiconductor /                           Marking of integrated circuits
   Electronics       16%     24%    14%      and smart cards
                  ------   ------  ------
                     58%     67%    59%

The remaining 42%, 33%, and 41%, respectively, of laser sales in fiscal 2001, 2000, and 1999 were attributable to customers in a wide variety of other industries (including aerospace, consumer goods, medical device manufacturers, job shops, universities and institutes). No one customer accounted for over 10% of total sales in any of such periods.

Sales, Marketing and Distribution

Rofin sells its products in approximately 35 countries to OEMs and to major end-users who have in-house engineering resources capable of integrating Rofin's products into their own production systems. Laser sources for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser-cutting machines incorporating Rofin's products without any substantial involvement by Rofin. Laser sources for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit and smart card marking applications). Laser micro products are marketed and sold directly to end-users and to distributors (mainly for jewelry and dental applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component and will often specify to the OEM that it desires a Rofin laser. In these cases, Rofin's application engineers work directly with the end-user to optimize the application's performance and demonstrate the advantages of the Company's products.

Rofin has approximately 100 direct sales engineers operating in 20 countries, of which approximately 30 employees are dedicated to marketing laser macro products and approximately 70 are dedicated to marketing laser marking and micro products. In addition, Rofin has 12 independent distributors and agents marketing the Company's laser products in Australia, Brazil, Denmark, India, Israel, the Philippines, Thailand, the People's Republic of China, Poland, Singapore, Sweden and Finland. Rofin directs its worldwide sales and marketing of macro lasers from its offices in Hamburg, Germany and for laser diode components from Mainz, Germany. Worldwide sales and marketing of laser marking products is directed from Rofin's offices in Gunding-Munich, Germany and for laser micro products it is directed from its offices in Starnberg, Germany. U.S. sales of Rofin's macro and micro laser products are managed out of the Company's Plymouth, Michigan facility and for marking products out of its Boxborough, Massachusetts facility. The Company also maintains a sales office in Tempe, Arizona to support the expansion of Rofin's laser marking business in the North American market. In Europe, Rofin also maintains sales and service offices in Italy, France, Spain, the United Kingdom, the Netherlands, Belgium, Austria and Switzerland. Sales and service offices are also maintained in South Korea, Taiwan and Singapore to cover the Asia/Pacific region (other than Japan).

In Japan, the Company's principal distributor is its joint venture with Marubeni Corporation and Nippei Toyama Corporation.

Customer Service and Replacement Parts

During fiscal 2001, 2000, and 1999 approximately 29%, 30%, and 31% of the Company's revenues were generated from sales of after-sale services, replacement parts and components for its laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers in its laser products and laser marking and micro systems business. This close relationship is maintained as customers' needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded into new geographic regions by providing local service and support. Rofin has 230 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's distributors also provide customer service and support.

Many of Rofin's laser products are operated 24 hours a day in high speed, quality-oriented manufacturing operations. Accordingly, the Company provides 24-hour, year-round service support to its customers in Germany, the United States, and the majority of other countries in which it operates. The Company plans to continue adopting similar service support elsewhere. In addition, eight-hour response time is provided to certain key customers.
This support includes field service personnel who reside in close proximity to the Company's installed base. The Company provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems. The Company also offers regularly scheduled and intensive training programs and customized maintenance contracts for its customers.

Of Rofin's customer service personnel, approximately 165 employees operate in the field in 50 countries. Field service personnel are also involved in the installation of the Company's systems.

Rofin's approach to the sale of replacement parts is closely linked to the Company's strategic focus on rapid customer response. The Company provides around-the-clock order entry and provides same or next day delivery of parts worldwide in order to minimize disruption to customers' manufacturing operations. Rofin generally agrees to provide after sale parts and service for 10 years, if requested by the customer. The Company's growing base of installed laser sources and laser-based systems is expected to continue to generate a stable source of parts and service sales.


COMPETITION

Laser Products for Cutting and Welding - Macro

The market for laser macro products and systems is fragmented, and includes a large number of competitors, many of which are small or privately owned or which compete with Rofin on a limited geographic, industry-specific or application-specific basis. The Company also competes in certain target markets with competitors that are part of large industrial groups and have access to substantially greater financial and other resources than the Company. Competition among laser manufacturers includes attracting and retaining qualified engineering and technical personnel. The overall competitive position of the Company will depend upon a number of factors, including product performance and reliability, customer support, manufacturing quality, the compatibility of its products with existing laser systems, and to continue the successful development of products utilizing the technologies of diode lasers and diode pumped, solid-state lasers.

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf, Fanuc and PRC (for high-power CO2 lasers), Excel/Synrad and Coherent (for low-power CO2 lasers), Trumpf-Haas (for solid-state lasers) and Optopower and Jenoptik (for diode lasers and laser diodes) compete in certain of the markets in which Rofin operates. However, in the Company's opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Rofin. Only Trumpf/Haas has a product range and worldwide presence similar to those of the Company. The Company believes that it has a competitive advantage over these companies due to its exclusive access (for material applications of 500 watts and above) to the patented diffusion cooling technology incorporated in its CO2 Slab lasers. See "Intellectual Property".

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

The Company's products compete in the laser marking market with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. In the micro market the Company's products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro market include Trumpf-Haas, GSI Lumonics, Unitek Miyachi, Lasag and Excel/Control Laser.

Rofin also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting and marking. The Company believes that as industries continue to modernize, seek to reduce production costs and require more precise and flexible manufacturing, the features of laser-based systems will become more desirable than systems incorporating conventional manufacturing techniques and processes. The increased acceptance of these laser applications by industrial users will be enhanced by product line expansion to include lower and higher power C02 lasers, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of diode lasers and diode pumped, solid-state lasers capable of performing heavy industrial material processing and marking and micro applications.

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2 and solid-state laser macro products at its Hamburg, Aschheim-Munich, Germany; Plymouth, Michigan; and Atsugi-shi, Japan facilities. The Company's laser marking products are manufactured and tested at its facilities in Gunding-Munich, Starnberg, Germany, Kingston upon Hull, UK, Singapore, and Boxborough, Massachusetts.
The products for micro applications are manufactured and tested in Starnberg, Germany. The diode laser products are manufactured and tested at its Mainz, Germany facility. Low-power CO2 laser products are manufactured and tested in Kingston upon Hull, UK. Coating of the Slab laser electrodes is performed at the Overath, Germany facility.

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

Rofin's in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company's finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. The Company minimizes the number of suppliers and component types; however, wherever practicable, it has at least two sources of supply for key items. The Company has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company has reason to believe that it could, if necessary, purchase such components from alternative sources of supply following appropriate qualification of such new vendors. The Company cannot assure, however, that alternative sources of supply could be obtained on as favorable terms.

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, Mainz and Plymouth facilities are ISO 9001 certified. The Plymouth operation is qualified as a "Q-1" supplier of Ford's "Q-1" quality management standards. In addition the following facilities are ISO 9002 certified: Pamplona (Spain), Milan (Italy) and Paris (France).

RESEARCH AND DEVELOPMENT

During fiscal 2001, 2000, and 1999, Rofin's net spending on research and development was $14.8 million, $13.0 million, and $11.8 million, respectively. The Company received funding under German government and European Union grants totaling $1.2 million, $1.4 million, and $1.3 million, in fiscal 2001, 2000, and 1999, respectively.

Rofin's research and development activities are directed at meeting Customers' manufacturing needs and application processes. Core competencies include CO2 gas lasers, solid-state lasers, diode lasers, precision optics, electronic power supplies, fiber optics, beam delivery, control interfaces, software programming and systems integration. The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

The Company's research and development activities are carried out in seven centers in Hamburg, Aschheim-Munich, Gunding-Munich, Starnberg and Mainz (all Germany), Kingston upon Hull (UK), and Plymouth, Michigan (USA) and are centrally coordinated and managed. Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for "Technische Physik" of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Alberta in Canada and the University of Edinburgh, United Kingdom. These relationships include funding of research, joint development programs, personnel exchange programs and licensing of patents developed at such institutes.



INTELLECTUAL PROPERTY

Rofin owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions. While policies and procedures are in place to protect critical intellectual properties, Rofin believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of Rofin's personnel. The Company is also an exclusive licensee on a worldwide basis of two U.S. patents and their corresponding foreign counterparts, one of which expires in 2007 and one of which expires in 2009 (as to which the license is exclusive for the duration of the patent), covering the diffusion-cooled technology used in its Slab Series CO2 lasers for industrial material processing applications of 500 watts and above and a non-exclusive license for application below 500 watts. In Rofin's view, the technology protected by these two patents represents a significant step forward in industrial laser technology for material processing and is an important source of Rofin's future growth and profitability.

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe and Japan. Rofin currently holds 69 separate patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2004 to 2019. In addition, 47 patent applications have been filed and are under review by the patent authorities. Rofin requires its employees and certain of its customers, suppliers, distributors, agents and consultants to enter into confidentiality agreements to further safeguard Rofin's intellectual property.

Rofin from time to time receives notices from third parties alleging infringement of such parties' patent or other intellectual property rights by Rofin's products. While these notices are common in the laser industry and Rofin has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, Rofin cannot assure that it would in the future prevail in any litigation seeking damages or expenses from Rofin or to enjoin Rofin from selling its products on the basis of such alleged infringement. Nor can Rofin assure that it would be able to develop any non-infringing technology or to license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against Rofin or its customers and a license were not made available to Rofin on commercially reasonable terms, Rofin would be adversely affected.

In July 1996, Rofin received notice of an opposition filed by a competitor in the European Patent Office ("EPO") which challenges on a number of grounds one of the two third-party patents licensed exclusively by Rofin covering certain aspects of its diffusion-cooled CO2 Slab laser. The holder of the patent has filed a response to the opposition, in response to which the party opposing the patent has filed further submissions. The last submission in the matter was made in September 1999. The Company has no information when a decision can be expected. The U.S.-issued counterpart of this patent was previously the subject of a reexamination proceeding in the U.S. Patent and Trademark Office ("PTO"), at the conclusion of which the patent was upheld. While the decision of the PTO is not binding on the EPO, based on the outcome of the U.S. reexamination proceeding and management's review of the arguments made in the opposing party's notice of opposition and subsequent submissions, Rofin believes that such notice of opposition is without substantial merit and that the patent will be upheld by the EPO. However, no assurance can be given that there will be a successful outcome for the holder of the patent and therefore for Rofin in this opposition proceeding. If the patent will not be upheld by the EPO, Rofin can no longer use the technology in Europe on an exclusive basis and, therefore, its business, results of operations and future growth and profitability would be materially affected.

From time to time, Rofin files notices of opposition to certain patents on laser technologies held by others, including academic institutions and competitors of Rofin, which Rofin believes could inhibit its ability to develop products in this area. In particular, Rofin had a notice of opposition in the EPO against a patent held by a competitor which Rofin believes conflicts with a third-party patent licensed by Rofin covering certain aspects of its diffusion-cooled CO2 Slab laser. This case has been settled out of court in July 2001.

A competitor sued A-B Laser, Inc., now Rofin-Baasel, Inc. in December 1999 in U.S. federal court for alleged infringement of a U.S. patent that will expire in 2002 concerning a method of marking semiconductor material. In February 2001, that competitor also filed a complaint against Carl Baasel Lasertechnik GmbH, for alleged infringement of the same patent. From Rofin-Baasel, Inc., the competitor seeks an injunction, claims actual damages of $7 million (plus interest) for past infringement and requests that the damages be increased to three times its actual damages and that it be awarded its attorney fees for alleged willful infringement of the patent. Because the case against Carl Baasel Lasertechnik GmbH was only recently filed, no specific damages claim has yet been made against that entity. Both cases, Rofin-Baasel, Inc. and Carl Baasel Lasertechnik GmbH, are pending. The Company believes that these lawsuits are without merit, that the patent is invalid and not infringed, that the damages sought are excessive and that there was no willful infringement of the patent. In the event the competitor prevails and his claims are upheld as filed, this would have a material adverse effect on Rofin's business, financial position and results of operations.



ORDER BACKLOG

The Company's order backlog was $53.0 million, $65.6 million, and $41.0 million, as of September 30, 2001, 2000, and 1999, respectively. The Company's order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The decrease in the Company's order backlog from September 30, 2000, to September 30, 2001, was primarily attributable to lower order intake for markers to the semiconductor and electronic industries in Europe and Asia. The strengthening of the U.S. dollar in fiscal 2001 had a negative impact of approximately $3.4 million on year-to-year order backlog. The increase in the Company's order backlog from September 30, 1999 to September 30, 2000, was primarily attributable to the adding of the backlog of the acquired Baasel Lasertech group with $24.1 million and the higher order entry for marking of integrated circuits and smart cards in fiscal 2000 in Europe and Asia. The strengthening of the U.S. dollar in fiscal 2000 had a negative impact of approximately $3.7 million on year-to-year order backlog.

An order is booked by Rofin when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range between 8-16 weeks from the date an order is placed. Orders in backlog are subject to cancellation (subject to penalties), or rescheduling by the customer. The Company's backlog on any particular date is not necessarily indicative of actual sales for any future period.

The Company anticipates shipping the present backlog during fiscal 2002.

LASER TECHNOLOGY

The term "laser" is an acronym for "Light Amplification by Stimulated Emission of Radiation". Lasers were first developed in the early 1960s in the United States. A laser consists of an active lasing medium that gives off its own light (radiation) when excited, an optical resonator with a partially-reflective output mirror at one end, a fully-reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium, and an external energy source used to excite the lasing medium. A laser works by causing the energy source to excite (pump) the lasing medium, which converts the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons, as they are reflected between the two mirrors, which form the resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through an output port or "window". By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. The laser produces light from the lasing medium to achieve the desired intensity, uniformity and wavelength through a series of reflective mirrors. The heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology.


EMPLOYEES

At September 30, 2001, Rofin had 1,151 full-time employees, of which 785 were in Germany, 157 were in the United States, 28 in France, 38 in Italy, 66 in the United Kingdom, 23 in Spain, 8 in the Netherlands, 21 in Singapore and 25 in Japan, whereas at September 30, 2000, Rofin had 1,035 full-time employees, of which 711 were in Germany, 170 were in the United States, 28 in France, 32 in Italy, 50 in the United Kingdom, 9 in Spain, 5 in the Netherlands, 10 in Singapore and 20 in Japan. The average number of employees for the fiscal year ended September 30, 2001 totaled 1,100.

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

Such regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. The Company's laser products for macro, micro and laser marking applications can result in injury to human tissue if directed at an individual or otherwise misused. The Company believes that its laser products for macro, micro and marking applications are in substantial compliance with all applicable laws for the manufacture of laser devices.


RISK FACTORS

Downturns in the industry, particularly in the machine tool, automotive and semiconductor/electronics industries, may have, in the future, a material adverse effect on our sales and profitability.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive and semiconductor/electronics industries. We estimate that approximately 58% of our laser sales during fiscal 2001 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Our net sales and results of operations may be materially adversely affected if downturns or slowdowns in the machine tool, automotive, and semiconductor/electronics industries occur in the future.

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

The Company experienced in the past, and expects to experience in the future, fluctuations in its quarterly results. These fluctuations may increase the volatility of the Company's stock price.

We have experienced and expect to continue to experience some fluctuations in our quarterly results. We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ and the Neuer Markt, to fluctuate, perhaps substantially. Factors which may have an influence on the Company's operating results in a particular quarter include:
(i) the timing of the receipt of orders from major customers; (ii) product mix; (iii) competitive pricing pressures; (iv) the relative proportions of domestic and international sales; (v) our ability to design, manufacture and introduce new products on a cost-effective and timely basis; and (vi) the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities. These and other factors make it difficult for us to release precise predictions regarding the results and the development of our business.

In addition, our backlog at any given time is not necessarily indicative of actual sales for any succeeding period. As our delivery schedule typically ranges from one week to six months, our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. Accordingly, the Company's results of operations are subject to significant fluctuations from quarter to quarter. See also "Business-Order Backlog."

Other factors that we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by us or our competitors, developments with respect to intellectual property and shortfalls in our operations relative to analysts' expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor/electronics and automotive industries, may adversely affect the market prices of our common stock on the NASDAQ and the Neuer Markt.

A high percentage of our sales are overseas and our results are therefore subject to the impact of exchange rate fluctuations.

Although we report our results in U.S. dollars, approximately 74% of our current sales are denominated in other currencies, including the Euro, British pounds, Singapore dollars, Japanese yen and Taiwanese NT dollars.
The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

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

The laser industry is characterized by significant price and technical competition. Our current and proposed laser products for laser macro and laser marking and micro applications compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than us.

We believe that competition will be particularly intense in the CO2, diode laser and solid state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in this market, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. See also "Business-Competition."

Our future growth and competitiveness depend upon our ability to develop new and enhanced products to meet market demand and to integrate the acquired Baasel Lasertech Group to substantially increase our market share for laser marking and micro products.

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products. To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources and solid state laser sources. In order to meet increasing market demand, we intend to devote substantial resources to: (i) broadening our CO2 laser product range; (ii) increasing the output power of our CO2 laser sources, diode lasers and diode pumped solid state laser products and (iii) continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

A large part of our growth strategy depends upon being able to integrate the acquired Baasel Lasertech Group and streamline the existing laser marking product portfolio to increase substantially our market share for laser marking and micro products, particularly in the United States.

If we are unable to implement our strategy to develop new and enhanced products, in the way described above, and to integrate the Baasel Lasertech Group and streamline the laser marking and micro product portfolio, we may not be able to increase our revenues. As a result, our business, operating results and financial condition could be adversely affected. No assurance can be given that we will successfully implement our business strategy or that any of the newly developed or enhanced products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Rofin's Laser Products".

While there are currently no commitments with respect to any future material acquisitions, our business strategy includes the expansion of our products and services, which may be effected through acquisitions. We, from time to time, review various opportunities to acquire businesses, technologies or products complementary to our present business. There can be no assurance that we will be able to integrate any acquired business effectively or that any acquisition will result in long-term benefits to us.

Our failure to avoid litigation for infringement or misappropriation of propriety rights of third parties or to protect our propriety technology could result in a loss of revenues and profits.

We, from time to time, receive notices from third parties alleging infringement of such parties' patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling its products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers and a license were not made available to us on commercially reasonable terms, we would be adversely affected.

In particular, we are currently involved in a (i) proceeding pending before the EPO concerning a notice of an opposition filed by a competitor which challenges one of the two third-party patents licensed exclusively by us covering certain aspects of our diffusion-cooled CO2 Slab laser, (ii) proceeding pending before the EPO concerning a notice of opposition filed by us against a patent held by a competitor which we believe conflicts with a third-party patent licensed by us covering certain aspects of our diffusion-cooled CO2 Slab laser, and (iii) proceedings in U.S. federal court concerning lawsuits filed by a competitor for alleged infringement of a U.S. patent that will expire in 2002 and covers a method of marking semiconductor material. See "Business-Intellectual Property". In the event that the respective competitors succeed in any of these proceedings, our business, financial position and results of operations would be materially adverse affected.

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

We currently hold 69 United States and foreign patents on our laser sources, with expiration dates ranging from 2004 to 2019. In addition, 47 patent applications have been filed and are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also "Business - Intellectual Property".

Our inability to manage the risks associated with our international operations could adversely affect our business.

Our products are currently marketed in approximately 35 countries, with Germany, the rest of Europe, the United States and the Asia/Pacific region being our principal markets. Sales in our principal markets are subject to risks inherent in international business activities, including the general economic conditions in each such country or region, overlap of differing tax structures, management of an organization spread over various jurisdictions, unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations such as import and export licensing requirements and trade restrictions. Our failure to manage the risks associated with our international business operations could have a material adverse effect on our sales and profitability.

Our profitability may be adversely affected by a prolonged economic slowdown in the United States, Eastern Europe, or the Asia/Pacific region. A recession in these economies could trigger a decline in laser sales to the automotive and semicondutor/electronics industries, and any related weaknesses in their respective currencies could adversely affect consumer demand for our products, the U.S. dollar value of our foreign currency denominated sales, and ultimately our consolidated results of operations.

The Euro is a new legal currency being introduced by certain European Union member states. On January 1, 1999, eleven European countries established fixed conversion rates between their existing currencies (legacy currencies) and the Euro. As of that date, the legacy currencies of such countries are not directly convertible into each other; instead a legacy currency must be converted into the Euro, which then can be converted into a target legacy currency. The legacy currencies and the Euro will both be used through December 31, 2001, after which the legacy currencies will be withdrawn. Our review indicates that our information systems can operate in the "Euro only" environment.

We are currently unable to determine the ultimate long-term financial impact of the exclusive use of the Euro on our markets and on the economies of the countries in which we operate. This impact will depend upon the evolving competitive situations and macro-economic impact of the introduction of the Euro.



ITEM 2.     PROPERTIES

The Company's manufacturing facilities include the following:

                           Owned or      Size
Location of Facility        Leased     (sq. ft.)   Primary Activity
------------------------  ----------  -----------  --------------------------
Hamburg, Germany             Owned*     128,331    CO2 lasers,
                                                   solid-state lasers
Starnberg, Germany          Leased       95.441    Laser marking and micro
                                                   products, power supplies
Gunding-Munich, Germany     Leased       65,302    solid-state lasers,
                                                   laser marking products
Plymouth, Michigan          Leased       58,075    CO2 lasers
Kingston upon Hull,
  United Kingdom            Leased       48,504	   Low-power CO2 lasers
Aschheim-Munich, Germany    Leased       23,080    CO2 lasers
Boxborough, Massachusetts   Leased       22,500    Laser marking products
Mainz, Germany              Leased       20,734    Diode lasers & components
Overath, Germany            Leased       14,447    Coating of materials
Sakai Atsugi-shi, Japan     Leased       11,245    CO2 lasers
Pamplona, Spain              Owned        7,532    Laser marking systems
Singapore                   Leased        6,026    Laser marking products

* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.

The Company's leases of its facilities in Plymouth, Michigan are currently on a month to month lease option until they relocate to their new facility in 2002. The Kingston upon Hull, United Kingdom facility lease expires in 2007, with an option to purchase the facility in June 2002. The Gunding-Munich, Germany facility lease expires in 2005 and 2007, with an optional yearly notice of termination. The leases on its Japanese facilities in Atsugi-shi expire in 2004 with a renewal option for three years. The Mainz, Germany facility lease expires in 2010 and the Overath, Germany facility leases expire in 2003 and 2004. The Singapore facility lease expires in 2003, with a renewal option for three years. The Starnberg, Germany main facility is leased until 2017, including a clause to terminate the lease contract within a two-year notice period during the contract period. The Aschheim-Munich, Germany facility lease expires in 2010, with a renewal option until 2015. The leases on its U.S. facilities in Acton, Massachusetts, expired in October 2001, the new facilities are in Boxborough, Massachusetts and the lease expires in 2006.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Aschheim-Munich, Starnberg, Gunding-Munich, Mainz, Kingston upon Hull and Plymouth locations. The Company also maintains sales and service offices worldwide, all of which are leased.

The Company believes that its existing facilities are adequate to meet its currently projected needs for the next 12 months and that suitable additional or alternative space would be available, if necessary, in the future on commercially reasonable terms. The Company expects to make additional capital expenditures to support its diode laser and diode pumped, solid-state laser development activities in Germany.


ITEM 3.     LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party. See "Intellectual Property" for further discussion.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 2001.

                                   PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market, and, since July 2, 2001 also on the German Neuer Markt, under the symbols RSTI and German securities identification number 902757, respectively. The table below sets forth the high and low sales prices of the Company's common stock for each quarter ended during the last two years as reported by the National Association of Securities Dealers, Inc.:

                                                 Common Trade Prices
                                                ---------------------
        Quarter ended                              High        Low
        ---------------------                   ----------  ---------
        December 31, 1999                        $  8 1/2    $ 6
        March 31, 2000                           $ 17        $ 7 1/16
        June 30, 2000                            $ 14 3/4    $ 9
        September 30, 2000                       $ 16        $ 9 3/4
        December 31, 2000                        $ 12 2/5    $ 6 1/2
        March 31, 2001                           $ 10 7/8    $ 7 1/2
        June 30, 2001                            $ 14 1/50   $ 8 13/20
        September 30, 2001                       $ 13 1/20   $ 7 1/50

At December 17, 2001, the Company had eleven holders of record of its common stock and 11,547,300 shares outstanding. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2001. The information sets forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this annual report.

                                           Year ended September 30,
                                --------------------------------------------
                                  2001     2000     1999     1998     1997
                                -------- -------- -------- -------- --------
                                    (in thousands, except share amounts)
STATEMENT OF INCOME DATA:
Net sales                       $220,557 $171,187 $124,024 $117,583  $129,393
Cost of goods sold               138,408  106,890   82,230   74,476    82,982
Gross profit                      82,149   64,297   41,794   43,107    46,411
SG&A expenses                     41,841   29,593   23,706   22,315    22,101
Amortization expense               3,653    1,701      341      341        --
R&D expenses                      14,798   12,953   11,808    9,960     9,727
Special charge                       700    2,812       --       --     1,350
Income from operations            21,157   17,238    5,939   10,491    13,233
Net interest expense (income)      2,980      637  (   702)  (  759)  (  854)
Income before income taxes        18,177   16,079    6,875   11,799    14,712
Net tax expense                   10,962    8,202    3,242    5,118     5,758
Net income                         7,215    7,877    3,633    6,681     8,954
Net income per common
  share - Basic                     0.62     0.68     0.32     0.58      0.78
Net income per common
  share - Diluted                   0.62     0.68     0.32     0.58      0.77
Shares used in computing net
  income per share - Basic        11,547   11,538   11,527   11,517    11,505
Shares used in computing net
  income per share - Diluted      11,601   11,622   11,527   11,615    11,606

OPERATING DATA (as percentage of sales):
Gross profit                        37.2%    37.6%   33.7%    36.7%     35.9%
SG&A expenses                       19.0%    17.3%   19.4%    19.3%     17.1%
R&D expenses                         6.7%     7.6%    9.5%     8.5%      7.5%
Income from operations               9.6%    10.1%    4.8%     8.9%     10.2%
Income before income taxes           8.2%     9.4%    5.5%    10.0%     11.4%


BALANCE SHEET DATA:
Working capital                 $ 63,409 $ 62,648 $ 73,734 $ 67,119  $ 55,007
Total assets                     224,750  218,414  147,213  143,742   132,189
Line of credit and loans          64,311   74,921   27,271   22,703    18,569
Stockholders' equity              99,051   90,719   90,676   90,765    81,925

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. ("Rofin" or "RSTI" or the "Company") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

During fiscal year 2001, approximately 48% of the Company's revenues were from sales and servicing of laser macro products and approximately 52% were from sales and servicing of laser products for marking and micro applications.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for 44.3 million Euro in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition, and accordingly the accompanying results of operations include the results of Baasel Lasertech for the period subsequent to the date of acquisition. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories, which will be discontinued. In September 2001 Carl Baasel Lasertechnik GmbH was transformed into Carl Baasel Lasertechnik GmbH & Co. KG, a limited partnership. In addition the Company and the minority shareholder are party to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of 6.3 million Euro.

On February 28, 2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. Rofin-Sinar Technologies Inc. has followed the purchase method of accounting for the acquisition. At the end of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L.. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

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
                                             Fiscal Year Ended September 30,
                                             ------------------------------
                                               2001       2000       1999
                                             --------   --------   --------
Net sales                                      100%        100%      100%
Cost of goods sold                              63%         62%       66%
Gross profit                                    37%         38%       34%
Selling, general and administrative expenses    19%         17%       19%
Research and development expenses                7%          7%       10%
Goodwill amortization                            1%          1%        0%
Special charge                                   0%          2%        0%
Income from operations                          10%         10%        5%
Income before income taxes                       8%          9%        6%
Net income                                       3%          5%        3%


FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales - Net sales of $220.6 million represent an increase of $49.4 million and 29%, over the prior year. The increase is a result of the Baasel Lasertech being included in the financial results for the entire fiscal year. Net sales increased $46.3 million, or 36%, in Europe/Asia and an increase of $3.1 million, or 7%, in the United States, as compared to the prior year.
The U.S. dollar strengthened against foreign currencies which had an unfavorable effect on net sales of $14.1 million. Net sales of laser products for macro applications increased by 12% to $106.6 million, over the prior year. The Baasel Lasertech acquisition accounted for $7.9 million, or 69% of the increase in net sales of laser macro products. Net sales of lasers for marking and micro applications increased by 50% to $114.0 million compared to fiscal 2000. In fiscal 2001, $41.4 million of the increase in marking and micro revenue was due to the Baasel Lasertech acquisition, which was offset by a lower demand for laser markers in the semiconductor and electronics industry by $3.4 million.

Gross Profit - The Company's gross profit of $82.1 million increased by $17.9 million and 28%, over the prior year. As a percentage of sales gross profit decreased from 38% to 37%. The lower percentage margin in fiscal 2001 was primarily a result of a less favorable product mix. Gross profit was unfavorably affected by $4.3 million in fiscal 2001 due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $12.2 million or 41% to $41.8 million, compared to fiscal 2000 primarily due to increased sales activities of the Rofin group and additional costs in connection with the Baasel Lasertech group reorganization. As a percentage of net sales selling, general and administrative expenses increased by 2% from 17% to 19%. Selling, general and administrative expenses were favorably affected by $2.5 million in fiscal 2001 due to the strengthening of the U.S. dollar.

Research and Development - The Company spent net $14.8 million on research and development, this represents an increase of 14.2% or $1.8 million over fiscal 2000, mainly related to the Baasel Lasertech acquisition. Gross research and development expenses for fiscal 2001 and 2000 were $16.0 million and $14.4 million, respectively, and were reduced by $1.2 million and $1.4 million of government grants during the respective periods. Research and development expenses were favorably affected by $1.1 million in fiscal 2001 due to the strengthening of the U.S. dollar.

Income Tax Expense - Income tax expense of $11.0 million in fiscal 2001 and $8.2 million in fiscal 2000 represent effective tax rates of 60.3% and 51.0%, respectively. The increase in effective tax rate was due primarily to higher amounts of nondeductible goodwill, a higher portion of current year profit generated in tax jurisdictions, such as Germany, with higher statutory tax rates, and losses in certain countries, which currently do not generate tax benefits.

Net Income - As a result of the foregoing factors, the Company's net income of $7.2 million ($0.62 per diluted share) in fiscal 2001 decreased by $0.7 million over the prior year's net income of $7.9 million ($0.68 per diluted share). As an effect of currency translation, net income increased by $0.5 million, or 9%, of fiscal 2001 net income.

FISCAL 2000 COMPARED TO FISCAL 1999

Net Sales - Net sales of $171.2 million represent an increase of $47.2 million and 38%, over the prior year. The increase resulted from an increase in net sales of $35.9 million, or 39%, in Europe/Asia and an increase of $11.2 million, or 36%, in the United States, as compared to the prior year. The U.S. dollar strengthened against foreign currencies which had an unfavorable effect on net sales of $13.3 million. Net sales of laser macro products increased by 8% to $95.2 million over the prior year. The Baasel Lasertech acquisition accounted for $4.1 million, or 58% of the increase in net sales of laser macro products. Net sales of lasers for marking and micro applications increased by 111% to $76.0 million compared to fiscal 1999. In fiscal 2000, $23.2 million, or 58% of the increase in marking and micro revenue was due to the Baasel Lasertech acquisition and $16.8 million, or 42% was mainly to the high demand for laser markers in the semiconductor and electronics industry and higher shipments to the Asian markets.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity at September 30, 2001 were cash and cash equivalents of $13.5 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $26.5 million (translated at the applicable exchange rate at September 30, 2001). As of September 30, 2001, $14.2 million was outstanding under the Deutsche Bank facility and $9.6 million under other lines of credit. Therefore, $27.7 million is unused and available under Rofin's lines of credit.

Additionally, the Company maintains a credit facility with a German bank which was used to finance part of the acquisition and refinancing the existing debt of Baasel Lasertech. As at September 30, 2001, $40.5 million was outstanding under this credit facility.

Cash and cash equivalents decreased by $15.5 million during fiscal 2001. Approximately $9.1 million in cash and cash equivalents were provided by operating activities, primarily as the result of net income and the increase of depreciation/amortization and accrued liabilities but offset by the increase in inventory and accounts receivable.

Uses of cash from investing activities totaled $7.1 million for the twelve months ended September 30, 2001 and was due mainly to various additions to property and equipment related to the business expansion ($4.7 million) and the acquisition of 80% of Z-Laser S.A., Spain ($2.2 million, net of cash acquired at the acquisition date).

Net cash used by financing activities totaled $17.8 million, which was primarily related to current period bank repayments of $65.7 million and borrowings from banks of $48.5 million to refinance, on a long-term basis, the acquisition of Baasel Lasertech.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under its credit facilities, will provide adequate resources to meet its capital requirements and operational needs at least through 2002.

Currency Exchange Rate Fluctuations

Although the Company reports its' Consolidated Financial Statements in U.S. dollars, approximately 74% of its sales are denominated in other currencies, primarily German marks, as well as French francs, Italian lire, British pounds, Singapore dollars, Dutch guilders and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to United States dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity had the effect of decreasing total equity by $10.6 million at September 30, 2001 as compared to $12.6 million at September 30, 2000.

The fluctuation of the German Mark, Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 2001, 2000 and 1999 net sales, gross profit and income from operations.

                     ----------------- ----------------- -----------------
                        Fiscal 2001      Fiscal 2000       Fiscal 1999
                     ----------------- ----------------- -----------------
                              At 2000           At 1999           At 1998
                              Exchange          Exchange          Exchange
                      Actual   Rates    Actual   Rates    Actual   Rates
                     -------- -------- -------- -------- -------- --------
                                         (in millions)

Net sales             $220.6  $ 234.7  $ 171.2  $ 184.5  $ 124.0  $ 123.5
Gross profit            82.1     86.4     64.3     69.4     41.8     41.5
Income from operations  21.2     21.9     17.2     19.5      5.9      5.7

Between fiscal 2000 and 2001, the Euro yearly average weakened against the U.S. dollar by approximately 8.2%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $14.1, $4.3 and $0.7 million, respectively.

Between fiscal 2000 and 1999, the Euro weakened against the U.S. dollar by approximately 14.4%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $13.3, $5.1 and $2.3 million, respectively. Between fiscal 1999 and 1998, the German mark yearly average did not change against the U.S. dollar. However, the Japanese yen, during the same period, strengthened against the U.S. dollar by approximately 11%. The impact of this strengthening of the Japanese yen was to increase net sales, gross profit and income from operations by $0.5, $0.3 and $0.2 million, respectively.


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", which requires the use of the purchase method of accounting for business combinations after June 30, 2001. It defines the methodology to be used in measuring goodwill and other intangible assets and defines certain disclosure requirements for business combinations. The Company has historically accounted for its acquisitions under the purchase method.

On the same date, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill will no longer be subject to amortization, but will be subject to annual impairment tests. Additionally, intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company is required to implement this new standard on October 1, 2002. During fiscal 2002, the Company will determine the impact of this new standard on its financial position and results of operations.


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

Interest Rate Sensitivity

As of September 30, 2001, the Company maintained a cash equivalents portfolio of $2.1 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million, accordingly.

At September 30, 2001, the Company had $23.3 million of annually adjusted interest rate debt and $41.0 million of fixed rate debt (of which $4.2 million is due in 2002, $14.3 million is due in 2003, $4.3 million is due in 2004, $16.0 million is due in 2005 and $2.2 million in 2006). A 10% change in the average cost of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2001, the Company held Japanese yen forward contracts with notional amounts of 3.0 million Euro, an Euro forward contract with notional amount of $ 0.7 million and German Mark forward exchange options with notional amounts of $0.9 million. The gains or losses resulting from a 10% change in currency exchange rates would not be material.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Stockholders to be held in March 2002, and is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the "Executive Compensation and Related Information" section of the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Stockholders to be held in March 2002, and is incorporated by reference herein.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Stockholders to be held in March 2002, and is incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 2002 Annual Meeting of Stockholders to be held in March 2002, and is incorporated by reference herein.


ITEM 14. ADDITIONAL INFORMATION ACCORDING TO RULES AND REGULATIONS NEUER
MARKT

The following table sets forth information as of September 30, 2001, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director. To the Company's knowledge, each of the directors has sole voting and investment power with respect to the shares of common stock he owns.

                         Number of Shares of         Number of     Percentage
                             Common Stock           Excercisable       of
 Name                    Beneficially Owned (1)    Options Owned    Class
 ------------------      ------------------------  -------------    --------

 Peter Wirth                     3,300                   95,300        *
 Gunther Braun                   6,000                   62,000        *
 Carl Baasel                    42,000                       --        *
 William R. Hoover              37,500                       --        *
 Ralph E. Reins                 14,000                       --        *
 Gary K. Willis                 12,500                       --        *
 All directors and
  Executive officers
  as a group (6 persons)      115,300                   157,300       2%

* Less than one (1) percent of class.

                                   PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.    1. Consolidated Financial Statements

         The following financial statements are filed as part of this annual report.

         Independent Auditors' Report                                   F-1

         Consolidated Balance Sheets as of September 30, 2001 and 2000  F-2

         Consolidated Statements of Operations for the years ended
         September 30, 2001, 2000, and 1999                             F-3

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the years ended
         September 30, 2001, 2000, and 1999                             F-4

         Consolidated Statements of Cash Flows for the years ended
         September 30, 2001, 2000, and 1999                             F-5

         Notes to Consolidated Financial Statements                     F-6

      2. Financial Statement Schedules

         Independent Auditors' Report                                   F-26

         Schedule II - Valuation and Qualifying Accounts                F-27

         Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

      3. Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

b.    Reports on Form 8-K

         During the third quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K with the SEC dated June 29, 2001.

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

27.1     Financial Data Schedule for fiscal year ended September 30, 2001



----------------------------------------------------------------------------
(*) Incorporated by reference to the exhibits filed with the Company's Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**) Incorporated by reference to the exhibit filed with the Company's Quarterly Report for the period ended March 31, 1998.

(***) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(+)      To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   December 21, 2001            ROFIN-SINAR TECHNOLOGIES INC.

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

      SIGNATURE                      TITLE                     DATE
---------------------    -----------------------------    -----------------

/s/  Peter Wirth         Chairman of the Board of         December 21, 2001
---------------------    Directors, Chief Executive
     Peter Wirth         Officer and President


/s/  Gunther Braun       Executive Vice President,        December 21, 2001
---------------------    Finance and Administration,
     Gunther Braun       Chief Financial Officer,
                         Principal Accounting Officer
                         and Director

/s/  William Hoover      Director                         December 21, 2001
---------------------
     William Hoover

/s/  Ralph Reins         Director                         December 21, 2001
---------------------
     Ralph Reins

/s/  Gary Willis         Director                         December 21, 2001
---------------------
     Gary Willis

/s/  Carl F. Baasel      Director                         December 21, 2001
---------------------
     Carl F. Baasel

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Detroit, Michigan
November 2, 2001

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)


                                                           September 30,
                                                     -----------------------
                                                         2001        2000
                                                     ----------   ----------
ASSETS
Current Assets:
    Cash and cash equivalents                        $  13,487    $  28,973

    Accounts receivable, trade                          57,445       53,259
    Less allowance for doubtful accounts              (  2,033)    (  1,957)
                                                     ----------   ----------
        Trade accounts receivable, net                  55,412       51,302

    Accounts receivable, related party                     560            8
    Other accounts receivable                            1,973        2,021
    Inventories (note 2)                                70,328       56,584
    Prepaid expenses                                     1,115          577
    Deferred income tax assets - current (note 9)        5,222        5,673
                                                     ----------   ----------
         Total current assets                          148,097      145,138

Property and equipment, at cost (note 3)                44,664       38,991
    Less accumulated depreciation                      (21,818)    ( 18,411)
                                                     ----------   ----------
         Property and equipment, net                    22,846       20,580

Deferred income tax assets - noncurrent (note 9)         1,878        1,769
Goodwill, net (note 4)                                  51,445       50,343
Other assets                                               484          584
                                                     ----------   ----------
         Total assets                                $ 224,750    $ 218,414
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit and short term borrowings
        (notes 6 and 7)                              $  27,528    $  34,749
    Accounts payable, trade                             12,325       10,591
    Accounts payable to related party (note 12)          6,349        5,706
    Income taxes payable (note 9)                        5,133        4,580
    Accrued liabilities (note 5)                        31,353       26,864
                                                     ----------   ----------
        Total current liabilities                       82,688       82,490

Long-term debt (notes 6 and 7)                          36,784       40,172
Pension obligations (note 10)                            5,120        4,180
Minority interests                                         859          844
Other long-term liabilities                                248            9
                                                      ---------    ---------
        Total liabilities                              125,699      127,695

Commitments and contingencies (note 8)
Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
        none issued or outstanding                          --           --
    Common stock, $0.01 par value, 50,000,000 shares
        authorized, 11,546,500 (11,538,200 at
        September 30, 2000) shares issued
        and outstanding                                     115         115
    Additional paid-in capital                           76,123      76,049
    Retained earnings                                    34,360      27,145
    Accumulated other comprehensive loss               ( 11,547)   ( 12,590)
                                                      ----------  ----------
        Total stockholders' equity                       99,051      90,719
                                                      ----------  ----------
        Total liabilities and stockholders' equity    $ 224,750   $ 218,414
                                                      ==========  ==========

See accompanying notes to consolidated financial statements

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
             (dollars in thousands, except per share amounts)

                                                  Years ended September 30,
                                              -------------------------------
                                                 2001       2000      1999
                                              ---------- ---------- ---------
Net sales                                     $ 220,557  $ 171,187 $ 124,024
Cost of goods sold                              138,408    106,890    82,230
                                              ---------- ---------- ---------
     Gross profit                                82,149     64,297    41,794
                                              ---------- ---------- ---------

Selling, general, and administrative expenses    41,841     29,593    23,706
Research and development expenses                14,798     12,953    11,808
Goodwill amortization                             3,653      1,701       341
Special charges (note 1)                            700      2,812        --
                                              ---------- ---------- ---------
     Income from operations                      21,157     17,238     5,939

Other expense (income):
     Interest, net (note 12)                      3,328        637   (   702)
     Minority interest                              688        757        78
     Miscellaneous                             (  1,036)   (   235)  (   312)
                                              ---------- ---------- ---------
         Total other expense (income), net        2,980      1,159   (   936)
                                              ---------- ---------- ---------
         Income before income taxes              18,177     16,079     6,875

Income tax expense (note 9)                      10,962      8,202     3,242
                                              ----------  --------- ---------
         Net income                           $   7,215   $  7,877  $  3,633
                                              ==========  ========= =========

Net income per share (note 11):
Basic                                         $    0.62   $   0.68  $   0.32

Diluted                                       $    0.62   $   0.68  $   0.32
                                              ==========  ========= =========

Weighted average shares used in computing net income per share (note 11):

Basic                                        11,546,500 11,538,200 11,527,400

Diluted                                      11,600,648 11,621,889 11,527,400
                                             ========== ========== ==========


See accompanying notes to consolidated financial statements

                   ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 Years ended September 30, 1999, 2000, and 2001
                             (dollars in thousands)

                                                                                     Accumulated
                                              Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1998              $      115   $   75,861     $   15,635    $  (  846)     $  90,765
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --      ( 3,817)       ( 3,817)
  Net income                                        --           --          3,633           --          3,633
                                                                                                   ------------
Total comprehensive income (loss)                                                                        ( 184)
Common stock issued                                 --           95             --           --             95
                                          	 ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1999               $     115   $   75,956     $   19,268    $  ( 4,663)    $  90,676
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --       ( 7,927)     (  7,927)
  Net income                                        --           --          7,877            --         7,877
                                                                                                   ------------
Total comprehensive income (loss)                                                                          (50)
Common stock issued                                 --           93             --            --            93
                                          	 ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2000               $     115   $   76,049    $    27,145    $ ( 12,590)    $  90,719
  Comprehensive income:
  Cumulative effect of change in
      Accounting principle                                                               (   188)     (    188)
  Fair value of interest swap agreement             --           --             --       (   783)     (    783)
	  Foreign currency translation adjustment           --           --             --         2,014         2,014
  Net income                                        --           --          7,215           --          7,215
                                                                                                   ------------
Total comprehensive income (loss)                                                                        8,258

Common stock issued                                 --           74             --           --             74
                                          	 ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2001               $     115   $   76,123     $   34,360    $ ( 11,547)    $  99,051
                                           ============  ============  ============  ============  ============

See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                        (dollars in thousands)


                                                    Years ended September 30,
                                                   --------------------------
                                                     2001     2000     1999
                                                   -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 7,215  $ 7,877  $ 3,633
  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                    7,186    4,883    3,085
    Issuance of restricted stock                        43       33       42
    Provision for doubtful accounts                (     7)     672      182
    Loss on disposal of property and equipment         127      115       21
    Deferred income taxes                              858   (  864) (    65)
    Increase in minority interest                      688      757      208
    Change in operating assets and liabilities:
       Trade accounts receivable                   ( 2,795) (14,256) ( 3,876)
       Other accounts receivable                       194  (   375)     696
       Inventories                                 (11,293) ( 5,650) ( 3,897)
       Prepaid expenses and other                  (   472) (    56) (    46)
       Accounts payable                              1,366    5,102      614
       Income taxes payable                            456    3,769  ( 1,942)
       Accrued liabilities and pension obligations   5,555    4,076    2,107
                                                   -------- -------- --------
          Net cash provided by operating
              activities                             9,121    6,083      162
                                                   -------- -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              ( 4,685) ( 3,923) ( 2,313)
  Proceeds from the sale of property and equipment     105      186       66
  Acquisition of business, net of cash acquired    ( 2,565) (38,041) (   165)
                                                   -------- -------- --------
          Net cash used in investing activities    ( 7,145) (41,778) ( 2,412)
                                                   -------- -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from bank                              48,538   51,683   23,552
  Repayments to bank                               (65,743) (18,899) (19,182)
  Repayments to related party                           --  ( 3,461)      --
  Payment to subsidiary's minority shareholders    (   608) (   419)      --
  Other                                                 43       89       52
                                                   -------- -------- --------
          Net cash provided by (used in)
                  financing activities             (17,770)  28,993    4 422
                                                   -------- -------- --------
Effect of foreign currency translation on cash         308  ( 1,130) (   241)
                                                   -------- -------- --------

Net increase (decrease)
  in cash and cash equivalents                     (15,486) ( 7,832)   1,931
Cash and cash equivalents at beginning of year      28,973   36,805   34,874
                                                  -------- -------- --------
Cash and cash equivalents at end of year          $ 13,487 $ 28,973 $ 36,805
                                                  ======== ======== ========

Cash paid during the year for interest            $  3,924 $  2,217 $    756
                                                  ======== ======== ========
Cash paid during the year for income taxes        $  5,412 $  4,954 $  5,534
                                                  ======== ======== ========


See accompanying notes to consolidated financial statements

             ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 1999, 2000, and 2001
                         (dollars in thousands)

1.  SUMMARY OF ACCOUNTING POLICIES

(a) Description of the Company and Business

The primary business of Rofin is to develop, manufacture and market industrial lasers and supplies used for material processing applications. The majority of the Company's customers are in the machine tool, automotive, semiconductor/electronics industries and are located in the United States, Europe, and Asia. For the year ended September 30, 2001, Rofin generated approximately 71% of its revenues from the sale of new lasers and laser systems and approximately 29% from aftermarket support for the Company's existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin" or "RSTI" or "the Company") and its wholly owned subsidiaries. Rofin consists of Rofin-Sinar Inc. ("RSI") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999 owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 80% of Dilas Diodenlaser GmbH ("Dilas"), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 74% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., and 83% of Rofin-Baasel Espana S.L.("RBE").

RSL includes the consolidated accounts of its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation - "Rofin-Marubeni"); its 100% owned subsidiaries Rasant-Alcotec Beschichtungstechnik GmbH ("Rasant"); CBL Verwaltungsgesellschaft mbH; and its 90.01% owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG.

CBL includes the consolidated accounts of its wholly owned subsidiaries Rofin-Baasel Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

On June 22, 2001, the shares of the common stock of Rofin-Sinar Technologies, Inc. were approved for trading on the Neuer Markt of the Frankfurt Stock Exchange in Germany under the German Securities Identification Number 902
757. The Company incurred approximately $0.7 million in expenses related to obtaining this additional listing.

All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Acquisitions

On February 28, 2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. The Company has followed the purchase method of accounting for the acquisition. Goodwill and other intangibles, resulting from the acquisition, were $2.1 million and are being amortized over a period of 15 years. At the end of June 2001, Z-Laser S.A. was merged into RBE. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

Additionally, the Company and the minority shareholder are parties to a put/call option agreement for the remaining 17% of share capital held by the minority shareholder for a fixed price of 0.9 million Euro ($832) (see note
12). Accordingly, the accompanying financial statements present RBE as if it was 100% owned.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary RSL for 44.3 million Euro in cash. Additionally, RSTI refinanced
23.4 million Euro of the then outstanding debt of Baasel Lasertech. RSTI has followed the purchase method in accounting for the acquisition, and accordingly the accompanying results of operations include the results of Baasel Lasertech for the period subsequent to the date of acquisition. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories, which will be discontinued. In September 2001, Carl Baasel Lasertechnik GmbH was transformed into Carl Baasel Lasertechnik GmbH & Co. KG ("CBL"), a limited partnership. In addition the Company and the minority shareholder are party to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of 6.3 million Euro ($5,759) (see note 12). Accordingly the accompanying financial statements present CBL as if it was 100% owned.

In July 1999, RSL acquired 94.19% of the common stock of Rasant-Alcotec Beschichtungstechnik GmbH, a German limited liability company based in Overath, Germany for $165. The primary business of Rasant involves the use of advanced techniques in the coating of metals. RSL uses this technology to coat the electrodes used in the CO2 Slab laser. The net assets and annual revenues of Rasant are not material. In April 2001, Rofin acquired the remaining 5.81% of the common stock of Rasant.


(c) Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less as well as taxable and tax-exempt variable rate demand obligations, which are redeemable upon a five day minimum notice. Interest income was $1,112, $2,354, and $1,697 for the years ended September 30, 2001, 2000, and 1999, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

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


The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


(f) Goodwill

Goodwill, which represents the excess of purchase price over the fair value of the net assets acquired, in a purchase business combination, is amortized on a straight-line basis over 15 years. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flow using a discount rate reflecting the Company's average cost of funds. The Company believes that no impairment exists at September 30, 2001.

(g) Revenue Recognition

Revenues are generally recognized upon delivery of product or the rendering of services, when the sales price is fixed or determinable, and when collectibility is reasonably assured. Specifically, product revenues are recorded at the time of delivery or factory acceptance by the customer. Spare parts sales are recorded at the time of shipment and service revenues are recognized when performed. Maintenance service contracts are billed in advance as deferred revenue and are recognized as the service is performed.


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

(l) Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and fair value of interest rate swap agreements and is presented in the consolidated statements of stockholders' equity and comprehensive income. Other comprehensive income is comprised of the following:

                                                       September 30,
                                                ------------------------
                                                   2001           2000
                                                -----------    ---------
         Foreign currency translation
            adjustment                          $ ( 10,576)    $ (12,590)
         Fair value of interest swap
            agreements                            (    971)           --
                                                -----------    ----------
         Total comprehensive income             $ ( 11,547)    $ (12,590)
                                                ===========    ==========


 (m) Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $1,221, $1,377, and $1,293 received for the years ended September 30, 2001, 2000, and 1999, respectively. The Company has no future obligations under such grants.


(n) Financial Instruments

The fair value of financial instruments, consisting principally of cash, accounts receivable, accounts payable, and line of credits, approximate carrying value due to the short-term nature of such instruments. The fair value of long-term debt approximates the carrying value due to the variable based interest on such debt.


(o) Derivative Financial Instruments

The Company uses derivative financial instruments to manage funding costs and exposures arising from fluctuations in interest rates. These derivative financial instruments consist primarily of interest rate swaps. The Company does not use derivative financial instruments for trading purposes.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their respective fair values and that changes in the derivative instruments' fair value be recognized in earnings. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133 and SFAS No. 138 on October 1, 2000. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

Interest differentials resulting from interest rate swap agreements designated as hedges of the Company's financial liabilities are recorded on an accrual basis as an adjustment to interest expense.

In accordance with the transition provisions of SFAS 133, the Company recorded a net-of-tax cumulative-effect-type adjustment of $188 loss in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

It is anticipated that approximately $0.5 million of net unrealized gains/losses on derivatives included in accumulated OCI as of September 30, 2001 will be reclassified into income during the next year.

For the year ended September 30, 2000, prior to the adoption of SFAS No, 133, the Company entered into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change.

The Company enters into foreign currency forward contracts and forward exchange options generally of less than six months duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2001, the Company held Japanese yen forward contracts with notional amounts of 3.0 million Euro, an Euro forward contract with a notional amount of $0.7 million and German mark forward exchange options with notional amounts of $0.9 million.

The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements.


(p) Use of Estimates

Management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

2.  INVENTORIES

Inventories are summarized as follows:
                                                       September 30,
                                                  ----------------------
                                                     2001         2000
                                                  ---------    ---------
         Finished goods                           $  7,612     $  7,630
         Work in progress                           19,975       17,302
         Raw materials and supplies                 18,430       17,783
         Demo inventory                              9,325        5,975
         Service parts                              14,986        7,894
                                                  ---------    ---------
         Total inventories, net                   $ 70,328     $ 56,584
                                                  =========    =========


3.  PROPERTY AND EQUIPMENT

Property and equipment include the following:
                                                       September 30,
                                                  ----------------------
                                                     2001         2000
                                                  ---------    ---------
         Buildings                                $ 17,671     $ 16,556
         Technical machinery and equipment          10,251        8,127
         Furniture and fixtures                      7,851        6,601
         Computers and software                      5,048        4,157
         Leasehold improvements                      3,843        3,550
                                                  ---------    ---------
         Total property and equipment, at cost    $ 44,664     $ 38,991
                                                  =========    =========


4.  GOODWILL

Goodwill, net is as follows:

                                                      September 30,
                                                  ----------------------
                                                     2001         2000
                                                  ---------    ---------
         Goodwill                                 $ 57,571     $ 52,668
         Accumulated amortization                    6,126        2,325
                                                  ---------    ---------
         Total goodwill, net                      $ 51,445     $ 50,343
                                                  =========    =========

5.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:
                                                       September 30,
                                                  ----------------------
                                                     2001        2000
                                                  ---------    ---------
         Employee compensation                    $  8,577     $  7,382
         Warranty reserves                           9,717        7,935
         Other taxes payable                           869          457
         Customer deposits                           4,738        4,600
         Other                                       7,452        6,490
                                                  ---------    ---------
         Total accrued liabilities                $ 31,353     $ 26,864
                                                  =========    =========


6.  LINE OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2001 and 2000, $14,161 and $13,004, respectively, was outstanding under this loan facility as a result of borrowings by RSL, BLT, Rofin-Marubeni, Rofin-Baasel Italiana S.r.L., Rasant, Rofin-Sinar Uk Ltd., Dilas and Rofin-Baasel Singapore Pte. Ltd. at an average fixed interest rate of 4.2% for fiscal 2001 and 4.0% for fiscal 2000.

In addition, the Company's non-U.S. subsidiaries have several lines of credit which allow them to borrow in the applicable local currency. At September 30, 2001 and 2000, direct borrowings under these agreements totaled $9,098 and $4,166, respectively. The remaining unused portion of the lines of credit, at September 30, 2001, was $16,617, in aggregate. Fixed interest rates vary from 1.1% up to 7.0%, depending upon the country and usage of the available credit.

The short-term portion of the refinancing of the acquisition of CBL and its existing debt ($4.3 million) was reclassified to line of credit and short-term borrowings (see note 7) in the accompanying consolidated balance sheet.


7.  LONG-TERM DEBT

Rasant and Rofin-Baasel France S.A. maintain additional long-term credit facilities of $752. As of September 30, 2001, $489 was borrowed against such facilities at an average interest rate of 6.3%. The agreements relating to these credit facilities expire in 2009 and 2003, respectively. As of September 30, 2000, RSL, Rasant, Dilas and Rofin-Sinar France S.A. had long-term credit facilities of $6,925 and $5,618 borrowed against such facilities at an average interest rate of 4.2%.

On December 15, 2000, the Company refinanced its existing credit facilities for the financing of the acquisition and the assumption of the debt of CBL. As of September 30, 2001, four long-term borrowings amounting to $40,654 were used against these credit facilities. These borrowings bear interest at 6 months Euribor and the interest rate of three of them is converted to fixed rates of 6.02%, 6.73% and 6.46% with interest rate swap agreements. Maturities of these loans are as follows: $4.3 million in 2002, $14.0 million in 2003, $4.2 million in 2004, $16.0 million in 2005 and $ 2.1 million in 2006. Based on the above maturities, $4.3 million has been reclassified to line of credit and short-term borrowings in the balance sheet (see note 6).


8.  LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017. The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.


Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2001 are:

        Fiscal Year Ending September 30,              Total
        --------------------------------             --------
        2002                                        $  3,562
        2003                                           3,149
        2004                                           2,259
        2005                                           1,842
        2006 and thereafter                            5,240

Rent expense charged to operations for the years ended September 30, 2001, 2000, and 1999, approximated $3,373, $2,857, and $1,917, respectively.


9.  INCOME TAXES

Income before income taxes is attributable to the following geographic regions:
                                                 Years ended September 30,
                                              ------------------------------
                                                 2001       2000      1999
                                              ---------  --------  ---------
         United States                        $ (  515) $ ( 2,250) $    412
         Germany                                15,512     16,341     6,732
         France                                    800        728       431
         Italy                                     646        190       354
         Japan                                     361        534   (     3)
         United Kingdom                            848        376   ( 1,051)
         Other                                     525        160        --
                                              ---------  --------- ---------
         Total income before income taxes     $ 18,177   $ 16,079  $  6,875
                                              =========  ========= =========

The provision for income tax expense is comprised of the following amounts:

                                                Years ended September 30,
                                             -------------------------------
                                                2001       2000       1999
                                             ---------   --------  ---------
     Current:
         United States                        $    34    $   350    $   425
         Foreign                               10,071      8,914      3,370
                                              --------   --------- ---------
              Total current                    10,104      9,264      3,795
                                              --------   --------- ---------
     Deferred:
         United States                            795     (  736)     ( 170)
         Foreign                                   63     (  326)     ( 383)
                                              --------   --------- ---------
              Total deferred                      858     (1,062)     ( 553)
                                              --------   --------- ---------
              Total income tax expense        $10,962    $ 8,202    $ 3,242
                                              ========   ========= =========

Statutory tax rates in the U.S., U.K., Italy, France, Spain, the Netherlands, Singapore and Japan approximate 34%, 30%, 41%, 35.33%, 35%, 35%, 24.5% and
45.32%, respectively. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL, CBL, and Dilas). In general, retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 40% and a surcharge of 5.5% on the federal corporate income tax amount.

Profits which are distributed by a German corporate taxpayer in the form of a dividend are subject to a reduced federal corporate income tax rate of 30% plus the 5.5% surcharge on the federal corporate income tax amount calculated at the reduced rate.

The federal corporate income tax rate, in Germany, was reduced to 25% in 2001. This reduction will be reflected by the Company in computing current taxes in fiscal 2002. Deferred taxes have been adjusted in fiscal 2001 as the tax rate change was enacted during fiscal 2001.

Tax expense and deferred taxes have been recorded at rates assuming all earnings of RSL and Dilas will be dividended to Rofin-Sinar Technologies Europe S.L..

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 34% is as follows:

                                                 --------------------------
                                                  Years ended September 30,
                                                 --------------------------
                                                   2001     2000     1999
                                                 -------- -------- --------
     Computed "expected" tax expense             $ 6,180  $ 5,467  $ 2,338
     Difference between U.S. and foreign
         statutory rates                           1,612    1,786      872
     Non-deductible goodwill amortization            928      534       --
     Adjustment of Valuation allowance             1,268      573      106
     Adjustment of prior-year tax estimates           22     (191)      --
     Other                                           952       33    (  74)
                                                 -------- -------- --------
     Actual tax expense                          $10,962  $ 8,202  $ 3,242
                                                 ======== ======== ========

The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:

                                                       September 30,
                                                  ----------------------
                                                     2001        2000
                                                  ---------    ---------
    Deferred tax assets:
        Foreign
            German reorganization benefits         $    85       $  457
            Net operating loss carryforwards           561          591
            Pension accrual                            303          256
            Inventory                                1,993        1,191
            Other, net                                 826          481
                                                  ---------    ---------
               Total Foreign                         3,768        2,976

        United States:
            Net operating loss carryforwards         3,863        3,308
            Property & equipment                       222          151
            Warranty accrual                           580          918
            Inventory                                2,350        2,694
            Allowance for bad debt                     308          227
            Pension accrual                            175           88
            Other                                    1,636          855
                                                  ---------    ---------
               Total United States                   9,133        8,241

           Gross deferred tax assets                12,901       11,217
           Less:  Valuation allowance              ( 3,146)     ( 2,063)
                                                  ---------    ---------
               Net deferred tax assets               9,755        9,154
                                                  ---------    ---------

     Deferred tax liabilities:
         Foreign:
            Property & equipment                   ( 1,340)     ( 1,318)
            Accrued liabilities                    (   155)     (   394)
            Allowance for bad debt                 (   348)         --
            Other                                  (   812)         --
                                                  ---------    ---------
               Total Foreign                       ( 2,655)     ( 1,712)
                                                  ---------    ---------
            Net deferred income tax assets         $ 7,100      $ 7,442
                                                  =========    =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards available of $11,361 in the United States (which expire beginning in 2008), $682 in the U.K. (which has no expiration date), and $1,296 in Germany (which has no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under Section 382 of the Internal Revenue Code.


10.  EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL and RSI employees. The Company's U.S. plan began in fiscal 1995 and is funded. As is the normal practice with German companies, the German pension plan is unfunded. Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan.

The following table sets forth the funded status of the plans at the balance sheet dates:
                                                        September 30,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------
   Change in benefit obligation:
   Benefit obligation at beginning of year         $  6,674     $  7,155
   Service cost                                         551          599
   Interest cost                                        451          427
   Actuarial (gains) and losses                      (  135)     (   539)
   Foreign exchange rate changes                        178      (   835)
   Benefits paid                                     (  144)     (   133)
                                                   ---------    ---------
   Benefit obligation at end of year                  7,575        6,674
                                                   ---------    ---------

   Change in plan assets:
   Fair value of plan assets at beginning of year     2,654        2,165
   Actual return on plan assets                     (   484)         397
   Employer contributions                                --          208
   Benefits paid                                    (   103)     (   115)
                                                   ---------    ---------
   Fair value of plan assets at end of year           2,067        2,655
                                                   ---------    ---------

   Funded status                                    ( 5,508)     ( 4,019)
   Unrecognized net actuarial loss (gain)               111      (   501)
   Unrecognized prior service cost                      277          340
                                                   ---------    ---------
   Accrued benefit cost                            $( 5,120)    $( 4,180)
                                                   =========    =========

   Discount rate:
       United States                                   7.5%         7.5%
       Foreign                                         6.0%         7.0%
   Expected return on plan assets -
       United States only                              8.0%         8.0%
   Rate of compensation increase
       United States                                   6.0%         6.0%
       Foreign                                         2.0%         2.0%

The following table sets forth the components of net periodic benefit cost for the respective fiscal years:
                                              Years ended September 30,
                                        -----------------------------------
                                            2001        2000        1999
                                        ----------- ----------- -----------
Components of net periodic benefit cost:
Service cost                              $  551       $  598      $  575
Interest cost                                451          427         408
Expected return on plan assets             ( 209)       ( 177)     (  150)
Amortization of prior service cost            63           63          63
Recognized net actuarial loss              (  35)           6           7
                                         ---------    ---------   ---------
Net periodic benefit cost                  $ 821        $ 917       $ 903
                                         =========    =========   =========

RSI and Rofin-Baasel Inc. have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. The Companies match 50% of the first 5 to 6% of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2001, 2000, and 1999 were $130, $153, and $146, respectively.


11. NET INCOME PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                             Years ended September 30,
                                        -----------------------------------
                                            2001        2000        1999
                                        ----------- ----------- -----------
Weighted average number of
  shares for BASIC net income
  per common share                      11,546,500   11,538,200  11,527,400

Potential additional shares
  due to outstanding dilutive
  stock options                             54,148       83,689         --
                                        ----------- ----------- -----------
Weighted average number of
  shares for DILUTED net
  income per common share                11,600,648  11,621,889  11,527,400
                                        =========== =========== ===========

Excluded from the calculation of diluted EPS for the year ended September 30, 2001, were 427,000 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect on earnings per share would be antidilutive.

12.  RELATED PARTY TRANSACTIONS

The Company had sales to its joint venture partners in Japan amounting to $1,168, $49, and $511 in fiscal years 2001, 2000, and 1999, respectively.

The Company's purchases from and sales to related parties have generally been on terms comparable to those available in connection with purchases from or sales to unaffiliated parties.

The main facility in Starnberg is rented from the minority shareholder of CBL. The Company paid rent expense of $419 and $158 to the minority shareholder during fiscal years 2001 and 2000, respectively.

The Company has accrued $5,759 and $832 for the option purchase prices for the minority interests in CBL and Rofin-Baasel Espana S.L., respectively (see note 1). In fiscal year 2000, $5,524 was accrued related to the option purchase price for the minority interest of CBL. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet. The corresponding interest on these obligations ($351 and $76, respectively) is included in interest expense in the accompanying consolidated statement of operations.

Accounts payable trade also includes short-term loans from the minority shareholders of Dilas of $190.


13.  SEGMENT AND GEOGRAPHIC INFORMATION

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

Assets, revenues and income before taxes, by geographic region are summarized below:

      ASSETS                                         September 30,
                                                -----------------------
                                                   2001          2000
                                                ---------     ---------
           United States                        $  43,568     $  56,393
           Germany                                162,637       157,864
           Other                                   78,628        35,840
           Intercompany eliminations            (  60,083)    (  31,683)
                                                ---------     ---------
           Total assets                         $ 224,750     $ 218,414
                                                =========     =========

       REVENUES                                    TOTAL BUSINESS
                                             Years ended September 30,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
           United States                $  50,418   $  43,020   $  37,377
           Germany                        192,362     144,195     102,628
           Other                           60,650      36,551      23,748
           Intercompany eliminations     ( 82,873)   ( 52,579)   ( 39,729)
                                        ----------  ----------  ----------
                                        $ 220,557   $ 171,187   $ 124,024
                                        ==========  ==========  ==========

       INTERCOMPANY REVENUES
                                             Years ended September 30,
                                        -----------------------------------
                                           2001        2000       1999
                                        ----------   ---------  -----------
           United States                 $  4,767    $    382    $   5,952
           Germany                         67,835      48,053       31,440
           Other                           10,271       4,144        2,337
           Intercompany eliminations     ( 82,873)   ( 52,579)    ( 39,729)
                                        ----------   ---------   ----------
                                         $     --    $     --    $      --
                                        ==========   =========   ==========

       EXTERNAL REVENUES
                                            Years ended September 30,
                                        ----------------------------------
                                           2001        2000        1999
                                        ----------  ----------  ----------
           United States                $  45,651   $  42,638   $  31,425
           Germany                        124,527      96,142      71,188
           Other                           50,379      32,407      21,411
                                        ----------  ----------  ----------
                                        $ 220,557   $ 171,187   $ 124,024
                                        ==========  ==========  ==========

       INCOME BEFORE INCOME TAXES
                                             Years ended September 30,
                                        ----------------------------------
                                           2001        2000         1999
                                        ----------  ---------   ----------
           United States                $ (   515)  $ ( 2,250)    $   412
           Germany                         15,512      16,341       6,732
           Other                            3,180       1,988     (   270)
                                        ----------   ---------  ----------
                                        $  18,177    $ 16,079     $ 6,875
                                        ==========   =========  ==========

14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company's quarterly results (millions of dollars, except per share amounts):

                                                Quarters ended
                               ----------------------------------------------
                                 Dec.31,    March 31,   June 30,    Sept. 30,
                                  2000        2001        2001        2001
                               ----------  ----------  ----------  ----------
Net sales                        $ 53.8      $ 58.3      $ 54.1      $ 54.4
Gross profit                       21.0        23.0        21.0        17.1
Net income (loss)                   3.0         3.1         2.4      (  1.3)
Net income per share - Basic       0.26        0.27        0.21      ( 0.12)
Net income per share - Diluted     0.26        0.27        0.21      ( 0.12)

Quarters ended
                               ----------------------------------------------
                                 Dec.31,    March 31,   June 30,    Sept. 30,
                                  1999        2000        2000        2000
                               ----------  ----------  ----------  ----------
Net sales                        $ 33.2      $ 34.6      $ 45.5      $ 57.9
Gross profit                       11.1        13.0        17.7        22.5
Net income                          1.6         1.9         0.6         3.9
Net income per share - Basic       0.14        0.16        0.05        0.33
Net income per share - Diluted     0.14        0.16        0.05        0.33


15.  STOCK INCENTIVE PLANS

Directors' Plan

The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 12,500 shares are issued and outstanding under the plan at September 30, 2001.

Equity Incentive Plan

The Company maintained an Equity Incentive Plan, whereby incentive and nonqualified stock options, restricted stock and performance shares may have been granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. There were no incentive stock options, restricted stock or performance shares granted in fiscal 2001, 2000 or 1999. Nonqualified stock options were granted to officers and other key employees in fiscal 2001 and 2000. Under the terms of the plan, no awards may be granted after September 30, 2001, unless the plan is modified or amended with shareholder approval. As of September 30, 2001, no amendments had yet been approved by the shareholders, however, RSTI plans to present a new plan for shareholder approval at the next annual meeting. Options generally vest over five years and will expire not later than ten years after the date on which they are granted. The balance of outstanding stock options for the three year periods ended September 30, 2001, and all options activity for the periods then ended are as follows:

                                                        Price per Share
                                                   --------------------------
                                         Number        Price        Weighted
                                        of Shares      Range         Average
                                        ---------  --------------  ----------
     Outstanding at September 30, 1998   451,500  $9 1/2 - 16 7/8   $ 12 1/2
                                        ---------  --------------  ----------
     Granted                              36,000        $9 3/8
     Forfeited                          ( 45,600)
                                        ---------  --------------  ----------
     Outstanding at September 30, 1999   441,900  $9 3/8 - 16 7/8   $ 12 1/8
                                        ---------  --------------  ----------
     Granted                             191,000        $ 7 3/8
     Granted                              20,000        $12 5/8
     Exercised                          (  6,300)
     Forfeited                          ( 41,800)
                                        ---------  --------------  ----------
     Outstanding at September 30, 2000   604,800  $7 3/8 - 16 7/8   $ 11 1/19
                                        ---------  --------------  ----------
     Granted                              30,000        $15
     Granted                             215,000        $10 3/8
     Exercised                          (  3,800)
     Forfeited                          (  6,500)
                                        ---------  --------------  ----------
     Outstanding at September 30, 2001   839,500  $7 3/8 - 16 7/8   $
                                        ---------  --------------  ----------

                          Outstanding Options        Exercisable Options
                    -------------------------------  -------------------
                            Remaining    Weighted             Weighted
                              Life        Average              Average
                    Shares   (years)       Price     Shares     Price
                    ------  ----------  -----------  ------  -----------
                   221,000       5       $  9 1/2   221,000    $  9 1/2
                   163,000       6       $ 16 7/8   130,400    $ 16 7/8
                    36,000       7       $  9 3/8    14,400    $  9 3/8
                   155,500       8       $  7 3/8    31,100    $  7 3/8
                    20,000       8       $ 12 5/8     4,000    $ 12 5/8
                    30,000       9       $ 15         6,000    $ 15
                   214,000       9       $ 10 3/8        --    $ 10 3/8


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

                                               Year ended September 30,
                                         ----------------------------------
                                            2001        2000        1999
                                         ----------  ----------  ----------
  Pro forma net income                     $ 6,705     $ 7,357     $ 3,222
  Pro forma earnings per share - BASIC     $  0.58     $  0.64     $  0.28
  Pro forma earnings per share - DILUTED   $  0.58     $  0.63     $  0.28
                                         ----------  ----------  ----------

The pro forma disclosures above include the amortization of the fair value of all options vested during 2001 and are not necessarily representative of actual results which will be reported in future years.

    2001      2001       2000        2000       1999
                            Grant     Grant     Grant       Grant      Grant
                          215,000)  (30,000   (20,000    (191,000    (36,000
                           Shares)   Shares)   Shares)     Shares)    Shares)
                           ------    -------  -------     -------    -------
Weighted Average Grant
   Date Fair Value           $5.25     $7.67    $7.26       $3.90      $5.23
Expected Life              5 Years   5 Years  5 Years     5 Years    5 Years
Volatility                   50.0%     50.0%    59.3%       52.9%      57.9%
Risk-Free Interest Rate       5.7%      6.1%     6.6%        6.0%       6.0%
Dividend Yield                  0%        0%       0%          0%         0%
Annual Forfeiture Rate        2.8%      2.8%     2.8%        2.8%       3.0%

16.  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations", which requires the use of the purchase method of accounting for business combinations after June 30, 2001. It defines the methodology to be used in measuring goodwill and other intangible assets and defines certain disclosure requirements for business combinations. The Company has historically accounted for its acquisitions under the purchase method.

On the same date, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill will no longer be subject to amortization, but will be subject to annual impairment tests. Additionally, intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company is required to implement the new standard on October 1, 2002. During fiscal 2002, the Company will determine the impact of this new standard on its financial position and results of operations.

Independent Auditors' Report


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

On November 2, 2001 we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Detroit, Michigan
November 2, 2001

             ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
   Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
             Years ended September 30, 1999, 2000 and 2001
                         (dollars in thousands)


                    Balance at            Charged to             Balance at
                    Beginning   Acquired  Costs and                End of
                    Of Period   Reserve   Expenses   Deductions    Period
                     --------   --------   --------  ----------    -------

  September 30,
     1999           $ 1,093     $    --     $  182   $   (  68)   $  1,207

  September 30,
     2000           $ 1,207     $   207     $  672   $   ( 129)   $  1,957

  September 30,
     2001           $ 1,957     $   448     $( 198)  $   ( 174)   $  2,033

                               INDEX TO EXHIBITS



Exhibit No.                Exhibit
-----------        --------------------------------------------------------

   11.1             Earnings Per Share Table
   21.1             List of Subsidiaries of Rofin-Sinar Technologies Inc.

                              EARNINGS PER SHARE TABLE


                                             Years ended September 30,
                                        -----------------------------------
                                            2001        2000        1999
                                        ----------- ----------- -----------

Net Income                              $   7,215   $    7,877  $    3,633

Weighted average number of
  shares for BASIC net income
  per common share                      11,546,500  11,538,200  11,527,400

Net income per share - BASIC            $     0.62  $     0.68  $     0.32
                                        =========== =========== ===========


Weighted average number of
  shares for DILUTED net
  income per common share                11,600,648 11,621,889  11,527,400

Net income per share - DILUTED          $      0.62 $     0.68  $     0.32
                                        =========== =========== ===========

Exhibit 21.1

             LIST OF SUBSIDIARIES OF ROFIN-SINAR TECHNOLOGIES INC.




Rofin-Sinar, Inc.
Rofin-Sinar Technologies Europe S.L.
Rofin-Sinar Laser GmbH
Rofin-Marubeni Laser Corporation
Rasant-Alcotec Beschichtungstechnik GmbH
CBL Verwaltungsgesellschaft mbH
Carl Baasel Lasertechnik GmbH & Co. KG
Rofin-Baasel, Inc.
Wegmann-Baasel Laser GmbH
PMB Elektronic GmbH
Rofin-Baasel Italiana S.r.L.
Rofin-Baasel France S.A.
Rofin-Sinar U.K., Ltd.
Rofin-Baasel UK Ltd.
Rofin-Baasel Benelux B.V.
Rofin-Baasel Singapore PTE Ltd.
Rofin-Baasel Espana S.L.
DILAS Diodenlaser GmbH