Form 10-Q
period 2001-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2002-02-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2001

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

11,547,300 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 14, 2002.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 2001 and September 30, 2001                3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2001 and 2000           5

          Condensed Consolidated Statement of Stockholders Equity
            and Comprehensive Income
            Three months ended December 31, 2001 and 2000           6

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2001 and 2000           7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            15


PART II   OTHER INFORMATION                                        15

          SIGNATURES                                               16

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                   December 31, September 30,
                                                        2001         2001
                                                    (Unaudited)    (Audited)
                                                    -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                           $ 15,387      $ 13,487
  Accounts receivable, trade, net                       48,219        55,412
  Inventories (Note 3)                                  69,127        70,328
  Deferred income tax assets - current                   5,182         5,222
  Other current assets and prepaid expenses              5,177         3,648
                                                    -----------    ----------
    Total current assets                               143,092       148,097

Property and equipment, net                             22,262        22,846
Goodwill, net                                           47,659        51,445
Deferred income tax assets - noncurrent                  1,594         1,878
Other assets                                               493           484
                                                    -----------    ----------
    Total assets                                     $ 215,100     $ 224,750
                                                    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings           $  20,920     $  27,528
  Accounts payable, trade                               11,126        12,325
  Accounts payable to related party                      6,801         6,349
  Income tax payable                                     5,506         5,133
  Accrued liabilities                                   28,230        31,353
                                                    -----------    ----------
    Total current liabilities                           72,583        82,688

Long-term debt                                          38,715        36,784
Pension obligations                                      5,153         5,120
Minority interests                                       1,180           859
Other long-term liabilities                                275           248
                                                    -----------    ----------
    Total liabilities                                  117,906       125,699

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0             0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,547,300 (11,546,500 at
    September 30, 2001) issued and outstanding             115           115
  Additional paid-in-capital                            76,134        76,123
  Retained earnings                                     34,637        34,360
  Accumulated other comprehensive loss                ( 13,692)     ( 11,547)
                                                    -----------    ----------
    Total stockholders' equity                          97,194        99,051

    Total liabilities and stockholders' equity       $ 215,100     $ 224,750
                                                    ===========    ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
              Three Months Ended December 31, 2001 and 2000
            (dollars in thousands, except per share amounts)


                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2001          2000
                                                   ------------  ------------

Net sales                                            $  48,739     $  53,821
Cost of goods sold                                      30,932        32,816
                                                   ------------  ------------
    Gross profit                                        17,807        21,005

Selling, general, and administrative expenses           10,629         9,478
Research and development expenses                        3,150         3,719
Goodwill amortization                                      921           890
                                                   ------------  ------------
    Income from operations                               3,107         6,918

Other expense (income):
  Interest, net                                          1,009           645
  Minority interest                                        321           201
  Other (income) expense                               (   143)       (  283)
                                                   ------------  ------------
    Income before income taxes                           1,920         6,355

Income tax expense                                       1,643         3,321
                                                   ------------  ------------

    Net income                                        $    277      $  3,034
                                                   ============  ============

Net income per common share (Note 4):

    Basic                                             $   0.02      $   0.26

    Diluted                                           $   0.02      $   0.26
                                                   ============  ============
Weighted average shares used in computing net income per share (Note 4):

    Basic                                           11,547,300    11,542,700

    Diluted                                         11,571,775    11,574,856
                                                   ============  ============




See accompanying notes to condensed consolidated financial statements

                    Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                       Three months ended December 31, 2001 and 2000
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
 BALANCES at September 30, 2001              $      115  $    76,123    $    34,360   $(  11,547)    $   99,051
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --     (   2,268)       ( 2,268)
  Change in fair value of cash flow hedges
     net of taxes                                   --           --             --           123            123
  Net income                                        --           --             277           --            277
                                                                                                   ------------
Total comprehensive income                                                                              ( 1,868)

Common stock issued                                 --           11             --	            --             11
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2001     	           $     115   $   76,134    $    34,637    $ ( 13,692)     $  97,194
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2000              $      115  $    76,049    $    27,145   $(  12,590)    $   90,719
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        2,500          2,500
  Change in fair value of cash flow hedges
     net of taxes                                   --           --             --          261            261
  Net income                                        --           --          3,034           --          3,034
                                                                                                   ------------
Total comprehensive income                                                                               5,795

Common stock issued                                 --           11             --	           --             11
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2000                $     115   $   76,060    $    30,179    $(  9,829)     $  96,525
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2001 and 2000
                          (dollars in thousands)


                                                          Three Months
                                                        Ended December 31,
                                                     ------------------------
                                                        2001        2000
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $   277      $  3,034
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities         3,569           426
     Other adjustments                                   1,417           826
                                                     -----------  -----------
       Net cash provided by operating activities         5,263         4,286
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          49            19
  Additions to property and equipment                  ( 1,126)     (  1,084)
  Cash proceeds from sale of medical laser business        938            --
                                                      ----------   ----------
     Net cash used in investing activities             (   139)     (  1,065)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   5,503       52,778
  Repayment to banks                                   (  2,133)    ( 53,445)
  Net repayments on line of credit                     (  5,479)    (  1,635)
  Other                                                       6           --
                                                      ----------   ----------
     Net cash used in financing activities             (  2,103)    (  2,302)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                             (  1,121)         478
                                                      ----------   ----------
Net increase in cash and cash equivalents                 1,900        1,397

Cash and cash equivalents at beginning of period         13,487       28,973
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 15,387     $ 30,370
                                                      ==========   ==========



See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 2001. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2001 balances are derived from audited financial statements; however, interim period amounts have not been audited.


2.   Dispositions

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which have been classified as trading securities in the accompanying balance sheet as the Company intends to sell these securities in the near term. At December 31, 2001 the Company recorded an unrealized gain of $0.4 million related to such securities.


3.   Inventories:

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:

                                                December 31,    September 30,
                                                    2001           2001
                                                ------------   ------------
Raw materials and supplies                       $  19,552       $  18,430
Work in progress                                    20,083          19,975
Service parts                                       12,992          14,986
Finished goods                                      10,379           7,612
Demonstration inventory                              6,121           9,325
                                                -----------     -----------
    Total inventories, net                       $  69,127       $  70,328
                                                ===========     ===========

4.  Net Income Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                                         Three Months Ended
                                                           December  31,
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share                                     11,547,300  11,542,700
Potential additional shares
  due to outstanding dilutive
  stock options                                            24,475      32,156
                                                       ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share                              11,571,775  11,574,856
                                                       ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended December 31, 2001, and December 31, 2000, were 681,000 and 848,300 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

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


Overview

Rofin-Sinar Technologies, Inc. (herein also referred to as "Rofin-Sinar", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

During the first quarter of fiscal years 2002 and 2001, respectively, we realized approximately 54% and 47% of revenues from the sale and servicing of laser products for macro applications and approximately 46% and 53% from the sale and servicing of laser products for marking and micro-machining applications.

Through our global manufacturing, distribution and service network, we are providing a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive and semiconductor/electronics industries. We sell our products directly to end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry), that integrate Rofin-Sinar's laser sources with other system components, and to distributors. Many of our customers are among the largest global participants in their respective industries.

On February 28,2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. As of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L.. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

On June 22, 2001, the shares of common stock of Rofin-Sinar Technologies, Inc. were admitted to the regulated market (Gergetter Markt) with trading on the Neuer Markt of the Frankfurt Stock Exchange in Germany.

At December 31, 2001, Rofin had 1,159 employees compared to 1,111 employees at December 31, 2000.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                                         Three Months Ended
                                                           December 31,
                                                       ---------------------
                                                          2001        2000
                                                       ----------  ---------
Net sales                                                  100%        100%
Cost of goods sold                                          63%         61%
Gross profit                                                37%         39%
Selling, general and
  administrative expenses                                   22%         18%
Research and development expenses                            7%          7%
Goodwill amortization                                        2%          1%
Income from operations                                       6%         13%
Income before income taxes                                   4%         12%
Net income                                                   1%          6%


Net Sales - Net sales of $48.7 million represents a decrease of $5.1 million (9%) for the three months ended December 31, 2001, as compared to the corresponding period in fiscal 2001. This decrease resulted from a decrease in net sales of $9.3 million, or 21%, in Europe/Asia, due to a lower demand for our marking and micro-machining applications, and an increase of $4.2 million, or 44%, in the United States due to an overall higher demand for our laser products. The U.S. dollar weakened against foreign currencies which had a favorable effect on net sales of $0.3 million for the three month period ended December 31, 2001. Net sales of laser products for macro applications for the three-month period increased by 4% to $26.3 million as compared to the corresponding period in fiscal 2001. Net sales of lasers for marking and micro-machining applications for the three-month period decreased by 21% to $22.4 million as compared to fiscal 2001. This decrease can be attributed primarily to the low demand from the semiconductor, electronic and smart card industries.

Gross Profit - Our gross profit of $17.8 million for the three months ended December 31, 2001, represents a $3.2 million (15%) decrease compared to the same period of the previous year. As a percentage of sales over the corresponding three-month period, gross profit decreased from 39% to 37%.
The lower percentage margin was primarily a result of the unfavorable product mix, with lower sales in marking and micro-machining lasers during the current quarter. Gross profit was unfavorably affected by $0.2 million for the current three month period due to the weakening of the U.S. dollar which increased the portion of our cost of sales incurred in foreign currencies.

Selling, General and Administrative Expenses - Selling, general and administrative expenses of $10.6 million increased $1.2 million (12%) for the three months ended December 31, 2001, compared to the corresponding period in fiscal 2001 primarily as a result of investments in the sales force of the Rofin group and additional expenses of the Z-Laser acquisition, which occurred in the second quarter of fiscal 2001. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.1 million for the three month period ended December 31, 2001, due to the weakening of the U.S. dollar.

Research and Development - We spent net $3.2 million on research and development during the three-month period of the current fiscal year. This represents a decrease of 15% over the corresponding period of the previous year. This decrease is mainly a result of a shift of costs towards cost of goods sold for work on customer projects during the quarter. Gross research and development expenses for the three month period ended December 31, 2001 and 2000 were $3.3 million and $4.0 million, respectively, and were reduced by $0.2 million and $0.3 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europer and therefore incurred in foreign currencies, was unfavorably affected by $0.1 million for the three month period, in fiscal 2002, due to the weakening of the U.S. dollar.

Goodwill amortization - We recorded $0.9 million as goodwill amortization during the three-month periods of the current and previous fiscal years.

Other (Income) Expense - Other Expense of $1.2 million, for the three-month period ended December 31, 2001, represents an increase in other expense of $0.6 million over the corresponding period ended December 31, 2000. This change was related to $0.4 million higher interest expense and $0.7 million exchange losses, offset by $0.7 million income from the sale of the medical laser business.

Income Tax Expense - Income tax expense of $1.6 million for the three months ended December 31, 2001 represents an effective tax rate of 85.6%, compared to an effective tax rate of 52.3% for the corresponding period of the previous fiscal year. This change in effective tax rate is due primarily to lower taxable income and higher amounts of nondeductible goodwill amortization, minority interest, and a difference between book and tax gain on the sale of the medical laser business.

Net Income - In light of the foregoing factors, we realized a consolidated net income of $0.3 million for the three months ended December 31, 2001, which represents a decrease of $2.7 million from the corresponding period ended December 31, 2000. For the three months ended December 31, 2001 both basic and diluted earnings per share equaled $0.02 as compared to basic and diluted earnings per share of $0.26 for the same period in fiscal 2001.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2001 were cash and cash equivalents of $15.4 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $25.4 million (translated at the applicable exchange rate at December 31, 2001). At December 31, 2001, borrowings of $12.6 million were outstanding under the Deutsche Bank facility and $10.1 million under other lines of credit. Therefore $27.7 million is unused and available under Rofin-Sinar's lines of credit.

Additionally, the Company maintains a credit facility with a German bank, which was used to finance part of the acquisition and to refinance the existing debt of Baasel Lasertech. At December 31, 2001, $37.0 million was outstanding under this credit facility.

Cash and cash equivalents increased by $1.9 million during the three months ended December 31, 2001. Approximately $5.3 million in cash and cash equivalents were provided by operating activities, primarily as the result of a decrease in accounts receivable, trade.

Uses of cash from investing activities totaled $0.1 million for the three months ended December 31, 2001 and related primarily to the acquisition of various additions to property and equipment related to expansion of the Company's operations ($1.1 million) offset by the cash proceeds of the sale of the medical laser business ($0.9 million).

Net cash used in financing activities totaled $2.1 million and was primarily related to current period repayments of bank debt.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, approximately 69% of our sales are denominated in other currencies, primarily the Euro, as well as British pounds, Singapore dollars, and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of decreasing total equity by $12.8 million at December 31, 2001 as compared to $10.6 million at September 30, 2001.

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

The Company is required to adopt Statement 142 on October 1, 2002. During fiscal 2002, the Company will determine the impact of this new standard on its financial position and results of operations.


Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2001, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2001   December 31, 2001
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             172,000             108,000
Gunther Braun            6,000             106,000              66,000
Carl F. Baasel          42,000              10,000               2,000
William R. Hoover (1)   37,500                  --                  --
Ralph E. Reins (1)      14,000                  --                  --
Gary K. Willis (1)      12,500                  --                  --

(1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended December 31, 2001, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the year ended September 30, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   February 14, 2002       /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer