Form 10-Q
period 2002-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2002-05-13
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

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

11,550,300 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 14, 2002.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 2002 and September 30, 2001                   3

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2002 and March 31, 2001                       5

          Condensed Consolidated Statement of Stockholders Equity
            and Comprehensive Income
            Six months ended March 31, 2002 and 2001                6

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2002 and 2001                7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            16


PART II   OTHER INFORMATION                                        16

          SIGNATURES                                               17

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                     March 31,  September 30,
                                                        2002         2001
                                                    (Unaudited)    (Audited)
                                                    -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                           $ 14,922      $ 13,487
  Accounts receivable, trade, net                       51,951        55,412
  Inventories (Note 3)                                  68,528        70,328
  Deferred income tax assets - current                   5,432         5,222
  Other current assets and prepaid expenses              4,728         3,648
                                                    -----------    ----------
    Total current assets                               145,561       148,097

Property and equipment, net                             22,031        22,846
Goodwill, net                                           46,226        51,445
Deferred income tax assets - noncurrent                  1,172         1,878
Other assets                                               477           484
                                                    -----------    ----------
    Total assets                                     $ 215,467     $ 224,750
                                                    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings           $  19,763     $  27,528
  Accounts payable, trade                               11,159        12,325
  Accounts payable to related party                      7,234         6,349
  Income tax payable                                     4,023         5,133
  Accrued liabilities                                   30,851        31,353
                                                    -----------    ----------
    Total current liabilities                           73,030        82,688

Long-term debt                                          38,195        36,784
Pension obligations                                      5,268         5,120
Minority interests                                         849           859
Other long-term liabilities                                249           248
                                                    -----------    ----------
    Total liabilities                                  117,591       125,699

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0             0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,550,300 (11,546,500 at
    September 30, 2001) issued and outstanding             115           115
  Additional paid-in-capital                            76,140        76,123
  Retained earnings                                     35,738        34,360
  Accumulated other comprehensive loss                ( 14,117)     ( 11,547)
                                                    -----------    ----------
    Total stockholders' equity                          97,876        99,051

    Total liabilities and stockholders' equity       $ 215,467     $ 224,750
                                                    ===========    ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended March 31, 2002 and 2001
            (dollars in thousands, except per share amounts)



                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2002        2001        2002        2001
                               ----------  ----------  ----------  ----------

Net sales                      $  53,430   $  58,255   $ 102,169   $ 112,076
Cost of goods sold                33,297      35,221      64,229      68,037
                               ----------  ----------  ----------  ----------
    Gross profit                  20,133      23,034      37,940      44,039

Selling, general, and
    administrative expenses       11,433      10,296      22,063      19,774
Research and development expenses  3,086       3,966       6,236       7,685
Goodwill amortization                896         911       1,817       1,801
                               ----------  ----------  ----------  ----------
    Income from operations         4,718       7,861       7,824      14,779

Other expense (income):
  Interest expense (income), net     937       1,076       1,946       1,721
  Minority interest                  222         328         543         529
  Other expenses (income)            311          39         167        (244)
                               ----------  ----------  ----------  ----------
    Income before income taxes     3,248       6,418       5,168      12,773

Income tax expense                 2,147       3,327       3,790       6,649
                               ----------  ----------  ----------  ----------

    Net income                  $  1,101    $  3,091    $  1,378    $  6,124
                               ==========  ==========  ==========  ==========

Net income per common
  share (Note 4):

    Basic                       $   0.10    $   0.27    $   0.12    $   0.53
    Diluted                     $   0.10    $   0.27    $   0.12    $   0.53
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 4):

    Basic                      11,550,300  11,542,700  11,550,300  11,542,700

    Diluted                    11,623,115  11,578,096  11,593,004  11,576,287
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                       Six months ended March 31, 2002 and 2001
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
 BALANCES at September 30, 2001              $     115  $    76,123    $   34,360     $(  11,547)   $   99,051
  Comprehensive income:
  Foreign currency translation adjustment           --           --            --      (   2,901)    (   2,901)
  Change in fair value of cash flow hedges
     net of taxes                                   --           --            --            331           331
  Net income                                        --           --         1,378             --         1,378
                                                                                                   ------------
Total comprehensive income                                                                           (   1,192)

Common stock issued                                 --           17            --	             --            17
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2002     	           $     115   $   76,140    $   35,738     $(  14,117)    $  97,876
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2000              $      115  $    76,049    $   27,145     $(  12,590)    $  90,719
  Comprehensive income:
  Foreign currency translation adjustment           --           --            --      (     488)    (     488)
  Change in fair value of cash flow hedges
     net of taxes                                   --           --            --      (   1,119)    (   1,119)
  Net income                                        --           --         6,124             --         6,124
                                                                                                   ------------
Total comprehensive income                                                                               4,517

Common stock issued                                 --           11            --	             --            11
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2001               	 $     115   $   76,060    $   33,269    $(   14,197)    $  95,247
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2002 and 2001
                          (dollars in thousands)


                                                           Six Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2002          2001
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 1,378      $  6,124
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities         1,225      (  4,787)
     Other adjustments                                   3,776         4,190
                                                     -----------  -----------
       Net cash provided by operating activities         6,379         5,527
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           76           22
  Additions to property and equipment                 (   2,107)    (  2,196)
  Acquisition of business, net of cash acquired              --     (  2,565)
  Cash proceeds from sale of medical laser business         938           --
                                                      ----------   ----------
     Net cash used in investing activities            (   1,093)    (  4,739)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   5,503       52,889
  Repayment to banks                                  (   2,180)    ( 53,518)
  Net repayments on line of credit                    (   6,699)    (  1,995)
  Other                                                       6     (     42)
                                                      ----------   ----------
     Net cash used in financing activities            (   3,370)    (  2,666)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                            (     481)   (    411)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents      1,435     (  2,289)

Cash and cash equivalents at beginning of period         13,487       28,973
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 14,922     $ 26,684
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


2.   Dispositions

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which have been classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet, as the Company intends to sell these securities in the near term. During the six months ended March 31, 2002, the Company recorded an unrealized gain of $0.4 million related to such securities.


3.   Inventories:

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:


                                                  March 31,   September 30,
                                                    2002           2001
                                                ------------   ------------
Raw materials and supplies                       $  18,816       $  18,430
Work in progress                                    20,299          19,975
Service parts                                       13,993          14,986
Finished goods                                       9,570           7,612
Demonstration inventory                              5,850           9,325
                                                -----------     -----------
    Total inventories, net                       $  68,528       $  70,328
                                                ===========     ===========

4.  Net Income Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:


                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2002       2001        2002        2001
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,550,300  11,542,700  11,550,300  11,542,700
Potential additional shares
  due to outstanding dilutive
  stock options                    72,815      35,396      42,704      33,587
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,623,115  11,578,096  11,593,004  11,576,287
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended March 31, 2002, and March 31, 2001, were 424,000 and 655,800 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

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

During the second quarter of fiscal years 2002 and 2001, respectively, we realized approximately 58% and 44% of revenues from the sale and servicing of laser products for macro applications and approximately 42% and 56% from the sale and servicing of laser products for marking and micro-machining applications.

Management believes that the Company's macro business will continue at the current level in the months to come and is optimistic concerning the growth potential of our micro business. The Company's marking business will remain affected by the weak semiconductor and electronics market in the near-term.

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

On June 22, 2001, the shares of common stock of Rofin-Sinar Technologies, Inc. were admitted to the regulated market (Geregelter Markt) with trading on the Neuer Markt of the Frankfurt Stock Exchange in Germany.
At March 31, 2002, Rofin had 1,167 employees compared to 1,111 employees at March 31, 2001.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2002       2001         2002        2001
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  62%         60%         63%         61%
Gross profit                        38%         40%         37%         39%
Selling, general and
  administrative expenses           21%         17%         21%         17%
Research and development expenses    6%          7%          6%          7%
Goodwill amortization                2%          2%          2%          2%
Income from operations               9%         14%          8%         13%
Income before income taxes           6%         11%          5%         11%
Net income                           2%          5%          1%          5%


Net Sales - Net sales of $53.4 million and $102.2 million represent decreases of $4.8 million (8%) and $9.9 million (9%) for the three months and six months ended March 31, 2002, as compared to the corresponding periods of fiscal 2001. The decrease resulted from a net sales decrease of $18.8 million, or 20% in Europe/Asia and an increase of $8.9 million, or 44%, in the United States, for the corresponding six month periods as compared to fiscal 2001. The U.S. dollar strengthened against foreign currencies, primarily against the Japanese Yen, which had an unfavorable effect on net sales of $1.9 million and $1.6 million for the three and six month periods ended March 31, 2002. Net sales of laser products for macro applications for the three-month period increased by 22% to $31.0 million and for the six-month period net sales increased by 13% to $57.4 million as compared to the corresponding periods of fiscal 2001. This increase is primarily due to the higher demand from the automotive and machine tool industries. Net sales of lasers for marking and micro-machining applications for the three-month and six-month periods ended March 31, 2002 decreased by 32% to $22.4 million and by 27% to $44.8 million as compared to the corresponding periods in fiscal 2001. This decrease can be attributed primarily to the low demand from the semiconductor, electronic and smart card industries.

Gross Profit - Our gross profit of $20.1 million and $37.9 million for the three-months and six-months ended March 31, 2002, represent decreases of $2.9 million (13%) and $6.1 million (14%) from the corresponding periods of fiscal year 2001. As a percentage of sales over the corresponding six-month period of fiscal year 2001, gross profit decreased from 39% to 37%. The lower percentage margin was primarily a result of the unfavorable product mix, with lower service and spare parts sales and lower marking and micro-machining laser sales during the current quarter. In addition, gross profit was unfavorably affected by $0.5 million and $0.7 million for the three-month and six-month periods ended March 31, 2002 due to the strengthening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses of $11.4 million and $22.1 million increased $1.1 million (11%) and $2.3 million (12%) for the three-months and six-months ended March 31, 2002, compared to the corresponding periods of fiscal 2001 primarily as a result of investments in the sales force of the Rofin group; a full quarter of selling, general and administrative expenses of Z-Laser, which was acquired February 28, 2001; and costs related to the move of our Plymouth, Michigan operations to a new facility. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.3 million and $0.2 million for the three-month and six-month periods ended March 31, 2002 due to the strengthening of the U.S. dollar.

Research and Development - We spent net $3.1 million and $6.2 million on research and development during the three-month and six-month periods of the current fiscal year. This represents a decrease of 22% and 19%, for the three month and six-month periods, over the corresponding period of the prior year. Gross research and development expenses for the three month period ended March 31, 2002 and 2001 were $3.4 million and $4.3 million, respectively, and were reduced by $0.3 million of government grants in both periods. Gross research and development expenses for the six month period ended March 31, 2002 and 2001 were $6.7 million and $8.3 million, respectively and were reduced by $0.5 million and $0.6 million of government grants in each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.2 million and $0.1 million for the three-month and six-month periods in fiscal 2002, due to the strengthening of the U.S. dollar.

Goodwill amortization - We recorded $0.9 million and $1.8 million during the three-month and six-month periods of the current and previous fiscal years as goodwill amortization.

Other (Income) Expense - Net other (income) expense of $1.5 million and $2.7 million for the three-month and six-month periods ended March 31, 2002 represents a decrease in income of $0.1 million and $0.7 million compared to the corresponding prior year periods. The main cause of the change in the six-month periods was related to $0.2 million higher interest expense and $1.2 million exchange losses, offset by $0.7 million income from the sale of the medical laser business.

Income Tax Expense - Income tax expense of $2.1 million and $3.8 million for the three-months and six-months ended March 31, 2002 represents effective tax rates of 66% and 73%, compared to the prior year corresponding effective tax rates of 52% and 52%. This change in effective tax rate is due primarily to lower taxable income and higher amounts of nondeductible goodwill amortization, minority interest, and losses in certain countries where tax benefits cannot be used as offsets.

Net Income - In light of the foregoing factors, we realized a consolidated net income of $1.1 million and $1.4 million for the three and six months ended March 31, 2002, which represents decreases of $2.0 million and $4.7 million from the corresponding prior year periods. For the three-months ended March 31, 2002, both basic and diluted earnings per share equaled $0.10 based upon 11.6 million common shares outstanding, as compared to basic and diluted earnings per share of $0.27 for the same period in fiscal 2001, based on 11.5 million and 11.6 million common shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2002 were cash and cash equivalents of $14.9 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $25.0 million (translated at the applicable exchange rate at March 31, 2002). At March 31, 2002, borrowings of $12.7 million were outstanding under the Deutsche Bank facility and $8.7 million under other lines of credit. Therefore $28.6 million is unused and available under our lines of credit.

Additionally, the Company maintains a credit facility with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At March 31, 2002, $36.5 million was outstanding under this credit facility.

Cash and cash equivalents increased by $1.4 million during the six-months ended March 31, 2002. Approximately $6.4 million in cash and cash equivalents were provided by operating activities, primarily as the result of net income before depreciation and amortization and a decrease in trade receivables.

Uses of cash from investing activities totaled $1.1 million for the six-months ended March 31, 2002 and related primarily to the acquisition of various additions to property and equipment related to expansion of the Company's operations ($2.1 million) offset by the cash proceeds of the sale of the medical laser business ($0.9 million).

Net cash used in financing activities totaled $3.4 million and was primarily related to current period repayments of bank debt.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, approximately 75% of our sales are denominated in other currencies, primarily the Euro, as well as British pounds, Singapore dollars, and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of decreasing total equity by $13.5 million at March 31, 2002 as compared to $10.6 million at September 30, 2001.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

     Allowance for Doubtful Accounts

     The Company records allowances for customer accounts receivable balances which are determined to be uncollectible due to the customer's inability to make required payments. Such determination is made based on an assessment of the customer's financial condition and liquidity. If the financial condition of the Company's customers were to deteriorate, additional allowances may be required.

     Inventory Valuation

     The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

     Warranty Reserves

     The Company provides for the estimated costs of product warranties when revenue is recognized. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required.

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

On the same date, the FASB also issued Statement No. 142, "Goodwill and Other Intangible Assets". Under Statement No. 142, goodwill and intangible assets having indefinite useful lives, will no longer be subject to amortization, but will be subject to annual impairment tests. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. Additionally, intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

The Company is required to adopt Statement 142 on October 1, 2002. During fiscal 2002, the Company will determine the impact of this new standard on its financial position and results of operations.


Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2002, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          March 31, 2002       March 31, 2002
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             202,000             108,000
Gunther Braun            6,000             136,000              66,000
Carl F. Baasel          42,000              25,000               2,000
William R. Hoover (1)   37,500                  --                  --
Ralph E. Reins (1)      14,000                  --                  --
Gary K. Willis (1)      12,500                  --                  --

(1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended March 31, 2002, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the year ended September 30, 2001.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For the period ended March 31, 2002, we did not experience any material developments in the legal proceedings as presented under the heading "Intellectual Property" in our Annual Report on Form 10-K for the year ended September 30, 2001.

Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)


   Date:   May 13, 2002       /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer