Form 10-Q
period 2002-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2002-08-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

                      Commission file number:  000-21377



                        ROFIN-SINAR TECHNOLOGIES INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Delaware                             38-3306461
      --------------------------------           --------------------
      (State of other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)


         40984 Concept Drive, Plymouth, MI                 48170
      ----------------------------------------         ------------
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

11,551,800 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 14, 2002.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            June 30, 2002 and September 30, 2001                    3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2002 and 2001                                  5

          Condensed Consolidated Statement of Stockholders Equity
            and Comprehensive Income
            Nine months ended June 30, 2002 and 2001                6

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2002 and 2001                7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            16


PART II   OTHER INFORMATION                                        17

          SIGNATURES                                               18

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                      June 30,  September 30,
                                                        2002         2001
                                                    (Unaudited)    (Audited)
                                                    -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                           $ 20,465      $ 13,487
  Accounts receivable, trade, net                       54,221        55,412
  Inventories (Note 3)                                  76,688        70,328
  Other current assets and prepaid expenses              8,716         8,870
                                                    -----------    ----------
    Total current assets                               160,090       148,097

Property and equipment, net                             25,326        22,846
Goodwill, net                                           51,347        51,445
Other assets                                             1,363         2,362
                                                    -----------    ----------
    Total assets                                     $ 238,126     $ 224,750
                                                    ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings           $  24,226     $  27,528
  Accounts payable, trade                               14,044        12,325
  Accounts payable to related party                      7,814         6,349
  Accrued liabilities                                   36,239        36,486
                                                    -----------    ----------
    Total current liabilities                           82,323        82,688

Long-term debt                                          41,357        36,784
Pension obligations                                      6,120         5,120
Minority interests                                       1,047           859
Other long-term liabilities                                272           248
                                                    -----------    ----------
    Total liabilities                                  131,119       125,699

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                               0             0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,550,300 (11,546,500 at
    September 30, 2001) issued and outstanding             115           115
  Additional paid-in-capital                            76,147        76,123
  Retained earnings                                     36,994        34,360
  Accumulated other comprehensive loss                (  6,249)     ( 11,547)
                                                    -----------    ----------
    Total stockholders' equity                         107,007        99,051

    Total liabilities and stockholders' equity       $ 238,126     $ 224,750
                                                    ===========    ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended June 30, 2002 and 2001
            (dollars in thousands, except per share amounts)


                                    Three Months            Nine Months
                                    Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2002        2001        2002        2001
                               ----------  ----------  ----------  ----------
Net sales                      $  55,569   $  54,124   $ 157,738   $ 166,200
Cost of goods sold                37,630      33,145     101,860     101,182
                               ----------  ----------  ----------  ----------
    Gross profit                  17,939      20,979      55,878      65,018

Selling, general, and
    administrative expenses       11,117      10,689      33,179      30,463
Research and development expenses  3,699       3,530       9,935      11,215
Special charge (Note 2)               --         700          --         700
Goodwill amortization                956         899       2,773       2,700
                               ----------  ----------  ----------  ----------
    Income from operations         2,167       5,161       9,991      19,940

Other expense (income):
  Interest income                (    90)      ( 317)    (   248)     (  999)
  Interest expense                   727       1,023       2,831       3,426
  Other expenses (income)        ( 1,370)        564     ( 1,203)        319
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest        2,900       3,891       8,611      17,194

Income tax expense                 1,586       1,298       5,376       7,948
                               ----------  ----------  ----------  ----------
    Income before
 minority interest	     1,314       2,593       3,235       9,246

Minority interest                     58         161         601         690
                               ----------  ----------  ----------  ----------
    Net income                  $  1,256    $  2,432    $  2,634    $  8,556
                               ==========  ==========  ==========  ==========
Net income per common
  share (Note 4):
    Basic                       $   0.11    $   0.21    $   0.23    $   0.74
    Diluted                     $   0.11    $   0.21    $   0.23    $   0.74
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 4):
    Basic                      11,551,800  11,542,700  11,551,800  11,542,700
    Diluted                    11,619,614  11,657,712  11,599,403  11,596,340
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Nine months ended June 30, 2002 and 2001
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
 BALANCES at September 30, 2001              $     115  $    76,123    $   34,360     $(  11,547)   $   99,051
  Comprehensive income:
  Foreign currency translation adjustment           --           --            --          5,032         5,032
  Change in fair value of cash flow hedges
     net of taxes                                   --           --            --            266           266
  Net income                                        --           --         2,634             --         2,634
                                                                                                   ------------
Total comprehensive income                                                                               7,932

Common stock issued                                 --           24            --	             --            24
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2002                    $     115   $   76,147    $    36,994    $ (  6,249)    $ 107,007
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2000              $      115  $    76,049    $    27,145   $(  12,590)    $   90,719
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --    (   1,752)       ( 1,752)
  Change in fair value of cash flow hedges
    net of taxes 	                                   --           --             --    (     874)       (   874)
  Net income                                        --           --          8,556           --          8,556
                                                                                                   ------------
Total comprehensive income                                                                               5,930

Common stock issued                                 --           43             --	           --             43
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2001                    $     115   $   76,092    $    35,701    $( 15,216)     $  96,692
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2002 and 2001
                          (dollars in thousands)


                                                           Nine Months
                                                         Ended June 30,
                                                     ------------------------
                                                        2002          2001
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 2,634      $  8,556
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities         5,827      (  9,607)
     Other adjustments                                   4,940         5,242
                                                     -----------  -----------
       Net cash provided by operating activities        13,401         4,191
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          133           92
  Additions to property and equipment                 (   3,370)    (  3,378)
  Acquisition of business, net of cash acquired              --     (  2,565)
  Cash proceeds from sale of medical laser business         938           --
                                                      ----------   ----------
     Net cash used in investing activities            (   2,299)    (  5,851)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   5,503       52,852
  Repayment to banks                                  (   4,416)    ( 53,555)
  Net repayments on line of credit                    (   5,114)    ( 13,812)
  Other                                               (     429)    (    565)
                                                      ----------   ----------
     Net cash used in financing activities            (   4,456)    ( 15,080)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                  332     (  1,080)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents      6,978     ( 17,820)

Cash and cash equivalents at beginning of period         13,487       28,973
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 20,465     $ 11,153
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

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or stockholders equity for the periods presented.


2.   Dispositions

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which have been classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet, as the Company intends to sell these securities in the near term. During the nine months ended June 30, 2002, the Company recorded an unrealized gain of $0.1 million related to such securities.


3.   Inventories:

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:


                                                  June 30,   September 30,
                                                    2002           2001
                                                ------------   ------------
Raw materials and supplies                       $  20,415       $  18,430
Work in progress                                    23,433          19,975
Service parts                                       15,845          14,986
Finished goods                                       9,546           7,612
Demonstration inventory                              7,449           9,325
                                                -----------     -----------
    Total inventories, net                       $  76,688       $  70,328
                                                ===========     ==========

4.  Net Income Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:


                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2002       2001        2002        2001
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,551,800  11,542,700  11,551,800  11,542,700
Potential additional shares
  due to outstanding dilutive
  stock options                    67,814     115,012      47,603      53,640
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,619,614  11,657,712  11,599,403  11,596,340
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended June, 30, 2002, and June 30, 2001, were 421,000 and 213,000 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

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


Overview

Rofin-Sinar Technologies Inc. (herein also referred to as "Rofin-Sinar", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

During the third quarter of fiscal years 2002 and 2001, respectively, we realized approximately 53% and 51% of revenues from the sale and servicing of laser products for macro applications and approximately 47% and 49% from the sale and servicing of laser products for marking and micro-machining applications.

Management believes that future growth in the Company's macro business will become more difficult in the current market environment for investment in capital goods. In the Company's marking and micro business management sees some positive developments from the semiconductor and electronics market which should lead to increased sales in the coming quarters. Our diode laser products, which are sold primarily in our macro business, have experienced quality issues that have affected the performance of certain units in the field. As a result, during the periods reported in this quarterly report on Form 10-Q, the Company has incurred additional costs that were higher than anticipated, which had an adverse impact on our gross margin, and therefore our profitability, in these periods. Management expects to achieve improvements on these quality-related issues in its diode laser product line during the next two quarters, and has established reserves for the associated costs estimated to be incurred during such period. Management believes that the Company's profitability will continue to be affected in the near term as these issues are resolved.

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

At June 30, 2002, Rofin-Sinar had 1,164 employees compared to 1,132 employees at June 30, 2001.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Nine Months
                                     Ended June 30,        Ended June 30,
                               ----------------------  ----------------------
                                  2002       2001         2002        2001
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  68%         61%         65%         61%
Gross profit                        32%         39%         35%         39%
Selling, general and
  administrative expenses           20%         20%         21%         18%
Research and development expenses    6%          7%          6%          7%
Special charge                       --          1%          --         --
Goodwill amortization                2%          2%          2%          2%
Income from operations               4%          9%          6%         12%
Income before income taxes
  and minority interest	             5%          7%          5%         10%
Net income                           2%          4%          2%          5%


Net Sales - Net sales of $55.6 million and $157.7 million represent an increase of $1.5 million (3%) and a decrease of $8.5 million (5%) for the three months and nine months ended June 31, 2002, as compared to the corresponding periods of fiscal 2001. The decrease in the nine months ended June 30, 2002 resulted from a net sales decrease of $18.9 million, or 14%, in Europe/Asia partially offset by an increase of $10.4 million, or 31%, in the United States, compared to the corresponding period in fiscal 2001. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $2.9 million and $1.3 million for the three and nine month periods ended June 30, 2002. Net sales of laser products for macro applications for the three-month period increased by 7% to $29.5 million and for the nine-month period net sales increased by 11% to $86.9 million as compared to the corresponding periods of fiscal 2001. This increase was primarily due to higher demand for the Company's lasers for macro applications from the automotive and machine tool industries. Net sales of lasers for marking and micro-machining applications decreased by 2% to $26.0 million for the three months ended June 30, 2002 and by 19% to $70.8 million for the nine months ended June 30, 2002, as compared to the corresponding periods in fiscal 2001. This decrease can be attributed primarily to lower demand for the Company's lasers for marking and micro applications from the semiconductor, electronic and smart card industries.

Gross Profit - Our gross profit of $17.9 million and $55.9 million for the three-months and nine-months ended June 30, 2002 represents decreases of $3.0 million (14%) and $9.1 million (14%) from the corresponding periods of fiscal year 2001. As a percentage of sales compared to the corresponding three - month and nine-month periods of fiscal year 2001, gross profit decreased from 39% to 32% and from 39% to 35%, respectively. The lower percentage margin was primarily a result of unfavorable product mix, caused by lower laser sales to the semiconductor and electronics industry, as well as the increased material and warranty costs discussed above associated with our diode laser products. In addition, gross profit was favorably affected by $0.5 million for the three-month period ended June 30, 2002 and unfavorably affected by $0.2 million for the nine-month period ended June 30, 2002 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative expenses of $11.1 million and $33.2 million increased $0.4 million (4%) and $2.7 million (9%) for the three-month and nine-month periods ended June 30, 2002, compared to the corresponding periods of fiscal 2001 primarily as a result of investments in the sales force of the Rofin group, increased costs in connection with the implementation of a new EDP system in Germany and higher average legal expenses in connection with a pending patent infringement case against the Company's subsidiaries Rofin-Baasel, Inc. and Carl Baasel Lasertechnik GmbH & Co. KG, as described in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2001 and the related antitrust action described in Part II, Item 1 of this quarterly report. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.6 million and $0.3 million for the three-month and nine-month periods ended June 30, 2002 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $3.7 million and $9.9 million on research and development during the three-month and nine-month periods of the current fiscal year. This represents an increase of 5% and a decrease of 11% for the three-month and nine-month periods ended June 30, 2002, respectively, compared to the corresponding periods of the prior year. Gross research and development expenses for the three month period ended June 30, 2002 and 2001 were $3.8 million and $3.9 million, respectively, and were reduced by $0.1 million and $0.4 million of government grants in the respective periods. Gross research and development expenses for the nine month period ended June 30, 2002 and 2001 were $10.5 million and $12.1 million, respectively and were reduced by $0.6 million and $0.9 million of government grants in each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.3 million and $0.2 million for the three-month and nine-month periods in fiscal 2002, due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Special Charge - During the three-month and nine-month periods ended June 30, 2002, no special charges were included compared to the corresponding periods in fiscal 2001 during which $0.7 million of expenses were incurred in connection with the secondary listing of the Company's shares of common stock on the German Neuer Markt of the Frankfurt Stock Exchange.

Goodwill amortization - The Company recorded $0.9 million during the three month periods of the current and the previous fiscal years and $2.8 million and $2.7 million during the nine-month periods of the current and previous fiscal years as goodwill amortization.

Other Expense (Income) - Net other income of $0.7 million for the three-month period ended June 30, 2002 represents a change of $2.0 million compared to net other expense of $1.3 million in the corresponding period of the prior year. Net other expense of $1.4 million for the nine-month period ended June 30, 2002 represents a change of $1.3 million compared to net other expense of $2.7 million in the corresponding prior year period. The fluctuations in both the three and nine month periods are primarily attributed to unrealized exchange gains resulting from certain intercompany indebtedness denominated in currencies other than the borrowing companies functional currency. Additionally, during the nine-month period ended June 30, 2002, a gain of $0.5 million was recorded related to the sale of the medical laser business, which did not exist in the corresponding prior year period.

Income Tax Expense - Income tax expense of $1.6 million and $5.4 million for the three-month and nine-month periods ended June 30, 2002 represents effective tax rates of 55% and 62%, respectively compared to the effective tax rates of 33% and 46% for the corresponding periods in the prior fiscal year. These increases in effective tax rates are due primarily to lower taxable income and higher amounts of nondeductible goodwill amortization and losses in certain countries where tax benefits cannot be used as offsets.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $1.3 million and $2.6 million for the three and nine months ended June 30, 2002, which represents decreases of $1.1 million and $6.0 million from the corresponding periods in fiscal 2001. For the three-months ended June 30, 2002, both basic and diluted earnings per share equaled $0.11 based upon 11.6 million common shares outstanding, as compared to basic and diluted earnings per share of $0.21 for the same period in fiscal 2001, based on 11.5 and 11.7 million common shares outstanding. For the nine-month period ended June 30, 2002, both basic and diluted earnings per share equaled $0.23 based upon 11.6 million common shares outstanding, as compared to basic and diluted earnings per share of $0.74 for the same period in fiscal 2001, based upon 11.5 and 11.6 million common shares outstanding, respectively.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2002 were cash and cash equivalents of $20.5 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $29.4 million (translated at the applicable exchange rate at June 30, 2002). At June 30, 2002, borrowings of $15.0 million were outstanding under the Deutsche Bank facility and an aggregate of $11.1 million was outstanding under such other lines of credit, leaving $28.3 million of unused and available borrowing capacity under our Deutsche Bank facility and lines of credit.

Additionally, the Company has outstanding long-term debt with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At June 30, 2002, $39.5 million was outstanding under this credit agreement.

Cash and cash equivalents increased by $7.0 million during the nine-months ended June 30, 2002. Approximately $13.4 million in cash and cash equivalents were provided by operating activities, primarily as the result of net income before depreciation and amortization and a decrease in trade receivables.

Uses of cash from investing activities totaled $2.3 million for the nine-months ended June 30, 2002 and related primarily to the acquisition of various additions to property and equipment in connection with the expansion of the Company's operations ($3.4 million) partially offset by the cash proceeds of the sale of the medical laser business ($0.9 million).

Net cash used in financing activities totaled $4.5 million and was primarily related to current period repayments of bank debt.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet our capital requirements and operational needs for the foreseeable future.

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, approximately 67% of our sales are denominated in other currencies, primarily the Euro, as well as British pounds, Singapore dollars, and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of decreasing total equity by $5.5 million at June 30, 2002 as compared to $10.6 million at September 30, 2001.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


Critical Accounting Policies

The preparation of these financial statements are made in accordance with accounting principles generally accepted in the United States of America
(GAAP). This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Such estimates include allowances for doubtful accounts, inventory valuation, and warranty reserves. Actual results could differ from those estimates.
The Company believes the following represent its critical accounting policies:

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


     Inventory Valuation

     The Company writes down inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand, market conditions, and the salability of the existing inventory. If actual market conditions are less favorable than those projected by management, or the salability of inventory is impacted due to unexpected obsolete or damaged inventory, additional inventory write-downs may be required.


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


Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2002, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           June 30, 2002       June 30, 2002
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             202,000             108,000
Gunther Braun            6,000             136,000              66,000
Carl F. Baasel          42,000              25,000               2,000
William R. Hoover (1)   39,000                  --                  --
Ralph E. Reins (1)      14,000                  --                  --
Gary K. Willis (1)      12,500                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended June 30, 2002, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the year ended September 30, 2001.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         For the period ended June 30, 2002, we did not experience any material developments in the legal proceedings as disclosed under the heading "Intellectual Property" in our Annual Report on Form 10-K for the year ended September 30, 2001, except as described below.

         In respect of the pending patent infringement actions in the U.S. federal district court in Detroit, Michigan against Rofin-Baasel, Inc. ("Rofin-Baasel") and Carl Baasel Lasertechnik GmbH & Co.
         KG ("Baasel Lasertech") alleging infringement of a U.S. patent expiring in 2004 concerning a method of marking semiconductor material, Rofin-Baasel and Baasel Lasertech have filed a motion for summary judgment in the actions, which, if granted, may be dispositive of this case. These actions are expected to go to trial in the first quarter of fiscal 2003. In addition, in May 2002, Rofin-Baasel and Baasel Lasertech filed an action in the U.S. federal district court in Boston, Massachusetts against the party that is the plaintiff in the patent infringement case for antitrust violations concerning its enforcement of the patent. In the antitrust case, Rofin-Baasel and Baasel Lasertech seek: (i) a ruling that such party's acquisition of the patent was unlawful, that the patent is unenforceable, and that such party's enforcement of the patent is misuse; (ii) an injunction against enforcement of the patent; (iii) damages in the amount of the attorney fees and expenses incurred in defending the patent infringement case, trebled; and (iv) attorney fees and expenses incurred in the antitrust case. On July 25, 2002, a hearing was held on the defendant's motion to dismiss the antitrust case, which has not yet been decided.


Item 2.  Changes in Securities

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   August 14, 2002       /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer