Form 10-K
period 2002-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2002-12-20
CIK 1019361

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES AND EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2002

                     Commission file number: 000-21377


                       ROFIN-SINAR TECHNOLOGIES INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


            Delaware                                          38-3306461
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)



   40984 Concept Drive, Plymouth, MI                               48170
--------------------------------------                         ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (734) 455-5400

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


                            Title of each class
                            -------------------
                       Common Stock, $.01 par value
       Rights Associated with Common Stock, par value $.01 per Share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ]    NO [   ]




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the closing price of the stock on the NASDAQ National Market on December 18, 2002) was approximately $90,337,422.

11,552,100 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 20, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders to be held in March 2003 are incorporated by reference herein at Part III, Items 10 - 13.

                        ROFIN-SINAR TECHNOLOGIES INC.

                              TABLE OF CONTENTS


            Item                                                        Page
            ------------------------------------------------------      ----

PART I      1.  Business                                                  4

            2.  Properties                                               23

            3.  Legal Proceedings                                        24

            4.  Submission of Matters to a Vote of Security Holders      24

PART II     5.  Market For Registrant's Common
                Equity and Related Stockholder Matters                   25

            6.  Selected Financial Data                                  26

            7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations            27

            7A. Quantitative and Qualitative Disclosures about
                Market Risk                                              34

            8.  Consolidated Financial Statements and
                Supplementary Data                                       35

            9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   35

PART III    10. Directors and Executive Officers of the Registrant       35

            11. Executive Compensation                                   35

            12. Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters           36

            13. Certain Relationships and Related Transactions           36

            14. Controls and Procedures                                  37

PART IV     15. Exhibits, Consolidated Financial Statement
                Schedules, and Reports on Form 8-K                       38


SIGNATURES                                                               41

CERTIFICATIONS

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

ITEM 1.     BUSINESS

COMPANY OVERVIEW

Rofin-Sinar Technologies Inc., founded in 1996, (herein also referred to as "Rofin" or "RSTI" or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. Lasers are a non-contact technology for material processing which have several advantages that are desirable in industrial applications.

The Company believes it has a worldwide market share (based on sales volume) of approximately 15% for laser products used for macro (cutting & welding) and marking & micro applications and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 17,000 laser sources since 1975 and currently has over 2,500 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2002, 2001, and 2000, respectively, approximately 53%, 48%, and 56% of the Company's revenues came from sales and servicing of laser products for macro applications and approximately 47%, 52%, and 44% came from sales and servicing of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive, and semiconductor/electronics industries. The Company sells directly to end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate Rofin's laser sources with other system components, and to distributors. Many of Rofin's customers are among the largest global participants in their respective industries. During the 2002, 2001, and 2000, fiscal years, 27%, 21%, and 25%, respectively, of the Company's sales were in North America, and 73%,79%, and 75%, respectively, in Europe/Asia.

The financial statements included in this annual report on Form 10-K present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin" or "RSTI" or "the Company") and its wholly owned subsidiaries.
Rofin consists of Rofin-Sinar Inc. ("RSI") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 80% of Dilas Diodenlaser GmbH ("Dilas"), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 71% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Taiwan Ltd. . (formed on July 1, 2002), 100% of Rofin-Baasel Korea Co. Ltd. (formed on July 22, 2002), and 83% of Rofin-Baasel Espana S.L.

RSL includes the consolidated accounts of its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation); its 100% owned subsidiary Rasant-Alcotec Beschichtungstechnik GmbH; its 90.01% owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG ("CBL"); and its 100% owned subsidiary CBL Verwaltungsgesellschaft mbH.

CBL includes the consolidated accounts of its wholly owned subsidiaries Rofin-Baasel Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary RSL, for 44.3 million Euro ($40.2 million, at the May 10, 2000 exchange rate) in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories, which will be discontinued. In September 2001, Baasel Lasertech was transformed into CBL, a limited partnership. The Company and the minority shareholder of CBL are party to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of 6.3 million Euro. Effective December 31, 2002 the minority shareholder resigned from the limited partnership. Accordingly, the remaining shares of CBL will be purchased by RSL during 2003 for the fixed price of 6.3 million Euro.

On February 28, 2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. At the end of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

On June 22, 2001, the shares of the common stock of Rofin-Sinar Technologies, Inc. were admitted to the regulated market (Geregelter Markt) with trading on the Neuer Markt of the Frankfurt Stock Exchange in Germany. The Deutsche Boerse AG has recently decided to reorganize the market segments at the Frankfurt Stock Exchange into a Prime Standard segment and a General Standard segment, and eliminate the Neuer Markt no later than 2004. Effective January 1, 2003, RSTI will be listed in the Prime Standard segment.

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which have been classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet, as the Company intends to sell these securities in the near term. During the nine months ended September 30, 2002, the Company recorded an unrealized loss of $0.2 million related to such securities.


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


THE COMPANY'S LASER PRODUCTS

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications: (1) cutting and welding; (2) fine cutting and fine welding and perforating; and
(3) marking. Besides offering laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in: (i) product development and manufacturing services based on more than 25 years of laser technology experience and applications know-how;
(ii) application and process development (i.e., developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes); (iii) system engineering (i.e., advising customers on machine design, including tooling, automation and controls for customers in need of "turn-key" solutions); and (iv) extensive after-sales support of its laser products (including technical support, field service, maintenance and training programs, and rapid spare parts delivery).

The following table sets forth the Company's net sales of laser products used for macro (cutting and welding) applications and of laser products used for marking and micro applications in fiscal 2002, 2001, and 2000:

                                                September 30,
                                    -------------------------------------
  Product Category *                   2002          2001         2000
  ------------------------------    ----------    ----------   ----------
                                               (in thousands)

  Laser macro products              $ 117,341    $ 106,615    $  95,195
  Laser marking and micro products    104,607      113,942       75,992
                                    ----------    ----------   ----------
  Total sales, net                  $ 221,948    $ 220,557    $ 171,187
                                    ==========    ==========   ==========

* For each product category, net sales includes sales of services (including training, maintenance and repair) and spare parts.

The Company, from time to time, reviews various opportunities to acquire businesses, technologies or products complementary to its present business.

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


LASER PRODUCTS FOR CUTTING AND WELDING APPLICATIONS - MACRO

The Company's family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

     LASER SERIES         POWER RANGE        MODE OF EXCITATION
     -----------------    ----------------   ---------------------
     DC Slab Series       1.0 kW -  4.5 kW   High Frequency
     HF/RF Series         4.0 kW -  8.0 kW   High Frequency
     TR Series            2.0 kW - 12.0 kW   Direct Current
     SC Series            100 W  -  300 W    High Frequency

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


LASER PRODUCTS FOR MARKING APPLICATIONS - MARKING

The Company's family of laser marking products is as follows:

     LASER SERIES         POWER RANGE       MODE OF EXCITATION
     -----------------    --------------    ---------------------
       PowerLine;
      StarMark Series      10 W - 130 W     Flash Lamp or Laser Diodes
       CombiLine;
      StarMark Systems     10 W - 130 W     n.a.
       MultiScan                  100 W     High Frequency

PowerLine/StarMark Series - The Company's standard PowerLine and StarMark laser marking products consist of a CO2 or solid-state laser in the range of 10 watts to 130 watts, a galvo-head, a personal computer with state-of-the-art processor, and Rofin's proprietary Laser Work Bench, VisualLaserMarker and LaserCAD-Software. The modular design of the PowerLine and StarMark markers enable customers to order the most suitable configuration for their production processes or systems (e.g., OEM-customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the enduser). The PowerLine and StarMark solid-state lasers incorporate either a dual or single lamp ceramic cavity design using "long-life" lamps or diode modules, both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company's proprietary Laser Work Bench, VisualLaserMarker and LaserCAD-Software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application, besides a wide variety of possible applications, is the marking of plastics and smart cards in the semiconductor/electronics industries.

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


LASER PRODUCTS FOR FINE CUTTING, FINE WELDING AND PERFORATING APPLICATIONS -
MICRO

The Company's family of laser products for micro applications is as follows:

      LASER SERIES         POWER RANGE       MODE OF EXCITATION
      -----------------    --------------    -------------------
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

PerfoLas Systems - The PerfoLas Systems consist of a high power CO2 laser and a special designed beam delivery and paper handling system including a laser beam splitter (PerfoLas Multiplexer) which allows the customers to drill more than 500,000 holes per second into paper or foils. The main application is perforating of cigarette tip paper.



Applications Development

In addition to manufacturing and selling laser sources for macro (cutting and welding) and laser marking and micro application products, Rofin operates application centers in 9 countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. More than 25 years of laser technology experience and know-how are embodied in Rofin's applications groups, developed as a result of its participation in a broad range of industrial markets.

Markets and Customers

Rofin is selling its laser products and laser-based system solutions to a wide range of industries. Out of these, three industrial markets can be clearly identified: the machine tool, automotive, and semiconductor /electronics industries. The following table sets forth the distribution of the Company's total sales among the Company's principal markets:


                       Fiscal Years
                  ----------------------
Principal Market    2002    2001   2000   Primary Applications
----------------   ------  ------ ------  --------------------------------
Machine Tool         38%     32%    27%   Cutting
Automotive           18%     10%    16%   Welding and component marking
Semiconductor /                           Marking of integrated circuits
   Electronics        9%     16%    24%      and smart cards
                  ------   ------  ------
                     65%     58%    67%

The remaining 35%, 42%, and 33%, respectively, of laser sales in fiscal 2002, 2001, and 2000 were attributable to customers in a wide variety of other industries (including aerospace, consumer goods, medical device manufacturers, job shops, universities and institutes). No one customer accounted for over 10% of total sales in any of such periods.



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

Rofin has approximately 100 direct sales engineers operating in 20 countries, of which approximately 30 employees are dedicated to marketing laser macro products and approximately 70 are dedicated to marketing laser marking and micro products. In addition, Rofin has 14 independent distributors and agents marketing the Company's laser products in Australia, Brazil, Denmark, India, Israel, the Philippines, Thailand, the People's Republic of China, Poland, Singapore, South Africa, Mexico, Sweden and Finland. Rofin directs its worldwide sales and marketing of macro lasers from its offices in Hamburg, Germany and for laser diode components from Mainz, Germany. Worldwide sales and marketing of laser marking products is directed from Rofin's offices in Gunding-Munich, Germany and for laser micro products it is directed from its offices in Starnberg, Germany. U.S. sales of Rofin's macro and micro laser products are managed out of the Company's Plymouth, Michigan facility and for marking products out of its Boxborough, Massachusetts facility. The Company also maintains a sales office in Tempe, Arizona to support the expansion of Rofin's laser marking business in the North American market. In Europe, Rofin also maintains sales and service offices in Italy, France, Spain, the United Kingdom, the Netherlands, Belgium, Austria and Switzerland. Sales and service offices are also maintained in South Korea, Taiwan and Singapore to cover the Asia/Pacific region (other than Japan).

In Japan, the Company's principal distributor is its joint venture with Marubeni Corporation and Nippei Toyama Corporation.

Customer Service and Replacement Parts

During fiscal 2002, 2001, and 2000 approximately 31%, 29%, and 30% of the Company's revenues were generated from sales of after-sale services, replacement parts and components for its laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers in its laser products and laser marking and micro systems business. This close relationship is maintained as customers' needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded into new geographic regions by providing local service and support. Rofin has 261 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's distributors also provide customer service and support.

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

Of Rofin's customer service personnel, approximately 175 employees operate in the field in 50 countries. Field service personnel are also involved in the installation of the Company's systems.

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


Laser Marking and Micro Products

Significant competitive factors in the laser marking and micro market include system performance and flexibility, cost, the size of each manufacturer's installed base, capability for customer support, and breadth of product line. Because many of the components required to develop and produce a laser product for marking and micro applications are commercially available, barriers to entry into this market are low, and the Company expects new competitive product entries into this market. The Company believes that its product range for marking and micro applications will compete favorably in this market primarily due to the performance and price characteristics of such products.

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


RESEARCH AND DEVELOPMENT

During fiscal 2002, 2001, and 2000, Rofin's net spending on research and development was $13.2 million, $14.8 million, and $13.0 million, respectively. In addition, the Company received funding under German government and European Union grants totaling $1.1 million, $1.2 million, and $1.4 million, in fiscal 2002, 2001, and 2000, respectively.

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

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe and Japan. Rofin currently holds 78 separate patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2004 to 2019. In addition, 54 patent applications have been filed and are under review by the patent authorities. Rofin requires its employees and certain of its customers, suppliers, distributors, agents and consultants to enter into confidentiality agreements to further safeguard Rofin's intellectual property.

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

In July 1996, Rofin received notice of an opposition filed by a competitor in the European Patent Office ("EPO"), which challenges on a number of grounds one of the two third-party patents licensed exclusively by Rofin covering certain aspects of its diffusion-cooled CO2 Slab laser. The holder of the patent has filed a response to the opposition, in response to which the party opposing the patent has filed further submissions. The last submission in the matter was made in September 1999. The Company has no information when a decision can be expected. The U.S.-issued counterpart of this patent was previously the subject of a reexamination proceeding in the U.S. Patent and Trademark Office ("PTO"), at the conclusion of which the patent was upheld. While the decision of the PTO is not binding on the EPO, based on the outcome of the U.S. reexamination proceeding and management's review of the arguments made in the opposing party's notice of opposition and subsequent submissions, Rofin believes that such notice of opposition is without substantial merit and that the patent will be upheld by the EPO. However, no assurance can be given that there will be a successful outcome for the holder of the patent and therefore for Rofin in this opposition proceeding. If the patent will not be upheld by the EPO, Rofin can no longer use the technology in Europe on an exclusive basis and, therefore, its business, results of operations and future growth and profitability would be materially affected.

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

In December 1999, a competitor sued A-B Lasers, Inc., now Rofin-Baasel, Inc. in U.S. federal court for alleged infringement of a U.S. patent concerning a method of marking semiconductor material. In February 2001, that competitor also filed a complaint against Baasel Lasertech, for alleged infringement of the same patent. Both cases were settled in August 2002.


ORDER BACKLOG

The Company's order backlog was $46.4 million, $53.0 million, and $65.6 million, as of September 30, 2002, 2001, and 2000, respectively. The Company's order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The decrease in the Company's order backlog from September 30, 2001, to September 30, 2002, was primarily attributable to a high sales volume during the fourth quarter of fiscal 2002. The fluctuation of the U.S. dollar in fiscal 2002 had a favorable effect of approximately $1.2 million on year-to-year order backlog. The decrease in the Company's order backlog from September 30, 2000 to September 30, 2001, was primarily attributable to lower order intake for markers to the semiconductor and electronic industries in Europe and Asia. The strengthening of the U.S. dollar in fiscal 2001 had a negative impact of approximately $3.4 million on year-to-year order backlog.

An order is entered into backlog by Rofin when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range between 8-16 weeks from the date an order is placed. Orders in backlog are subject to cancellation (subject to penalties), or rescheduling by the customer. The Company's backlog on any particular date is not necessarily indicative of actual sales for any future period.

The Company anticipates shipping the present backlog during fiscal 2003.

EMPLOYEES

At September 30, 2002, Rofin had 1,192 full-time employees, of which 800 were in Germany, 157 in the United States, 31 in France, 42 in Italy, 83 in the United Kingdom, 16 in Spain, 8 in the Netherlands, 17 in Singapore, 5 in Korea, 7 in Taiwan, and 26 in Japan, whereas at September 30, 2001, Rofin had 1,151 full-time employees, of which 785 were in Germany, 157 in the United States, 28 in France, 38 in Italy, 66 in the United Kingdom, 23 in Spain, 8 in the Netherlands, 21 in Singapore and 25 in Japan. The average number of employees for the fiscal year ended September 30, 2002 was 1,166.

While the Company's employees are not covered by collective bargaining agreements and the Company has never experienced a work stoppage, slowdown or strike, the Company's employees at its Hamburg and Starnberg facilities are each represented by a nine-person works council, in Gunding-Munich by a seven-person work council. Additionally, Hamburg and Gunding-Munich are represented by a four-person central works council. Matters relating to compensation, benefits and work rules are negotiated and resolved between management and the works council for the relevant location. The Company considers its relations with its employees to be excellent.


GOVERNMENT REGULATION

The majority of the Company's laser products sold in the United States are classified as Class IV Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration. The same classification system is applied in the European markets. Safety rules are formulated with Deutsche Industrie Norm (i.e., German Industrial Standards) or ISO standards, which are internationally harmonized.

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

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive and semiconductor/electronics industries. We estimate that approximately 65% of our laser sales during fiscal 2002 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Our net sales and results of operations may be materially adversely affected if downturns or slowdowns in the machine tool, automotive, and semiconductor/electronics industries occur in the future.

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

We have experienced and expect to continue to experience some fluctuations in our quarterly results. We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ and the Frankfurt Stock Exchange, to fluctuate, perhaps substantially. Factors which may have an influence on the Company's operating results in a particular quarter include: (i) the timing of the receipt of orders from major customers; (ii) product mix; (iii) competitive pricing pressures; (iv) the relative proportions of domestic and international sales; (v) our ability to design, manufacture and introduce new products on a cost-effective and timely basis; and (vi) the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities. These and other factors make it difficult for us to release precise predictions regarding the results and the development of our business.

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

Other factors that we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by us or our competitors, developments with respect to intellectual property and shortfalls in our operations relative to analysts' expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor/electronics and automotive industries, may adversely affect the market prices of our common stock on the NASDAQ and the Frankfurt Stock Exchange.

A high percentage of our sales are overseas and our results are therefore subject to the impact of exchange rate fluctuations.

Although we report our results in U.S. dollars, approximately 67% of our current sales are denominated in other currencies, including the Euro, British pound, Singapore dollar, Japanese yen, Korean won and Taiwanese NT dollar. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will from time to time pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

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

Our future growth and competitiveness depend upon our ability to develop new and enhanced products to meet market demand and to increase our market share for laser marking and micro products.

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

A large part of our growth strategy depends upon being able to increase substantially our market share for laser marking and micro products, particularly in the United States.

If we are unable to implement our strategy to develop new and enhanced products, in the way described above, we may not be able to increase our revenues. As a result, our business, operating results and financial condition could be adversely affected. No assurance can be given that we will successfully implement our business strategy or that any of the newly developed or enhanced products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-Rofin's Laser Products".

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

In particular, we are currently involved in a proceeding pending before the EPO concerning a notice of an opposition filed by a competitor, which challenges one of the two third-party patents licensed exclusively by us covering certain aspects of our diffusion-cooled CO2 Slab laser. See "Business-Intellectual Property". In the event that the respective competitor succeeds in this proceeding, our business, financial position and results of operations would be materially adversely affected.

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

We currently hold 78 United States and foreign patents on our laser sources, with expiration dates ranging from 2004 to 2019. In addition, 54 patent applications have been filed and are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also "Business - Intellectual Property".

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

Our profitability may be adversely affected by the economic slowdown in the United States, Europe, or the Asia/Pacific region. A recession in these economies could trigger a decline in laser sales to the automotive and semicondutor/electronics industries, and any related weaknesses in their respective currencies could adversely affect consumer demand for our products, the U.S. dollar value of our foreign currency denominated sales, and ultimately our consolidated results of operations.


ITEM 2.     PROPERTIES

The Company's manufacturing facilities include the following:

                           Owned or      Size
Location of Facility        Leased     (sq. ft.)   Primary Activity
------------------------  ----------  -----------  ------------------------
Hamburg, Germany             Owned*     136,489    CO2 lasers,
                                                   solid-state lasers
Starnberg, Germany          Leased       95.043    Laser marking and micro
                                                   products, power supplies
Gunding-Munich, Germany     Leased       65,302    solid-state lasers,
                                                   laser marking products
Plymouth, Michigan          Leased       52,128    CO2 lasers
Kingston upon Hull,
  United Kingdom            Leased       48,485   Low-power CO2 lasers
Aschheim-Munich, Germany    Leased       23,080    CO2 lasers
Boxborough, Massachusetts   Leased       22,000    Laser marking products
Mainz, Germany              Leased       25,254    Diode lasers & components
Overath, Germany            Leased       14,447    Coating of materials
Sakai Atsugi-shi, Japan     Leased        9,763   CO2 lasers
Pamplona, Spain              Owned        7,532    Laser marking systems
Singapore                   Leased        6,026    Laser marking products

* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.

The Kingston upon Hull, United Kingdom facility lease expires in 2007. The Gunding-Munich, Germany facility lease expires in 2005 and 2007, with an optional yearly notice of termination. The leases on its Japanese facilities in Atsugi-shi expire in 2004 with a renewal option for three years. The Mainz, Germany facility lease expires in 2010 and the Overath, Germany facility leases expire in 2003 and 2004 with a renewal option of 5 years.
The Singapore facility lease expires in 2003, with a renewal option for three years. The Starnberg, Germany main facility is leased until 2017 from a member of the Company's board of directors and, includes a clause to terminate the lease contract within a two-year notice period during the contract period. The Aschheim-Munich, Germany facility lease expires in 2010, with a renewal option until 2015. The leases on its U.S. facilities in Boxborough, Massachusetts, and Plymouth, Michigan expire in 2006 and 2013, respectively.

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

ITEM 3.     LEGAL PROCEEDINGS

See "Intellectual Property" for further discussion on outstanding legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 2002.

                                   PART II


ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market, and, since July 2, 2001 also on the German Neuer Markt, under the symbols RSTI and German securities identification number 902757, respectively. The Deutsche Borse has recently decided to reorganize the market segments at the German stock exchange into a prime standard segment and a domestic standard segment. RSTI will apply for the prime standard segment due to the discontinuing of the Neuer Markt. The table below sets forth the high and low sales prices of the Company's common stock for each quarter ended during the last two years as reported by the National Association of Securities Dealers, Inc.:


                                                 Common Trade Prices
                                                ---------------------
        Quarter ended                              High        Low
        ---------------------                   ----------  ---------
        December 31, 2000                        $ 12 2/5    $  6 1/2
        March 31, 2001                           $ 10 7/8    $  7 1/2
        June 30, 2001                            $ 14 1/50   $  8 13/20
        September 30, 2001                       $ 13 1/20   $  7 1/50
        December 31, 2001                        $ 10 1/7    $  7
        March 31, 2002                           $ 11        $  8 1/5
        June 30, 2002                            $ 10 2/3    $  8 7/9
        September 30, 2002                       $  9 2/3    $  6 2/7


At December 20, 2002, the Company had eleven holders of record of its common stock and 11,552,100 shares outstanding. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2002. The information sets forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this annual report.

                                           Year ended September 30,
                                --------------------------------------------
                                  2002     2001     2000     1999     1998
                                -------- -------- -------- -------- --------
                                    (in thousands, except share amounts)
STATEMENT OF INCOME DATA:
Net sales                       $221,948 $220,557 $171,187 $124,024 $117,583
Cost of goods sold               143,128  138,408  106,890   82,230   74,476
Gross profit                      78,820   82,149   64,297   41,794   43,107
SG&A expenses                     46,401   41,841   29,593   23,706   22,315
Amortization expense               3,762    3,653    1,701      341      341
R&D expenses                      13,249   14,798   12,953   11,808    9,960
Special charge                        --      700    2,812       --       --
Income from operations            15,408   21,157   17,238    5,939   10,491
Net interest expense (income)      3,407    3,328      637  (   702)  (  759)
Income before income taxes        12,385   18,177   16,079    6,875   11,799
Net tax expense                    7,384   10,962    8,202    3,242    5,118
Net income                         5,001    7,215    7,877    3,633    6,681
Net income per common
  share - Basic                     0.43     0.62     0.68     0.32     0.58
Net income per common
  share - Diluted                   0.43     0.62     0.68     0.32     0.58
Shares used in computing net
  income per share - Basic        11,552   11,547   11,538   11,527   11,517
Shares used in computing net
  income per share - Diluted      11,592   11,601   11,622   11,527   11,615

OPERATING DATA (as percentage of sales):
Gross profit                       35.5%     37.2%    37.6%   33.7%    36.7%
SG&A expenses                      20.9%     19.0%    17.3%   19.4%    19.3%
R&D expenses                        6.0%      6.7%     7.6%    9.5%     8.5%
Income from operations              6.9%      9.6%    10.1%    4.8%     8.9%
Income before income taxes          5.6%      8.2%     9.4%    5.5%    10.0%


BALANCE SHEET DATA:
Working capital                 $ 81,661 $ 65,407 $ 62,648 $ 73,734 $ 67,119
Total assets                     240,815  227,304  218,414  147,213  143,742
Line of credit and loans          63,135   64,312   74,921   27,271   22,703
Stockholders' equity             108,418   99,051   90,719   90,676   90,765

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. (herein also referred to as "Rofin-Sinar", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

During fiscal year 2002, we realized approximately 53% of revenues from sales and servicing of laser products for macro applications and approximately 47% from sales and servicing of laser products for marking and micro-machining applications.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany for 44.3 million Euro ($40.2 million, at the May 10, 2000 exchange rate) in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million, in fiscal year 2000, to write-off certain of its inventories, which will be discontinued. In September 2001 Baasel Lasertech was transformed into Carl Baasel Lasertechnik GmbH & Co. KG ("CBL"), a limited partnership. The Company and the minority shareholder of CBL are party to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of 6.3 million Euro. Accordingly, the accompanying financial statements present CBL as if it was 100% owned. Effective December 31, 2002, the minority shareholder resigned from the limited partnership. Accordingly, the remaining shares of CBL will be purchased by RSL during fiscal 2003 for the fixed price of 6.3 million Euro.

On February 28, 2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. At the end of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L.. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which have been classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet, as the Company intends to sell these securities in the near term. During the nine months ended September 30, 2002, the Company recorded an unrealised loss of $0.2 million related to such securities.

On June 22, 2001, the shares of the common stock of Rofin-Sinar Technologies, Inc. were admitted to the regulated market (Geregelter Markt) with trading on the Neuer Markt of the Frankfurt Stock Exchange in Germany. The Deutsche Boerse AG has recently decided to reorganize the market segments at the Frankfurt Stock Exchange into a Prime Standard segment and a General Standard segment, and eliminate the Neuer Markt no later than 2004. Effective January 1, 2003, RSTI will be listed in the Prime Standard segment.


Outlook

Management believes that the near term growth in the Company's macro business will be under continued pressure given the current market environment for investment in capital goods. In the Company's marking and micro business management sees some positive developments from the semiconductor and electronics market which should lead to increased sales in the coming quarters. Our diode laser products, which are sold primarily in our macro business, have experienced quality issues that have affected the performance of certain units in the field. As a result, during the periods reported in this annual report on Form 10-K, the Company has incurred additional costs that were higher than anticipated, which had an adverse impact on our gross margin, and therefore our profitability, in these periods. Management expects to achieve improvements on these quality-related issues in its diode laser product line during the next quarters, and has established reserves for the associated costs estimated to be incurred during such period related to products that have been sold prior to September 30, 2002. Management believes that the Company's profitability on future sales of diode laser products may continue to be affected in the near term as these issues are resolved.

Critical Accounting Policies

The Company's significant accounting policies are more fully described in
Note 1 of the consolidated financial statements and footnotes. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

     Allowance for Doubtful Accounts

     The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers' financial condition and liquidity. If the financial condition of the Company's customers were to deteriorate, additional allowances may be required.

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
                                             Fiscal Year Ended September 30,
                                             ------------------------------
                                               2002       2001       2000
                                             --------   --------   --------
Net sales                                      100%        100%      100%
Cost of goods sold                              64%         63%       62%
Gross profit                                    36%         37%       38%
Selling, general and administrative expenses    21%         19%       17%
Research and development expenses                6%          7%        7%
Goodwill amortization                            2%          1%        1%
Special charge                                   0%          0%        2%
Income from operations                           7%         10%       10%
Income before income taxes                       6%          8%        9%
Net income                                       2%          3%        5%


FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales - Net sales of $221.9 million represent an increase of $1.4 million and 0.6%, over the prior year. Net sales decreased $11.8 million, or 7%, in Europe/Asia and increased $13.2 million, or 29%, in the United States, as compared to the prior year. The U.S. dollar weakened against foreign currencies, which had a favorable effect on net sales of $4.3 million. Net sales of laser products for macro applications increased by 10% to $117.3 million, over the prior year, primarily due to a result of higher macro laser shipments to the machine tool industry. Net sales of lasers for marking and micro applications decreased by 8% to $104.6 million compared to fiscal 2001, mainly as a result of lower marking laser shipments to the semiconductor and electronic industry.

Gross Profit - The Company's gross profit of $78.8 million decreased by $3.3 million and 4%, over the prior year. As a percentage of sales gross profit decreased from 37% to 36%. The lower percentage margin in fiscal 2002 was primarily a result of the overall change in product mix and higher than anticipated costs in our laser diode related high power laser products.
Gross profit was favorably affected by $0.4 million in fiscal 2002 due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $4.6 million or 11% to $46.4 million, compared to fiscal 2001 primarily due to additional legal expenses to settle the outstanding patent infringement case ($2.3 million,) and a write off and an increase in the allowance for bad debts ($1.1 million), as a result of some large customers declaring bankruptcy in the current year. As a percentage of net sales selling, general and administrative expenses increased from 19% to 21%. Selling, general and administrative expenses were unfavorably affected by $0.9 million in fiscal 2002 due to the weakening of the U.S. dollar.

Research and Development - The Company spent net $13.2 million on research and development, this represents a decrease of 10% or $1.5 million over fiscal 2001. Gross research and development expenses for fiscal 2002 and 2001 were $14.3 million and $16.0 million, respectively, and were reduced by $1.1 million and $1.2 million of government grants during the respective periods. Research and development expenses were unfavorably affected by $0.4 million in fiscal 2002 due to the weakening of the U.S. dollar.

Income Tax Expense - Income tax expense of $7.4 million in fiscal 2002 and $11.0 million in fiscal 2001 represent effective tax rates of 59.6% and 60.3%, respectively. The effective tax rate exceeds the actual statutory rate (which ranges from 30% to 46%) principally to minority interest and other permanent differences, non-deductible goodwill amortization and increases in the deferred tax asset valuation allowance, offset by the effect of changes in the tax law in the U.S.

Net Income - As a result of the foregoing factors, the Company's net income of $5.0 million ($0.43 per diluted share) in fiscal 2002 decreased by $2.2 million over the prior year's net income of $7.2 million ($0.62 per diluted share). As an effect of currency translation, net income decreased by $1.2 million, or 19%, of fiscal 2002 net income.


FISCAL 2001 COMPARED TO FISCAL 2000

Net Sales - Net sales of $220.6 million represent an increase of $49.4 million and 29%, over the prior year. The increase is a result of the Baasel Lasertech being included in the financial results for the entire fiscal year. Net sales increased $46.3 million, or 36%, in Europe/Asia and an increase of $3.1 million, or 7%, in the United States, as compared to the prior year.
The U.S. dollar strengthened against foreign currencies, which had an unfavorable effect on net sales of $14.1 million. Net sales of laser products for macro applications increased by 12% to $106.6 million, over the prior year. The Baasel Lasertech acquisition accounted for $7.9 million, or 69% of the increase in net sales of laser macro products. Net sales of lasers for marking and micro applications increased by 50% to $114.0 million compared to fiscal 2000. In fiscal 2001, $41.4 million of the increase in marking and micro revenue was due to the Baasel Lasertech acquisition, which was offset by a lower demand for laser markers in the semiconductor and electronics industry by $3.4 million.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity at September 30, 2002 were cash and cash equivalents of $20.3 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $29.0 million (translated at the applicable exchange rate at September 30, 2002). As of September 30, 2002, $12.7 million was outstanding under the Deutsche Bank facility and $11.4 million under other lines of credit. Therefore, $29.9 million is unused and available under Rofin's lines of credit.

Additionally, the Company has outstanding long-term debt with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At September 30, 2002, $39.0 million was outstanding under this credit agreement.

Cash and cash equivalents increased by $6.8 million during fiscal 2002. Approximately $16.2 million in cash and cash equivalents were provided by operating activities, primarily as the result of net income and the increase of non-cash items as well as the decrease in working capital.

Uses of cash from investing activities totaled $3.5 million for the year ended September 30, 2002 and related primarily to various additions to property and equipment in connection with the expansion of the Company's operations ($4.5 million) partially offset by the cash proceeds of the sale of the medical laser business ($0.9 million).

Net cash used in financing activities totaled $5.8 million and was primarily related to current period repayments of bank debt.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet our capital requirements and operational needs at least through 2003.


Currency Exchange Rate Fluctuations

Although the Company reports its' Consolidated Financial Statements in U.S. dollars, approximately 67% of its sales are denominated in other currencies, primarily European euro, British pound, Singapore dollar, Dutch guilder, Taiwanese dollar, Korean won and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to United States dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity had the effect of decreasing total equity by $6.2 million at September 30, 2002 as compared to $10.6 million at September 30, 2001.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 2002, 2001 and 2000 net sales, gross profit and income from operations.

                     ----------------- ----------------- -----------------
                        Fiscal 2002      Fiscal 2001       Fiscal 2000
                     ----------------- ----------------- -----------------
                              At 2001           At 2000           At 1999
                              Exchange          Exchange          Exchange
                      Actual   Rates    Actual   Rates    Actual   Rates
                     -------- -------- -------- -------- -------- --------
                                         (in millions)

Net sales             $221.9  $ 217,6  $ 220.6  $ 234.7  $ 171.2  $ 184.5
Gross profit            78.8     78,4     82.1     86.4     64.3     69.4
Income from operations  15.4     16.3     21.2     21.9     17.2     19.5

Between fiscal 2002 and 2001, the Euro yearly average strengthened against the U.S. dollar by approximately 3.6%. The impact of this weakening was to increase net sales and gross profit by $4.3 and $0.4, respectively and decrease income from operations by $0.9 million.

Between fiscal 2000 and 2001, the Euro yearly average weakened against the U.S. dollar by approximately 8.2%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $14.1, $4.3 and $0.7 million, respectively.


Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangibles", under which goodwill will no longer be subject to amortization, but will be subject to an annual impairment test. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Statement No. 142 was adopted by the Company on October 1, 2002. At the date of adoption, the Company's balance sheet included goodwill and other intangible assets of $49.7 million. Subsequent to adoption of Statement 142, amortization of
goodwill (which totaled $3.8 million in fiscal 2002) will be ceased.   The
Company has until March 31, 2003 to complete an analysis to determine whether an indication exists that goodwill may be impaired. However, management currently believes that the adoption of the impairment provisions of Statement No. 142 will not result in the recognition of any transitional impairment losses which would be reflected as the cumulative effect of a change in accounting principle.

FASB Statement No. 143, "Accounting for Asset Retirement Obligations" will be effective for financial statements issued in the Company's fiscal year 2003. This statement requires that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Management believes that the adoption of Statement No. 143 will have no impact on the Company's financial position or results of operations, as of the date of adoption.

FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was adopted by the Company as of October 1, 2002. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuation of such assets. Management believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations, as of the date of adoption.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires increased disclosures regarding certain guarantees and requires the recognition at fair value in the balance sheet of certain guarantees. Interpretation No. 45 is required to be adopted by the Company for financial statements issued in the Company's fiscal year 2003.
Management believes that the adoption of this interpretation will not have a material effect on the Company's financial position or results of operations, as of the date of adoption.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes Emerging Issues Task Force Issue No. 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and its adoption will have no impact on the Company's historical consolidated financial position, results of operations or cash flows.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of September 30, 2002, the Company maintained a cash equivalents portfolio of $6.7 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million, accordingly.

At September 30, 2002, the Company had $16.6 million of six months adjusted interest rate debt, $18.1 million of annually adjusted interest rate debt and $28.4 million of fixed rate debt of which $22.5 million is due in 2003, $10.7 million is due in 2004, $4.6 million is due in 2005 and $25.3 million in 2006. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.1 million.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2002, the Company held Japanese yen forward contracts with notional amounts of 1.5 million Euro and Euro forward exchange options with notional amounts of $0.8 million. The gains or losses resulting from a 10% change in currency exchange rates would not be material. Additionally, the Company entered into a currency and interest swap agreement of notional amount 8 million French Francs to minimize the interest expense on long-term loan.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None



                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders to be held in March 2003, and is incorporated by reference herein.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is included in the "Executive Compensation and Related Information" section of the Company's Proxy Statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders to be held in March 2003, and is incorporated by reference herein.

Additional Information according to Rules and Regulations Neuer Markt

The following table sets forth information as of September 30, 2002, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director. To the Company's knowledge, each of the directors has sole voting and investment power with respect to the shares of common stock he owns.

                         Number of Shares of         Number of     Percentage
                             Common Stock           Excercisable       of
 Name                    Beneficially Owned (1)    Options Owned    Class
 ------------------      ------------------------  -------------    --------

 Peter Wirth                     3,300                  118,000        *
 Gunther Braun                   6,000                   70,000        *
 Carl F. Baasel                 42,000                    2,000        *
 William R. Hoover (1)          40,500                       --        *
 Ralph E. Reins (1)             15,500                       --        *
 Gary K. Willis (1)             14,000                       --        *
 All directors and
  Executive officers
  as a group (6 persons)       121,30	0                   190,000       1%

* Less than one percent of class.
(1) Outside, non-executive directors


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's Proxy Statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders to be held in March 2003, and is incorporated by reference herein.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 2003 Annual Meeting of Stockholders to be held in March 2003, and is incorporated by reference herein.

ITEM 14. CONTROLS AND PROCEDURES

In the 90-day period before the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective for the Company, taking into consideration the size and nature of the Company's business and operations.

No significant changes in the Company's internal controls or in other factors were detected that could significantly affect the Company's internal controls subsequent to the date when the internal controls were evaluated.

                                   PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.    1. Consolidated Financial Statements

         The following financial statements are filed as part of this annual report.

         Independent Auditors' Report                                   F-1

         Consolidated Balance Sheets as of September 30, 2002 and 2001  F-2

         Consolidated Statements of Operations for the years ended
         September 30, 2002, 2001, and 2000                             F-3

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the years ended
         September 30, 2002, 2001, and 2000                             F-4

         Consolidated Statements of Cash Flows for the years ended
         September 30, 2002, 2001, and 2000                             F-5

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

b.    Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the fiscal year.

c.    Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

3.1 Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

EXHIBIT
NUMBER     DESCRIPTION
-------  -------------------------------------------------------------------
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

EXHIBIT
NUMBER     DESCRIPTION
-------  -------------------------------------------------------------------
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


Date:   December 20, 2002            ROFIN-SINAR TECHNOLOGIES INC.

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

      SIGNATURE                      TITLE                     DATE
---------------------    -----------------------------    -----------------

/s/  Peter Wirth         Chairman of the Board of         December 20, 2002
---------------------    Directors, Chief Executive
     Peter Wirth         Officer and President


/s/  Gunther Braun       Executive Vice President,        December 20, 2002
---------------------    Finance and Administration,
     Gunther Braun       Chief Financial Officer,
                         Principal Accounting Officer
                         and Director

/s/  William Hoover      Director                         December 20, 2002
---------------------
     William Hoover

/s/  Ralph Reins         Director                         December 20, 2002
---------------------
     Ralph Reins

/s/  Gary Willis         Director                         December 20, 2002
---------------------
     Gary Willis

/s/  Carl F. Baasel      Director                         December 20, 2002
---------------------
     Carl F. Baasel

CERTIFICATIONS

I, Peter Wirth, Chairman of the Board of Directors and Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K of Rofin-Sinar Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   December 20, 2002

                                                /s/  Peter Wirth
                                         -------------------------------
                                                     Peter Wirth

                                         Chairman of the Board, Chief
                                         Executive Officer and President

CERTIFICATION

I, Gunther Braun, Executive Vice President, Finance and Administration, Chief Financial Officer, Principal Accounting Officer and Director, certify that:

1. I have reviewed this annual report on Form 10-K of Rofin-Sinar Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   December 20, 2002

                                                /s/  Gunther Braun
                                         -------------------------------
                                                     Gunther Braun

                                         Executive Vice President,
                                         Finance and Administration,
                                         Chief Financial Officer,
                                         Principal Accounting Officer
                                         and Director

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Detroit, Michigan
November 1, 2002

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                                           September 30,
                                                     -----------------------
                                                         2002        2001
                                                     ----------   ----------
ASSETS
Current Assets:
    Cash and cash equivalents                        $  20,312    $  13,487
    Accounts receivable, trade                          59,772       57,445
    Less allowance for doubtful accounts              (  1,498)    (  2,033)
                                                     ----------   ----------
        Trade accounts receivable, net                  58,274       55,412

    Accounts receivable, related party                      66          560
    Other accounts receivable                            2,093        1,973
    Investment in marketable equity securities             829           --
    Inventories (note 2)                                74,290       70,328
    Prepaid expenses                                       835        1,115
    Deferred income tax assets - current (note 9)        7,193        6,375
                                                     ----------   ----------
         Total current assets                          163,892      149,250

Property and equipment, at cost (note 3)                48,667       44,664
    Less accumulated depreciation                     ( 23,978)    ( 21,818)
                                                     ----------   ----------
         Property and equipment, net                    24,689       22,846

Deferred income tax assets - noncurrent (note 9)         1,968        3,279
Goodwill, net (note 4)                                  49,722       51,445
Other assets                                               544          484
                                                     ----------   ----------
         Total assets                                $ 240,815    $ 227,304
                                                     ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Line of credit and short term borrowings
        (notes 6 and 7)                              $  22,544    $  27,528
    Accounts payable, trade                             12,798       12,325
    Accounts payable to related party (note 12)          7,830        6,349
    Income taxes payable (note 9)                        5,699        5,133
    Deferred income tax liabilities - current (note 9)   1,920        1,155
    Accrued liabilities (note 5)                        31,440       31,353
                                                     ----------   ----------
        Total current liabilities                       82,231       83,843

Long-term debt (notes 6 and 7)                          40,591       36,784
Pension obligations (note 10)                            6,026        5,120
Deferred income tax liabilities - noncurrent (note 9)    2,036        1,399
Minority interests                                       1,218          859
Other long-term liabilities                                295          248
                                                      ---------    ---------
        Total liabilities                              132,397      128,253

Commitments and contingencies (note 8)
Stockholders' equity:
    Preferred stock, 5,000,000 shares authorized,
        none issued or outstanding                          --           --
    Common stock, $0.01 par value, 50,000,000 shares
        authorized, 11,551,800 (11,546,500 at
        September 30, 2001) shares issued
        and outstanding                                     115         115
    Additional paid-in capital                           76,156      76,123
    Retained earnings                                    39,361      34,360
    Accumulated other comprehensive loss               (  7,214)   ( 11,547)
                                                      ----------  ----------
        Total stockholders' equity                      108,418      99,051
                                                      ----------  ----------
        Total liabilities and stockholders' equity    $ 240,815   $ 227,304
                                                      ==========  ==========

See accompanying notes to consolidated financial statements

               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
             (dollars in thousands, except per share amounts)

                                                  Years ended September 30,
                                              -------------------------------
                                                 2002       2001       2000
                                              ---------- ---------- ---------
Net sales                                     $ 221,948  $ 220,557 $ 171,187
Cost of goods sold                              143,128    138,408   106,890
                                              ---------- ---------- ---------
     Gross profit                                78,820     82,149    64,297
                                              ---------- ---------- ---------

Selling, general, and administrative expenses    46,401     41,841    29,593
Research and development expenses                13,249     14,798    12,953
Goodwill amortization                             3,762      3,653     1,701
Special charges (note 1)                             --        700     2,812
                                              ---------- ---------- ---------
     Income from operations                      15,408     21,157    17,238

Other expense (income):
     Interest, net (note 12)                      3,407      3,328       637
     Minority interest                              772        688       757
     Miscellaneous                             (  1,156)  (  1,036)  (   235)
                                              ---------- ---------- ---------
         Total other expense (income), net        3,023      2,980     1,159
                                              ---------- ---------- ---------
         Income before income taxes              12,385     18,177    16,079

Income tax expense (note 9)                       7,384     10,962     8,202
                                              ----------  --------- ---------
         Net income                           $   5,001   $  7,215  $  7,877
                                              ==========  ========= =========

Net income per share (note 11):
Basic                                         $    0.43   $   0.62  $   0.68

Diluted                                       $    0.43   $   0.62  $   0.68
                                              ==========  ========= =========

Weighted average shares used in computing net income per share (note 11):

Basic                                        11,551,800 11,546,500 11,538,200

Diluted                                      11,591,505 11,600,648 11,621,889
                                             ========== ========== ==========


See accompanying notes to consolidated financial statements

                   ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 Years ended September 30, 2000, 2001, and 2002
                             (dollars in thousands)
                                                                                            Accumulated
                                              Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 1999               $     115   $   75,956     $   19,268    $  ( 4,663)    $  90,676
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --       ( 7,927)     (  7,927)
  Net income                                        --           --          7,877            --         7,877
                                                                                                   ------------
Total comprehensive income (loss)                                                                          (50)

Common stock issued in connection with
     stock incentive plans                          --           93             --            --            93
                                          	 ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2000               $     115   $   76,049    $    27,145    $ ( 12,590)    $  90,719

  Comprehensive income:
  Cumulative effect of change in
      Accounting principle                                                               (   188)     (    188)
  Fair value of interest swap agreement             --           --             --       (   783)     (    783)
	  Foreign currency translation adjustment           --           --             --         2,014         2,014
  Net income                                        --           --          7,215           --          7,215
                                                                                                   ------------
Total comprehensive income (loss)                                                                        8,258

Common stock issued in connection with
     stock incentive plans                          --           74             --           --             74
                                          	 ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2001               $     115   $   76,123     $   34,360    $ ( 11,547)    $  99,051











                   ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                  (CONTINUED)
                 Years ended September 30, 2000, 2001, and 2002
                             (dollars in thousands)
                                                                                            Accumulated
                                              Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------

BALANCES at September 30, 2001               $     115   $   76,123     $   34,360    $ ( 11,547)    $  99,051
  Comprehensive income:
  Fair value of interest swap agreement             --           --             --       (    80)     (     80)
	  Foreign currency translation adjustment           --           --             --         4,413         4,413
  Net income                                        --           --          5,001            --         5,001
                                                                                                   ------------
Total comprehensive income (loss)                                                                        9,334

Common stock issued in connection with
     stock incentive plans                          --           33             --           --             33
                                          	 ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2002               $     115   $   76,156    $    39,361       ( 7,214)    $ 108,418
                                           ============  ============  ============  ============  ============














See accompanying notes to consolidated financial statements

              ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                        (dollars in thousands)


                                                    Years ended September 30,
                                                   --------------------------
                                                    2002      2001     2000
                                                   -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 5,001  $ 7,215  $ 7,877
  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
    Depreciation and amortization                    7,496    7,186    4,883
    Issuance of restricted stock                        27       43       33
    Provision for doubtful accounts                (   635) (     7)     672
    Unrealized loss from securities                    181       --       --
    Exchange rate gains                            (   933) ( 1,005)     384
    Loss on disposal of property and equipment          99      127      115
    Gain on sale of medical business               (   718)      --       --
    Deferred income taxes                            1,618      858  (   864)
    Increase in minority interest                      772      688      757
    Change in operating assets and liabilities:
       Trade accounts receivable                       909  ( 2,795) (14,256)
       Other accounts receivable                       556      194  (   375)
       Inventories                                     313  (11,293) ( 5,650)
       Prepaid expenses and other                      212  (   472) (    56)
       Accounts payable                              1,262    2,371    4,718
       Income taxes payable                          1,055      456    3,769
       Accrued liabilities and pension obligations ( 1,060)   5,555    4,076
                                                   -------- -------- --------
          Net cash provided by operating
              activities                            16,155    9,121    6,083
                                                   -------- -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment              ( 4,547) ( 4,685) ( 3,923)
  Proceeds from the sale of property and equipment     143      105      186
  Proceeds from the sale of business                   938       --       --
  Acquisition of business, net of cash acquired         --  ( 2,565) (38,041)
                                                   -------- -------- --------
          Net cash used in investing activities    ( 3,466) ( 7,145) (41,778)
                                                   -------- -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from bank                               5,503   48,538   51,683
  Repayments to bank                               (10,834) (65,743) (18,899)
  Repayments to related party                           --       --  ( 3,461)
  Payment to subsidiary's minority shareholders    (   435) (   608) (   419)
  Other                                                  6       43       89
                                                   -------- -------- --------
          Net cash provided by (used in)
                  financing activities             ( 5,760) (17,770)  28,993
                                                   -------- -------- --------

Effect of foreign currency translation on cash     (   104)     308  ( 1,130)
                                                   -------- -------- --------
Net increase (decrease)
  in cash and cash equivalents                       6,825  (15,486) ( 7,832)
Cash and cash equivalents at beginning of year      13,487   28,973   36,805
                                                  -------- -------- ---------
Cash and cash equivalents at end of year          $ 20,312 $ 13,487 $ 28,973
                                                  ======== ======== =========

Cash paid during the year for interest            $  3,105 $  3,924 $  2,217
                                                  ======== ======== =========
Cash paid during the year for income taxes        $  1,468 $  5,412 $  4,954
                                                  ======== ======== =========


See accompanying notes to consolidated financial statements

             ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    September 30, 2000, 2001, and 2002
                         (dollars in thousands)

1.  SUMMARY OF ACCOUNTING POLICIES

(a) Description of the Company and Business

The primary business of Rofin is to develop, manufacture and market industrial lasers and supplies used for material processing applications. The majority of the Company's customers are in the machine tool, automotive, semiconductor/electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2002 and 2001, Rofin generated approximately 69% and 71%, respectively of its revenues from the sale of new lasers and laser systems and approximately 31% and 29%, respectively, from aftermarket support for the Company's existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin" or "RSTI" or "the Company") and its wholly owned subsidiaries. Rofin consists of Rofin-Sinar Inc. ("RSI") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999 owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 80% of Dilas Diodenlaser GmbH ("Dilas"), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 71% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 83% of Rofin-Baasel Espana S.L.("RBE"), 100% of Rofin-Baasel Taiwan Ltd.(formed on July 1, 2002) and 100% of Rofin-Baasel Korea Co., Ltd. (formed on July 22, 2002).

RSL includes the consolidated accounts of its 51% owned subsidiary Rofin-Marubeni Laser Corporation (a Japanese corporation - "Rofin-Marubeni"); its 100% owned subsidiaries Rasant-Alcotec Beschichtungstechnik GmbH ("Rasant"); CBL Verwaltungsgesellschaft mbH; and its 90.01% owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. ("CBL").

CBL includes the consolidated accounts of its wholly owned subsidiaries Rofin-Baasel Inc. ("RBI"), Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

All significant intercompany balances and transactions have been eliminated in consolidation.

On June 22, 2001, the shares of the common stock of Rofin-Sinar Technologies, Inc. were admitted to the regulated market (Geregelter Markt) with trading on the Neuer Markt of the Frankfurt Stock Exchange in Germany. The Deutsche Borse AG has recently decided to reorganize the market segments at the Frankfurt Stock Exchange into a prime standard segment and a domestic standard segment, and eliminate the Neuer Markt no later then fiscal year 2004. RSTI will apply to be listed in the prime standard segment.

(b) Acquisitions and Dispositions

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities, which have been classified as trading securities, as the company intends to sell these securities in the near term. The Company recorded an unrealized loss of $0.2 million related to such securities during fiscal year 2002.

On February 28, 2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. Goodwill and other intangibles, resulting from the acquisition, were $2.1 million and are being amortized over a period of 15 years. At the end of June 2001, Z-Laser S.A. was merged into RBE. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary. The Company and the minority shareholder are parties to a put/call option agreement for the remaining 17% of share capital held by the minority shareholder for a fixed price of 0.9 million Euro ($889) (see note 12). Accordingly, the accompanying financial statements present RBE as if it was 100% owned.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary RSL for 44.3 million Euro ($40.2 million, at the May 10, 2000 exchange rate) in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. In connection with the acquisition and integration of Baasel Lasertech into the Company's operations, including the consolidation of certain product lines, RSTI has recorded a special charge of $2.8 million to write-off certain of its inventories, which will be discontinued. In September 2001, Baasel Lasertech was transformed into CBL, a limited partnership. The Company and the minority shareholder of CBL are party to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of 6.3 million Euro ($6,186) (see note 12). Accordingly, the accompanying financial statements present CBL as if it was 100% owned. Effective December 31, 2002 the minority shareholder resigned from the limited partnership. Accordingly, the remaining shares of CBL will be purchased by RSL during 2003 for the fixed price of 6.3 million Euro.


(c) Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less as well as taxable and tax-exempt variable rate demand obligations, which are redeemable upon a five day minimum notice. Interest income was $365, $1,112, and $2,354 for the years ended September 30, 2002, 2001, and 2000, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.


(f) Goodwill

Goodwill, which represents the excess of purchase price over the fair value of the net assets acquired, in a purchase business combination, is amortized on a straight-line basis over 15 years. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flow using a discount rate reflecting the Company's average cost of funds. The Company believes that no impairment exists at September 30, 2002.

(g) Revenue Recognition and Accounts Receivable Valuation

Revenues are generally recognized upon delivery of product or the rendering of services, when the sales price is fixed or determinable, and when collectibility is reasonably assured. Specifically, product revenues are recorded at the time of delivery or factory acceptance by the customer. Spare parts sales are recorded at the time of shipment and service revenues are recognized when performed. Maintenance service contracts are billed in advance as deferred revenue and are recognized over the term of the service contract.

The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers' financial condition and liquidity. If the financial condition of the Company's customers were to deteriorate, additional allowances may be required.


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

The Company's estimate of costs to fulfill it's warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required.

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


(l) Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and fair value of interest rate swap agreements and is presented in the consolidated statements of stockholders' equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

                                                       September 30,
                                                ------------------------
                                                   2002           2001
                                                -----------    -----------
         Foreign currency translation
            adjustment                          $ (  6,163)    $ ( 10,576)
         Fair value of interest swap
            agreements (net of tax effect
            of $634 in 2002 and $614 in
            2001)                                 (  1,051)      (    971)
                                                -----------    -----------
         Total accumulated other
            comprehensive income                $ (  7,214)    $ ( 11,547)
                                                ===========    ===========


(m) Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $1,077, $1,221, and $1,377 received for the years ended September 30, 2002, 2001, and 2000, respectively. The Company has no future obligations under such grants.

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

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." require that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their respective fair values and that changes in the derivative instruments' fair value be recognized in earnings. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

Interest differentials resulting from interest rate swap agreements designated as hedges of the Company's financial liabilities are recorded on an accrual basis as an adjustment to interest expense.

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2002, the Company held Japanese yen forward contracts with notional amounts of 1.5 million Euro, and Euro forward exchange options with notional amounts of $0.8 million.

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

2.  INVENTORIES

Inventories are summarized as follows:
                                                       September 30,
                                                  ----------------------
                                                     2002         2001
                                                  ---------    ---------
         Finished goods                           $ 11,188     $  7,612
         Work in progress                           20,255       19,975
         Raw materials and supplies                 20,169       18,430
         Demo inventory                              6,548        9,325
         Service parts                              16,130       14,986
                                                  ---------    ---------
         Total inventories, net                   $ 74,290     $ 70,328
                                                  =========    =========


3.  PROPERTY AND EQUIPMENT

Property and equipment include the following:
                                                       September 30,
                                                  ----------------------
                                                     2002         2001
                                                  ---------    ---------
         Buildings                                $ 18,985     $ 17,671
         Technical machinery and equipment          11,626       10,251
         Furniture and fixtures                      8,975        7,851
         Computers and software                      5,189        5,048
         Leasehold improvements                      3,892        3,843
                                                  ---------    ---------
         Total property and equipment, at cost    $ 48,667     $ 44,664
                                                  =========    =========


4.  GOODWILL

Goodwill, net is as follows:

                                                      September 30,
                                                  ----------------------
                                                     2002         2001
                                                  ---------    ---------
         Goodwill                                 $ 60,078     $ 57,571
         Accumulated amortization                   10,356        6,126
                                                  ---------    ---------
         Total goodwill, net                      $ 49,722     $ 51,445
                                                  =========    =========

5.  ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

                                                       September 30,
                                                  ----------------------
                                                     2002        2001
                                                  ---------    ---------
         Employee compensation                    $  9,039     $  8,577
         Warranty reserves                          10,036        9,717
         Other taxes payable                           289          869
         Customer deposits                           3,202        4,738
         Other                                       8,874        7,452
                                                  ---------    ---------
         Total accrued liabilities                $ 31,440     $ 31,353
                                                  =========    =========


6.  LINE OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2002 and 2001, $12,703 and $14,161, respectively, were outstanding under this loan facility as a result of borrowings by RSL, Rofin-Marubeni, Rofin-Baasel Italiana S.r.L., Rasant, Rofin-Sinar UK Ltd., Dilas and Rofin-Baasel Singapore Pte. Ltd. at an average fixed interest rate of 3.5% for fiscal 2002 and 4.2% for fiscal 2001.

In addition, the Company's non-U.S. subsidiaries have several lines of credit, which allow them to borrow in the applicable local currency. At September 30, 2002 and 2001, direct borrowings under these agreements totaled $5,286 and $9,098, respectively. The remaining unused portion of the lines of credit, at September 30, 2002, was $16,031, in aggregate. Fixed interest rates vary from 1.1% up to 6.15%, depending upon the country and usage of the available credit.

The short-term portion of the refinancing of the acquisition of CBL and its existing debt ($4,555) is included in the caption "line of credit and short-term borrowings" (see note 7) in the accompanying consolidated balance sheet.


7.  LONG-TERM DEBT

Dilas and RSL maintain additional long-term credit facilities of $7.5 million, which expire in 2004. Rasant maintains a long term credit facility of $143 that expires in 2009. As of September 30, 2002, $6,156 was borrowed against such facilities at an average interest rate of 4.6%. As of September 30, 2001, Rasant and Rofin-Baasel France S.A. had long-term credit facilities of $752 and $489 borrowed against such facilities at an average interest rate of 6.3%.

On December 15, 2000, the Company refinanced its existing credit facilities for the financing of the acquisition and the assumption of the debt of CBL. As of September 30, 2002, two separate notes aggregating $38,990 were outstanding under these credit facilities, bearing interest at the six-month Euribor rate. Maturities of these loans are as follows: $4,555 in 2003, $4,556 in 2004, $4,556 in 2005 and $25,323 in 2006. Based on the above maturities, $4,555 has been included in the caption "line of credit and short-term borrowings" in the accompanying consolidated balance sheet (see note 6).

The Company has entered into certain swap arrangements to hedge the risk of changes in future cash flows due to the variable rate basis of the long term debt and to reduce the Company's overall cost of borrowing. At September 30, 2002, the following swap arrangements were outstanding: $10,456 notional amount converted to a variable rate of six-month United States dollar LIBOR; $27,752 notional amount converted to fixed rates ranging from 6.46% to 6.73%; and $5,318 notional amount subject to a Swiss Franc cross-currency swap agreement based on six-month Swiss Franc LIBOR.


8.  LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017. The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2002 are:

        Fiscal Year Ending September 30,              Total
        --------------------------------             --------
        2003                                        $  3,986
        2004                                           3,350
        2005                                           2,480
        2006                                           1,823
        2007 and thereafter                            5,250

Rent expense charged to operations for the years ended September 30, 2002, 2001, and 2000, approximated $3,959, $3,373, and $2,857, respectively.

9.  INCOME TAXES

Income before income taxes is attributable to the following geographic regions:
                                                 Years ended September 30,
                                              ------------------------------
                                                 2002       2001      2000
                                              ---------  --------  ---------
         United States                        $  1,170  $ (   515) $( 2,250)
         Germany                                 8,830     15,512    16,341
         France                                     98        800       728
         Italy                                     593        646       190
         Japan                                     330        361       534
         United Kingdom                          1,078        848       376
         Other                                     286        525       160
                                              ---------  --------- ---------
         Total income before income taxes     $ 12,385   $ 18,177  $ 16,079
                                              =========  ========= =========

The provision for income tax expense is comprised of the following amounts:

                                                Years ended September 30,
                                             -------------------------------
                                                2002       2001       2000
                                             ---------   --------  ---------
     Current:
         United States                        $(    4)   $    34    $   350
         Foreign                                5,770     10,071      8,914
                                              --------   --------- ---------
              Total current                     5,766     10,104      9,264
                                              --------   --------- ---------
     Deferred:
         United States                            392        795     (  736)
         Foreign                                1,226         63     (  326)
                                              --------   --------- ---------
              Total deferred                    1,618        858     (1,062)
                                              --------   --------- ---------
              Total income tax expense        $ 7,384    $10,962    $ 8,202
                                              ========   ========= =========

Statutory tax rates in the U.S., U.K., Italy, France, Spain, the Netherlands, Singapore and Japan approximate 34%, 30%, 40.25%, 34.33%, 35%, 35%, 22% and
45.53%, respectively. German corporate tax law applies the imputation system with regard to the taxation of the income of a corporation (such as RSL, CBL, WBL and Dilas). In general, retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 25% and a surcharge of 5.5% on the federal corporate income tax amount.

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 34% is as follows:

                                                 --------------------------
                                                  Years ended September 30,
                                                 --------------------------
                                                   2002     2001     2000
                                                 -------- -------- --------
     Computed "expected" tax expense             $ 4,211  $ 6 180  $ 5,467
     Difference between U.S. and foreign
         statutory rates                             588    1,612    1,786
     Non-deductible goodwill amortization            661      928      534
     Minority interest and other permanent
         differences                               1,183      599       --
     Change in tax law                            (  486)      --       --
     Adjustment of Valuation allowance               489    1,268      573
     Adjustment of prior-year tax estimates          248       22    ( 191)
     Other                                           490      353       33
                                                 -------- -------- --------
     Actual tax expense                          $ 7,384  $10,962  $ 8,202
                                                 ======== ======== ========

The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:

                                                       September 30,
                                                  ----------------------
                                                     2002        2001
                                                  ---------    ---------
    Deferred tax assets:
        Foreign
            German reorganization benefits         $    --        $  85
            Net operating loss carryforwards           199          561
            Pension accrual                            390          303
            Inventory                                2,198        1,993
            Other, net                                 264          826
                                                  ---------    ---------
               Total Foreign                         3,051        3,768
        United States:
            Net operating loss carryforwards         3,995        3,863
            Property & equipment                        48          222
            Warranty accrual                           565          580
            Inventory                                2,429        2,350
            Allowance for bad debt                     175          308
            Pension accrual                            161          175
            Other                                    1,885        1,636
                                                  ---------    ---------
               Total United States                   9,258        9,133

           Gross deferred tax assets                12,309       12,901
           Less:  Valuation allowance              ( 3,625)     ( 3,146)
                                                  ---------    ---------
               Net deferred tax assets               8,684        9,755
                                                  ---------    ---------

                                                       September 30,
                                                  ----------------------
                                                     2002        2001
                                                  ---------    ---------
     Deferred tax liabilities:
         Foreign:
            Property & equipment                   ( 1,621)     ( 1,340)
            Accrued liabilities                    (    26)     (   155)
            Allowance for bad debt                 (   239)     (   348)
            Valuation of accounts payable          (   946)     (   397)
            Other                                  (   647)     (   415)
                                                  ---------    ---------
               Total Foreign                       ( 3,479)     ( 2,655)
                                                  ---------    ---------
            Net deferred income tax assets         $ 5,205      $ 7,100
                                                  =========    =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2002. At September 30, 2002, the Company had established a valuation allowance related to net operating loss carryforwards at RBI due to uncertainly regarding RBI's ability to generate future taxable income required to utilize these carryforwards. The valuation allowance increased in fiscal 2002 by $479 due to increases in the net operating loss carryforward.

At September 30, 2002, the Company has net operating loss carryforwards available of $9,492 in the United States (which expire beginning in 2005) and $705 in Germany (which has no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under Section 382 of the Internal Revenue Code.

The Company has not recorded deferred income taxes applicable to undistributed earnings of its foreign subsidiaires' operations as all such earnings are deemed to be indefinitely reinvested in those operations.


10.  EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL and RSI employees. The Company's U.S. plan began in fiscal 1995 and is funded. As is the normal practice with German companies, the German pension plan is unfunded. Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan.

The following table sets forth the funded status of the plans at the balance sheet dates:
                                                        September 30,
                                                   ----------------------
                                                      2002         2001
                                                   ---------    ---------
   Change in benefit obligation:
   Benefit obligation at beginning of year         $  7,575     $  6,674
   Service cost                                         613          551
   Interest cost                                        487          451
   Actuarial (gains) and losses                      (  362)     (   135)
   Foreign exchange rate changes                        350          178
   Benefits paid                                     (  102)     (   144)
                                                   ---------    ---------
   Benefit obligation at end of year                  8,561        7,575
                                                   ---------    ---------
   Change in plan assets:
   Fair value of plan assets at beginning of year     2,067        2,654
   Actual return on plan assets                     (   165)     (   484)
   Employer contributions                               279           --
   Benefits paid                                    (    78)     (   103)
                                                   ---------    ---------
   Fair value of plan assets at end of year           2,103        2,067
                                                   ---------    ---------
   Funded status                                    ( 6,458)     ( 5,508)
   Unrecognized net actuarial loss (gain)               218          111
   Unrecognized prior service cost                      214          277
                                                   ---------    ---------
   Accrued benefit cost                            $( 6,026)    $( 5,120)
                                                   =========    =========
   Discount rate:
       United States                                   7.0%         7.5%
       Foreign                                         5.7%         6.0%
   Expected return on plan assets -
       United States only                              7.5%         8.0%
   Rate of compensation increase
       United States                                   4.0%         6.0%
       Foreign                                         2.0%         2.0%

The following table sets forth the components of net periodic benefit cost for the respective fiscal years:
                                              Years ended September 30,
                                        -----------------------------------
                                            2002        2001        2000
                                        ----------- ----------- -----------
Service cost                              $  613       $  551      $  598
Interest cost                                487          451         427
Expected return on plan assets             ( 166)       ( 209)     (  177)
Amortization of prior service cost            63           63          63
Recognized net actuarial loss                 --        (  35)          6
                                         ---------    ---------   ---------
Net periodic benefit cost                  $ 997        $ 821       $ 917
                                         =========    =========   =========

RSI and Rofin-Baasel Inc. have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. The Companies match 50% of the first 5 to 6% of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2002, 2001, and 2000 were $149, $130, and $153, respectively.


11. NET INCOME PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                             Years ended September 30,
                                        -----------------------------------
                                            2002        2001        2000
                                        ----------- ----------- -----------
Weighted average number of
  shares for BASIC net income
  per common share                      11,551,800   11,546,500  11,538,200
Potential additional shares
  due to outstanding dilutive
  stock options                             39,705       54,148      83,689
                                        ----------- ----------- -----------
Weighted average number of shares for
  DILUTED net income per common share   11,591,505   11,600,648  11,621,889
                                        =========== =========== ===========

Excluded from the calculation of diluted EPS for the year ended September 30, 2002, were 675,600 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect on earnings per share would be antidilutive.


12.  RELATED PARTY TRANSACTIONS

The Company had sales to its joint venture partners in Japan amounting to $2,644, $1,168 and $49 in fiscal years 2002, 2001, and 2000, respectively.

The Company's sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg is rented under a 25 year operating lease from the minority shareholder of CBL, who is also a member of the board of directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract period. The Company paid rent expense of $446 and $419 to the minority shareholder during fiscal years 2002 and 2001, respectively.

The Company has accrued $6,186 and $889, at September 30, 2002 ($5,759 and 832 at September 30, 2001) for the option purchase prices for the minority interests in CBL and RBE, and $386 and $165 were accrued for accumulated interests on these obligations, respectively (see note 1). These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet. The corresponding interest on these obligations ($411 in 2002 and $236 in 2001) is included in interest expense in the accompanying consolidated statement of operations.

Accounts payable to related party also includes short-term loans from the minority shareholders of Dilas of $204 at September 30, 2002.


13.  SEGMENT AND GEOGRAPHIC INFORMATION

The Company manages its business under geographic regions that are aggregated together as one segment in the global industrial laser industry. Sales from these regions have similar long-term financial performance and economic characteristics. The products from these regions utilize similar manufacturing processes and use similar production equipment, which may be interchanged from group to group. The Company distributes, sells and services final product to the same type of customers from both regions.

Assets, revenues and income before taxes, by geographic region are summarized below:

      ASSETS                                         September 30,
                                                -----------------------
                                                   2002          2001
                                                ---------     ---------
           United States                        $  48,686     $  43,568
           Germany                                188,862       165,188
           Other                                   97,548        78,631
           Intercompany eliminations            (  94,281)    (  60,083)
                                                ---------     ---------
           Total assets                         $ 240,815     $ 227,304
                                                =========     =========

       REVENUES                                    TOTAL BUSINESS
                                             Years ended September 30,
                                        ----------------------------------
                                           2002        2001        2000
                                        ----------  ----------  ----------
           United States                $  63,167   $  50,418   $  43,020
           Germany                        187,511     192,362     144,195
           Other                           62,590      60,650      36,551
           Intercompany eliminations     ( 91,320)   ( 82,873)   ( 52,579)
                                        ----------  ----------  ----------
                                        $ 221,948   $ 220,557   $ 171,187
                                        ==========  ==========  ==========

       INTERCOMPANY REVENUES
                                             Years ended September 30,
                                        -----------------------------------
                                           2002        2001       2000
                                        ----------   ---------  -----------
           United States                 $  4,322    $  4,767    $     382
           Germany                         76,835      67,835       48,053
           Other                           10,163      10,271        4,144
           Intercompany eliminations     ( 91,320)   ( 82,873)    ( 52,579)
                                        ----------   ---------   ----------
                                         $     --    $     --    $      --
                                        ==========   =========   ==========

       EXTERNAL REVENUES
                                            Years ended September 30,
                                        ----------------------------------
                                           2002        2001         2000
                                        ----------  ----------   ----------
           United States                $  58,845   $  45,651    $  42,638
           Germany                        110,676     124,527       96,142
           Other                           52,427      50,379       32,407
                                        ----------  ----------   ----------
                                        $ 221,948   $ 220,557    $ 171,187
                                        ==========  ==========   ==========

       INCOME BEFORE INCOME TAXES
                                             Years ended September 30,
                                        ----------------------------------
                                           2002        2001          2000
                                        ----------  ---------    ----------
           United States                $   1,170   $ (   515)   $  (2,250)
           Germany                          8,830      15,512       16,341
           Other                            2,385       3,180        1,988
                                        ----------   ---------   ----------
                                        $  12,385   $  18,177    $  16,079
                                        ==========  ==========   ==========


14.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company's quarterly results (millions of dollars, except per share amounts):
                                                Quarters ended
                               ----------------------------------------------
                                 Dec.31,    March 31,   June 30,    Sept. 30,
                                  2001        2002        2002        2002
                               ----------  ----------  ----------  ----------
Net sales                        $ 48.7      $ 53.4      $ 55.6      $ 64.2
Gross profit                       17.8        20.2        17.9        22.9
Net income                          0.3         1.1         1.3         2.3
Net income per share - Basic       0.02        0.10        0.11        0.20
Net income per share - Diluted     0.02        0.10        0.11        0.20

                                                Quarters ended
                               ----------------------------------------------
                                 Dec.31,    March 31,   June 30,    Sept. 30,
                                  2000        2001        2001        2001
                               ----------  ----------  ----------  ----------
Net sales                        $ 53.8      $ 58.3      $ 54.1      $ 54.4
Gross profit                       21.0        23.0        21.0        17.1
Net income (loss)                   3.0         3.1         2.4      (  1.3)
Net income per share - Basic       0.26        0.27        0.21      ( 0.12)
Net income per share - Diluted     0.26        0.27        0.21      ( 0.12)


15.  STOCK INCENTIVE PLANS

Directors' Plan

The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan also provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 17,000 shares are issued and outstanding under the plan at September 30, 2002.


Equity Incentive Plan

The Company maintains an Equity Incentive Plan, whereby incentive and nonqualified stock options, restricted stock and performance shares may have been granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan terminated on September 30, 2001, however, a new plan was renewed through 2011 at the 2002 annual shareholder meeting. There were no incentive stock options, restricted stock or performance shares granted in fiscal 2002, 2001 or 2000. Nonqualified stock options were granted to officers and other key employees in fiscal 2002 and 2001. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

The balance of outstanding stock options for the three year periods ended September 30, 2002, and all options activity for the periods then ended are as follows:

                                                        Price per Share
                                                   --------------------------
                                         Number        Price        Weighted
                                        of Shares      Range         Average
                                       ---------  --------------  ----------
    Outstanding at September 30, 1999    441,900  $9 3/8 - 16 7/8   $ 12 1/8
                                       ----------  --------------  ----------
    Granted                              191,000        $ 7 3/8
    Granted                               20,000        $12 5/8
    Exercised                           (  6,300)
    Forfeited                           ( 41,800)
                                       ----------  --------------  ----------
    Outstanding at September 30, 2000    604,800  $7 3/8 - 16 7/8   $ 11 1/19
                                       ----------  --------------  ----------
    Granted                               30,000        $15
    Granted                              215,000        $10 3/8
    Exercised                           (  3,800)
    Forfeited                           (  6,500)
                                       ----------  --------------  ----------
    Outstanding at September 30, 2001    839,500  $7 3/8 - 16 7/8   $ 11 1/37
                                       ----------  --------------  ----------
    Granted                              273,000        $ 8 3/4
    Exercised                           (    800)
    Forfeited                           (  9,600)
                                       ----------  --------------  ----------
    Outstanding at September 30, 2002  1,102,100  $7 3/8 - 16 7/8   $ 10 1/2
                                       ----------  --------------  ----------

                          Outstanding Options        Exercisable Options
                    -------------------------------  -------------------
                            Remaining    Weighted             Weighted
                              Life        Average              Average
                    Shares   (years)       Price     Shares     Price
                    ------  ----------  -----------  ------  -----------
                   218,600       4       $  9 1/2   218,600    $  9 1/2
                   162,000       5       $ 16 7/8   162,000    $ 16 7/8
                    36,000       6       $  9 3/8    21,600    $  9 3/8
                   153,500       7       $  7 3/8    61,400    $  7 3/8
                    20,000       7       $ 12 5/8     8,000    $ 12 5/8
                    30,000       8       $ 15        12,000    $ 15
                   209,000       8       $ 10 3/8    41,800    $ 10 3/8
                   273,000      10       $  8 3/4        --    $  8 3/4

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

                                               Year ended September 30,
                                         ----------------------------------
                                            2002        2001        2000
                                         ----------  ----------  ----------
  Pro forma net income                     $ 4,540     $ 6,705     $ 7,357
  Pro forma earnings per share - BASIC     $  0.39     $  0.58     $  0.64
  Pro forma earnings per share - DILUTED   $  0.39     $  0.58     $  0.63
                                         ----------  ----------  ----------

The following assumptions were used in the determination of pro-forma compensation cost under the provisions of SFAS 123:

    2002      2001       2001        2000       2000
                            Grant     Grant     Grant       Grant      Grant
                         (273,000  (215,000   (30,000    (20,000    (191,000
                           Shares)   Shares)   Shares)     Shares)    Shares)
                           ------    -------  -------     -------    -------
Weighted Average Grant
   Date Fair Value           $4.31     $5.25    $7.67       $7.26      $3.90
Expected Life              5 Years   5 Years  5 Years     5 Years    5 Years
Volatility                   50.0%     50.0%    50.0%       59.3%      52.9%
Risk-Free Interest Rate       4.7%      5.7%     6.1%        6.6%       6.0%
Dividend Yield                  0%        0%       0%          0%         0%
Annual Forfeiture Rate        1.0%      2.8%     2.8%        2.8%       2.8%


16.  RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangibles", under which goodwill will no longer be subject to amortization, but will be subject to an annual impairment test. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. Statement No. 142 was adopted by the Company on October 1, 2002.At the date of adoption, the Company's balance sheet included goodwill and other intangible assets of $49.7 million. Subsequent to adoption of Statement 142, amortization of
goodwill (which totaled $3.8 million in fiscal 2002) will be ceased.   The
Company has until March 31, 2002 to complete an analysis to determine whether an indication exists that goodwill may be impaired. However, management currently believes that the adoption of the impairment provisions of Statement No. 142 will not result in the recognition of any transitional impairment losses which would be reflected as the cumulative effect of a change in accounting principle.

FASB Statement No. 143, "Accounting for Asset Retirement Obligations" will be effective for financial statements issued in the Company's fiscal year 2003. This statement requires that the fair value of a liability for an asset retirement obligation for tangible long-lived assets be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Management believes that the adoption of Statement No. 143 will have no impact on the Company's financial position or results of operations as of the date of adoption.

FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was adopted by the Company as of October 1, 2002. This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and establishes criteria and methodologies for the recognition and measurement, classification and valuation of such assets. Management believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations as of the date of adoption.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires increased disclosures regarding certain guarantees and requires the recognition at fair value in the balance sheet of certain guarantees. Interpretation No. 45 is required to be adopted by the Company for financial statements issued in the Company's fiscal year 2003.
Management believes that the adoption of this interpretation will not have a material effect on the Company's financial position or results of operations as of the date of adoption.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which supercedes Emerging Issues Task Force Issue No. 94-3, "Liability for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of the commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and its adoption will have no impact on the Company's historical consolidated financial position, results of operations or cash flows.

Independent Auditors' Report


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

On November 1, 2002 we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2002, which are included in the annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the annual report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP
Detroit, Michigan
November 1, 2002

             ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
   Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
             Years ended September 30, 2000, 2001 and 2002
                         (dollars in thousands)


                    Balance at            Charged to             Balance at
                    Beginning   Acquired  Costs and                End of
                    Of Period   Reserve   Expenses   Deductions    Period
                     --------   --------   --------  ----------    -------

 September 30,
     2000           $ 1,207     $   207     $  672   $   ( 129)   $  1,957

  September 30,
     2001           $ 1,957     $   448     $(  198) $   ( 174)   $  2,033

September 30,
     2002           $ 2,033     $    --     $(  635) $     100    $  1,498

                               INDEX TO EXHIBITS



Exhibit No.                Exhibit
-----------        --------------------------------------------------------

   21.1             List of Subsidiaries of Rofin-Sinar Technologies Inc.

Exhibit 21.1

             LIST OF SUBSIDIARIES OF ROFIN-SINAR TECHNOLOGIES INC.




Rofin-Sinar, Inc.
Rofin-Sinar Technologies Europe S.L.
Rofin-Sinar Laser GmbH
Rofin-Marubeni Laser Corporation
Rasant-Alcotec Beschichtungstechnik GmbH
CBL Verwaltungsgesellschaft mbH
Carl Baasel Lasertechnik GmbH & Co. KG
Rofin-Baasel, Inc.
Wegmann-Baasel Laser und elektrooptische Geraete GmbH
PMB Elektronik GmbH
Rofin-Baasel Italiana S.r.L.
Rofin-Baasel France S.A.
Rofin-Sinar UK, Ltd.
Rofin-Baasel UK Ltd.
Rofin-Baasel Benelux B.V.
Rofin-Baasel Singapore PTE Ltd.
Rofin-Baasel Espana S.L.
DILAS Diodenlaser GmbH
Rofin-Baasel Taiwan Ltd.
Rofin-Baasel Korea Co., Ltd.