Form 10-Q
period 2002-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2003-02-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------


                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2002

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

11,556,600 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 14, 2003.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 2002 and September 30, 2002                3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2002 and 2001           5

          Condensed Consolidated Statement of Stockholders
            Equity and Comprehensive Income
            Three months ended December 31, 2002 and 2001           6

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2002 and 2001           7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    11


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            16

          Item 4
          ------

          Controls and Procedures                                  17


PART II   OTHER INFORMATION                                        18

          SIGNATURES                                               18

          CERTIFICATIONS                                           19

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                  December 31,  September 30,
                                                      2002          2002
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                          $ 22,377       $ 20,312
  Accounts receivable, trade, net                      57,503         58,274
  Inventories (Note 3)                                 80,892         74,290
  Other current assets and prepaid expenses            10,176         11,016
                                                   -----------     ----------
    Total current assets                              170,948        163,892

Property and equipment, net                            25,840         24,689
Goodwill and other intangibles, net                    52,305         49,925
Other assets                                            2,795          2,309
                                                   -----------     ----------
    Total assets                                    $ 251,888      $ 240,815
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  24,733      $  22,544
  Accounts payable, trade                              11,637         12,798
  Accounts payable to related party                     8,429          7,830
  Accrued liabilities                                  41,253         39,059
                                                   -----------     ----------
    Total current liabilities                          86,052         82,231

Long-term debt                                         40,526         40,591
Pension obligations                                     6,614          6,026
Minority interests                                      1,283          1,218
Other long-term liabilities                             2,136          2,331
                                                   -----------     ----------
    Total liabilities                                 136,611        132,397

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,556,600 (11,551,800 at
    September 30, 2002) issued and outstanding            116            115
  Additional paid-in-capital                           76,168         76,156
  Retained earnings                                    42,819         39,361
  Accumulated other comprehensive loss               (  3,826)      (  7,214)
                                                   -----------     ----------
    Total stockholders' equity                        115,277        108,418

    Total liabilities and stockholders' equity      $ 251,888      $ 240,815
                                                   ===========     ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended December 31, 2002 and 2001
            (dollars in thousands, except per share amounts)

                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2002          2001
                                                   ------------  ------------

Net sales                                            $  58,144     $  48,739
Cost of goods sold                                      35,701        30,932
                                                   ------------  ------------
    Gross profit                                        22,443        17,807

Selling, general, and administrative expenses           11,855        10,618
Research and development expenses                        3,906         3,150
Goodwill and intangibles amortization                      367           932
                                                   ------------  ------------
    Income from operations                               6,315         3,107

Other expense (income):
  Interest income                                      (    89)       (   86)
  Interest expense                                         998         1,095
  Other (income) expense                               (   340)       (  143)
                                                   ------------  ------------
    Income before income taxes and minority
         Interest                                        5,746         2,241

Income tax expense                                       2,224         1,643
                                                   ------------  ------------
    Income before minority interest                      3,522           598

Minority interest                                           64           321
                                                   ------------  ------------
    Net income                                       $   3,458    $      277
                                                   ============  ============


Net income per common share (Note 4):

    Basic                                             $   0.30      $   0.02
    Diluted                                           $   0.30      $   0.02
                                                   ============  ============
Weighted average shares used in computing net income per share (Note 4):

    Basic                                           11,556,600    11,547,300
    Diluted                                         11,556,600    11,571,775
                                                   ============  ============

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Three months ended December 31, 2002 and 2001
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2002              $      115  $    76,156    $    39,361   $(   7,214)    $  108,418
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        3,629          3,629
  Fair value of interest swap agreement             --           --             --      (   241)       (   241)
  Net income                                        --           --          3,458           --          3,458
                                                                                                   ------------
Total comprehensive income                                                                               6,846

Common stock issued                                  1           12             --	           --             13
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2002                $     116   $   76,168    $    42,819    $(  3,826)     $ 115,277
                                           ============  ============  ============  ============  ============


 BALANCES at September 30, 2001              $     115  $    76,123    $   34,360     $(  11,547)   $   99,051
  Comprehensive income:
  Foreign currency translation adjustment           --           --            --      (   2,268)     (  2,268)
  Fair value of interest swap agreement             --           --            --            123           123
  Net income                                        --           --           277             --           277
                                                                                                   ------------
Total comprehensive income (loss)                                                                     (  1,868)

Common stock issued                                 --           11            --	             --            11
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2001                $     115   $   76,134    $    34,637    $ ( 13,692)    $  97,194
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2002 and 2001
                          (dollars in thousands)


                                                           Three Months
                                                         Ended December 31,
                                                     ------------------------
                                                        2002          2001
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 3,458      $    277
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities      (  1,011)        3 569
     Other adjustments                                     974         1,417
                                                     -----------  -----------
       Net cash provided by operating activities         3,421         5,263
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           29           49
  Additions to property and equipment                 (     836)    (  1,126)
  Cash proceeds from sale of medical laser business          --          938
  Other adjustments                                   (       1)          --
                                                      ----------   ----------
     Net cash used in investing activities            (     808)    (    139)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                      --        5,503
  Repayment to banks                                  (   2,365)    (  2,133)
  Net borrowings (repayments) on line of credit           1,056     (  5,479)
  Other                                                       3            6
                                                      ----------   ----------
     Net cash used in financing activities            (   1,306)    (  2,103)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                  758     (  1,121)
                                                      ----------   ----------
Net increase in cash and cash equivalents                 2,065        1,900

Cash and cash equivalents at beginning of period         20,312       13,487
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 22,377     $ 15,387
                                                      ==========   ==========



See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 2002. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2002 balances are derived from audited financial statements; however, interim period amounts have not been audited.


2.   Dispositions

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which have been classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet, as the Company intends to sell these securities in the near term. During the three-months ended December 31, 2002, the Company recorded an unrealized gain of $0.1 million related to such securities compared to $0.4 million for the same period last fiscal year.


3.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:


                                                 December 31,  September 30,
                                                    2002           2002
                                                ------------   ------------
Finished goods                                   $  11,354       $  11,188
Work in progress                                    21,002          20,255
Raw materials and supplies                          24,473          20,169
Demonstration inventory                              7,271           6,548
Service parts                                       16,792          16,130
                                                -----------     -----------
    Total inventories, net                       $  80,892       $  74,290
                                                ===========     ==========

4.  New Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangibles", which was adopted by the Company effective October 1, 2002. Under Statement No. 142, goodwill is no longer subject to amortization, but will be subject to an annual impairment test. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. At the date of adoption, the Company's balance sheet included goodwill of $41 million and other intangible assets of $8.9 million. Subsequent to adoption of Statement 142, amortization of goodwill was ceased. Had Statement No. 142 been in effect as of October 1, 2001 and goodwill was not amortized, net income and earnings per share would have been $0.9 million and $0.08, respectively, in the first quarter of fiscal 2002.

The Company has until March 31, 2003 to complete an analysis to determine whether an indication exists that goodwill may be impaired. Accordingly, at December 31, 2002, management has not yet determined what impact, if any, the impairment provisions of Statement No. 142 will have upon adoption.

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires increased disclosures regarding certain guarantees and requires the recognition at fair value in the balance sheet of certain guarantees. The interpretation also requires disclosure of the accounting policy and methodology used in determining product warranty liabilities, in addition to a reconciliation of the changes in the liability during the
period.   The disclosure requirement of Interpretation No. 45 have been adopted by the Company in the current quarter as provided in footnote 5. The recognition provisions are required to be applied to guarantees issued or modified after December 31, 2002. Management believes that the adoption of this interpretation will not have a material effect on the Company's financial position or results of operations, as of the date of adoption.


5.  Warranty

The Company provides for the estimated costs of product warranties when revenue is recognized. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the three months ended December 31, 2002 is as follows:

Balance at September 30, 2002                            $   10,036
Additional accruals for warranties during the period          1,675
Usage during the period                                     ( 1,804)
Currency translation                                            437
                                                         -----------
Balance at December 31, 2002                             $   10,344
                                                         ===========

6.  Net Income Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:


                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------
                                                       2002        2001
                                                    ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share                                  11,556,600  11,547,300
Potential additional shares
  due to outstanding dilutive
  stock options                                             --      24,475
                                                    ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share                           11,556,600  11,571,775
                                                    ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended December 31, 2002 and 2001, were 1,094,600 and 681,000 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect was antidilutive.

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

During the first quarters of both fiscal years 2003 and 2002, we realized approximately 54% of revenues from the sale and servicing of laser products for macro applications and approximately 46% from the sale and servicing of laser products for marking and micro applications.

Management believes that the near term growth in the Company's macro business, especially in North America, will be under continued pressure given the current market environment for investment in capital goods and the unclear worldwide political situation. In the Company's marking and micro business management sees some positive developments from the semiconductor and electronics market which should lead to slightly increased sales in the coming quarters. Our diode laser products, which are sold primarily in our macro business, have experienced quality issues that have affected the performance of certain units in the field. Management has established reserves for the associated costs estimated to be incurred during the coming quarters related to products that have been sold prior to December 31, 2002. Management believes that the Company's profitability on future sales of diode laser products may continue to be affected in the near term as these issues are resolved.

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

At December 31, 2002, Rofin-Sinar had 1,193 employees compared to 1,159 employees at December 31, 2001.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                       Three Months
                                     Ended December 31,
                                  ----------------------
                                     2002        2001
                                  ----------  ----------
Net sales                             100%        100%
Cost of goods sold                     61%         63%
Gross profit                           39%         37%
Selling, general and
  administrative expenses              20%         22%
Research and development expenses       7%          7%
Goodwill and intangibles amortization   1%          2%
Income from operations                 11%          6%
Income before income taxes
  and minority interest	               10%          4%
Net income                              6%          1%


Net Sales - Net sales of $58.1 million represent an increase of $9.4 million (19%) for the three months ended December 31, 2002, as compared to the corresponding period in fiscal 2002. The increase resulted from a net sales increase of $11.2 million, or 32%, in Europe/Asia partially offset by a decrease of $1.8 million, or 13%, in the United States, compared to the corresponding period in fiscal 2002. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $4.5 million for the three-month period ended December 31, 2002.
Net sales of laser products for macro applications for the three-month period increased by 18% to $31.1 as compared to the corresponding periods of fiscal 2002. This increase was primarily due to higher demand for the Company's lasers for macro applications from the machine tool industries. Net sales of lasers for marking and micro-machining applications increased by 20% to $27.0 million for the three months ended December 31, 2002 as compared to the corresponding periods in fiscal 2002. This increase can be attributed primarily to a slight recovery in demand for the Company's lasers for marking and micro applications from the semiconductor and electronics industries.

Gross Profit - Our gross profit of $22.4 million for the three-months ended December 31, 2002 represents an increase of $4.6 million (26%) from the corresponding period of fiscal year 2002. As a percentage of sales compared to the corresponding three-month period of fiscal year 2002, gross profit increased from 37% to 39%. The higher percentage margin was primarily a result of a favorable product mix, caused by higher laser sales to the semiconductor and electronics industry and sales of more CO2 slab lasers for macro applications. In addition, gross profit was favorably affected by $1.4 million for the three-month period ended December 31, 2002 due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative expenses of $11.9 million increased $1.2 million (12%) for the three-month period ended December 31, 2002, compared to the corresponding period of fiscal 2002, primarily due to increased sales activities of the Rofin-group and increased expenses for the changes to a new EDP system in Germany. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.8 million for the three-month period ended December 31, 2002 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $3.9 million on research and development during the three-month period ended December 31, 2002. This represents an increase of 24% for the three-month period ended December 31, 2002, compared to the corresponding period of the prior year. Gross research and development expenses for the three-month period ended December 31, 2002 and December 31, 2001 were $4.2 million and $3.3 million, respectively, and were reduced by $0.3 million and $0.2 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.4 million for the three-month period in fiscal 2003, due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Goodwill and intangibles amortization - As a result of adopting new accounting rules regarding the amortization of goodwill, amortization expense in the first quarter of fiscal year 2003 amounted to $0.4 million and was lower by $0.6 million when compared to the same period last fiscal year.

Other Expense (Income) - Net other income of $0.6 million for the three-month period ended December 31, 2002 represents a change of $0.3 million compared to net other income of $0.9 million in the corresponding period of the prior year. The fluctuation in the three-month period is primarily attributed to higher unrealized exchange gains resulting from certain intercompany indebtedness. Additionally, during the first quarter of fiscal year 2002, other income was significantly affected by a one-time gain from the sale of the medical laser business.

Income Tax Expense - Income tax expense of $2.2 million for the three-month period ended December 31, 2002 represents an effective tax rate of 39%, compared to an effective tax rate of 85.6% for the corresponding period of the previous fiscal year. This decrease is primarily due to higher earnings and lower amounts of nondeductible goodwill amortization.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $3.5 million for the three-months ended December 31, 2002, which represents an increase of $3.2 million from the corresponding period in fiscal 2002. For the three-months ended December 31, 2002, both basic and diluted earnings per share equaled $0.30 based upon 11.6 million common shares outstanding, as compared to basic and diluted earnings per share of $0.02 for the same period in fiscal 2002.


Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2002 were cash and cash equivalents of $22.4 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $31.2 million (translated at the applicable exchange rate at December 31, 2002). As of December 31, 2002, $14.9 million was outstanding under the Deutsche Bank facility and $11.6 million under other lines of credit. Therefore, $29.7 million is unused and available under Rofin's lines of credit.

Additionally, the Company has outstanding long-term debt with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At December 31, 2002, $38.8 million was outstanding under this credit agreement.

Cash and cash equivalents increased by $2.1 million during the three-months ended December 31, 2002. Approximately $3.4 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and a decrease in accounts receivable, trade.

Uses of cash from investing activities totaled $0.8 million for the three months ended December 31, 2002 and related primarily to the acquisition of various additions to property and equipment.

Net cash used in financing activities totaled $1.3 million and was primarily related to current period repayments of bank debt.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the company's credit facilities and lines of credit, will provide adequate resources to meet its capital requirements and operational needs at least through 2003.


Currency Exchange Rate Fluctuations

Although the Company reports its' Consolidated Financial Statements in U.S. dollars, approximately 75% of its sales are denominated in other currencies, primarily Euro, British pound, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales and costs and related assets and liabilities of the Company's operations are generally denominated in the functional currencies of the relevant operating unit, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to United States dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity had the effect of decreasing total equity by $2.5 million at December 31, 2002 as compared to $6.2 million at September 30, 2002.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


Critical Accounting Policies

The Company's significant accounting policies are more fully described in
Note 1 of the consolidated financial statements and footnotes in the 10-K. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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


     Warranty Reserves

     The Company provides for the estimated costs of product warranties when revenue is recognized. Our estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be require.

Recent Accounting Pronouncements

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


Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2002, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.


                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2002   December 31, 2002
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             202,000             134,000
Gunther Braun            6,000             136,000              80,000
Carl F. Baasel          47,000              25,000               4,000
William R. Hoover (1)   40,500                  --                  --
Ralph E. Reins (1)      15,500                  --                  --
Gary K. Willis (1)      14,000                  --                  --

(1) Outside, non-executive directors



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended December 31, 2002, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4.  Controls and Procedures

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

The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them in a timely fashion, taking into consideration the size and nature of the Company's business and operations.

There were no significant changes in the Company's internal controls or in other factors, nor any significant deficiencies or material weaknesses requiring corrective action, that could significantly affect the Company's internal controls subsequent to the date when the internal controls were evaluated.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   February 14, 2003       /S/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer

CERTIFICATIONS

I, Peter Wirth, Chairman of the Board of Directors and Chief Executive Officer and President, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rofin-Sinar Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   February 14, 2003

                                                /s/  Peter Wirth
                                         -------------------------------
                                                     Peter Wirth

                                         Chairman of the Board, Chief
                                         Executive Officer and President

CERTIFICATION

I, Gunther Braun, Executive Vice President, Finance and Administration, Chief Financial Officer, Principal Accounting Officer and Director, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Rofin-Sinar Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   February 14, 2003

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