Form 10-Q
period 2003-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2003-05-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

                               Not Applicable
        -----------------------------------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X] / No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] / No [X]

11,580,900 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 14, 2003.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 2003 and September 30, 2002                   3

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2003 and 2002                                 5

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Six months ended March 31, 2003 and 2002                6

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2003 and 2002                7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    12


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            17

          Item 4
          ------

          Controls and Procedures                                  18


PART II   OTHER INFORMATION                                        18

          SIGNATURES                                               19

          CERTIFICATIONS                                           20

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                    March 31,  September 30,
                                                      2003          2002
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                          $ 28,962       $ 20,312
  Accounts receivable, trade, net                      54,889         58,274
  Inventories                                          85,254         74,290
  Other current assets and prepaid expenses            12,368         11,016
                                                   -----------     ----------
    Total current assets                              181,473        163,892

Property and equipment, net                            26,776         24,689
Goodwill and other intangibles, net                    54,306         49,925
Other assets                                            2,393          2,309
                                                   -----------     ----------
    Total assets                                    $ 264,948      $ 240,815
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  26,095      $  22,544
  Accounts payable, trade                              12,541         12,798
  Accounts payable to related party                     1,955          7,830
  Accrued liabilities                                  46,640         39,059
                                                   -----------     ----------
    Total current liabilities                          87,231         82,231

Long-term debt                                         44,721         40,591
Pension obligations                                     7,175          6,026
Minority interests                                      1,352          1,218
Other long-term liabilities                             2,310          2,331
                                                   -----------     ----------
    Total liabilities                                 142,789        132,397

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,556,600 (11,551,800 at
    September 30, 2002) issued and outstanding            116            115
  Additional paid-in-capital                           76,177         76,156
  Retained earnings                                    46,177         39,361
  Accumulated other comprehensive loss               (    311)      (  7,214)
                                                   -----------     ----------
    Total stockholders' equity                        122,159        108,418

    Total liabilities and stockholders' equity      $ 264,948      $ 240,815
                                                   ===========     ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended March 31, 2003 and 2002
            (dollars in thousands, except per share amounts)

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2003        2002        2003        2002
                               ----------  ----------  ----------  ----------
Net sales                      $  61,073   $  53,430   $ 119,218   $ 102,169
Cost of goods sold                37,875      33,297      73,576      64,229
                               ----------  ----------  ----------  ----------
    Gross profit                  23,198      20,133      45,642      37,940

Selling, general, and
    administrative expenses       12,127      11,433      23,983      22,063
Research and development expenses  4,533       3,086       8,439       6,236
Goodwill and intangibles
    amortization                     350         896         717       1,817
                               ----------  ----------  ----------  ----------
    Income from operations         6,188       4,718      12,503       7,824

Other expense (income):
  Interest income                (    88)     (   72)   (    176)      ( 158)
  Interest expense                   923       1,009       1,921       2,104
  Other expenses (income)        ( 1,223)        311    (  1,564)        167
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest        6,576       3,470      12,322       5,711

Income tax expense                 2,978       2,147       5,202       3,790
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                   3,598       1,323       7,120       1,921

Minority interest                    240         222         304         543
                               ----------  ----------  ----------  ----------
    Net income                  $  3,358    $  1,101    $  6,816    $  1,378
                               ==========  ==========  ==========  ==========

Net income per common
  share:
    Basic                       $   0.29    $   0.10    $   0.59    $   0.12
    Diluted                     $   0.29    $   0.10    $   0.59    $   0.12
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share:
    Basic                      11,556,600  11,550,300  11,556,600  11,550,300
    Diluted                    11,590,038  11,623,115  11,567,219  11,593,004
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Six months ended March 31, 2003 and 2002
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2002              $      115  $    76,156    $    39,361   $(   7,214)    $  108,418
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        7,046          7,046
  Fair value of interest swap agreement             --           --             --      (   143)       (   143)
  Net income                                        --           --          6,816           --          6,816
                                                                                                   ------------
Total comprehensive income                                                                              13,719

Common stock issued                                  1           21             --	           --             22
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2003                   $     116   $   76,177     $    46,177    $(    311)    $ 122,159
                                           ============  ============  ============  ============  ============


 BALANCES at September 30, 2001              $     115  $    76,123    $   34,360     $(  11,547)   $   99,051
  Comprehensive income:
  Foreign currency translation adjustment           --           --            --      (   2,901)     (  2,901)
  Fair value of interest swap agreement             --           --            --            331           331
  Net income                                        --           --         1,378             --         1,378
                                                                                                   ------------
Total comprehensive income (loss)                                                                     (  1,192)

Common stock issued                                 --           17            --	             --            17
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2002                   $     115   $   76,140    $    35,738    $ ( 14,117)    $  97,876
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2003 and 2002
                          (dollars in thousands)


                                                             Six months
                                                           Ended March 31,
                                                     ------------------------
                                                        2003          2002
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $   6,816     $  1,378
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities       (  2,593)       1,225
     Other adjustments                                    3,748        3,776
                                                     -----------  -----------
       Net cash provided by operating activities          7,971        6,379
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           36           76
  Additions to property and equipment                 (   1,829)    (  2,107)
  Cash proceeds from sale of medical laser business          --          938
                                                      ----------   ----------
     Net cash used in investing activities            (   1,793)    (  1,093)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   2,434        5,503
  Repayment to banks                                  (   2,507)    (  2,180)
  Net borrowings (repayments) on line of credit           1,614     (  6,699)
  Other                                               (     139)           6
                                                      ----------   ----------
     Net cash used in financing activities                1,402     (  3,370)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                1,070     (    481)
                                                      ----------   ----------
Net increase in cash and cash equivalents                 8,650        1,435

Cash and cash equivalents at beginning of period         20,312       13,487
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 28,962     $ 14,922
                                                      ==========   ==========



See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the fiscal year ended September 30, 2002, and should be read in conjunction with the Company's annual report on Form 10-K. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2002 balances are derived from audited financial statements; however, interim period amounts have not been audited.


2.   Investments in Marketable Securities

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which have been classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet, as the Company intends to sell these securities in the near term. The Company recorded unrealized gains of $0.1 million and $0.4 million for the six-month periods ended March 31, 2003 and 2002, respectively, and no change for both of the three-month periods ended March 31, 2003 and 2002. Additionally, during the second quarter of fiscal 2003, the Company received proceeds from sales of marketable equity securities of $0.2 million.


3.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:


                                                 March 31,    September 30,
                                                    2003           2002
                                                ------------   ------------
Finished goods                                   $  11,774       $  11,188
Work in progress                                    22,829          20,255
Raw materials and supplies                          25,433          20,169
Demonstration inventory                              7,667           6,548
Service parts                                       17,551          16,130
                                                -----------     -----------
    Total inventories, net                       $  85,254       $  74,290
                                                ===========     ==========

4.  Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangibles", which was adopted by the Company effective October 1, 2002. Under Statement No. 142, goodwill is no longer subject to amortization, but will be subject to an annual impairment test. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. At the date of adoption, the Company's balance sheet included goodwill of $41 million and other intangible assets of $8.9 million. Subsequent to adoption of Statement 142, amortization of goodwill was ceased. Had Statement No. 142 been in effect as of October 1, 2001 and goodwill was not amortized, net income and earnings per share would have been $1.7 million and $0.15, respectively, for the three months ended March 31, 2002 and $2.6 million and $0.22, respectively, for the six months ended March 31, 2002.

The Company completed the initial goodwill impairment testing required by Statement No. 142 and determined that the fair value of each reporting unit exceeds its carrying value and that no impairment of goodwill exists. Accordingly, the impairment provisions of Statement No. 142 had no impact upon the consolidated financial statements upon adoption.


5.  Guarantees

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires increased disclosures regarding certain guarantees and requires the recognition at fair value in the balance sheet of certain guarantees. The interpretation also requires disclosure of the accounting policy and methodology used in determining product warranty liabilities, in addition to a reconciliation of the changes in the liability during the
period.   The disclosure requirement of Interpretation No. 45 were adopted by the Company as of October 1, 2002 (see note 6). The recognition provisions were adopted by the Company as of December 31, 2002 to guarantees issued or modified after that date. The adoption of the recognition provisions of this interpretation did not have a material effect on the Company's financial position or results of operations as of the date of adoption.

6.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the six-months ended March 31, 2003 is as follows:

Balance at September 30, 2002                            $   10,036
Additional accruals for warranties during the period          3,927
Usage during the period                                     ( 4,608)
Currency translation                                            787
                                                         -----------
Balance at March 31, 2003                                $   10,142
                                                         ===========


7.  Stock Based Compensation

Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123". The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:


                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
Net income - as reported        $  3,358    $  1,101    $  6,816    $  1,378

Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects        $    169    $    193    $    337    $    386
                               ----------  ----------  ----------  ----------
Pro forma net income            $  3,189    $    908    $  6,479    $    992
                               ==========  ==========  ==========  ==========

Earnings per share:
  Basic - as reported           $    0.29   $   0.10    $   0.59    $   0.12
  Basic - pro forma             $    0.28   $   0.08    $   0.56    $   0.09
  Fully diluted - as reported   $    0.29   $   0.10    $   0.59    $   0.12
  Fully diluted - pro forma     $    0.28   $   0.08    $   0.56    $   0.09

8.  Net Income Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share ("EPS") reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:


                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,556,600  11,550,300  11,556,600  11,550,300
Potential additional shares
  due to outstanding dilutive
  stock options                    33,438      72,815      10,619      42,704
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      11,590,038  11,623,115  11,567,219  11,593,004
                               ==========  ==========  ==========  ==========


Excluded from the calculation of diluted EPS for the three months ended March 31, 2003 and 2002, were 948,600 and 424,000 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect would have been antidilutive.

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

During the second quarter of fiscal years 2003 and 2002, respectively, we realized approximately 51% and 58% of revenues from the sale and servicing of laser products for macro applications and approximately 49% and 42% from the sale and servicing of laser products for marking and micro applications.

Management believes that the near term growth in the Company's macro business, especially in North America, will be under continued pressure given the current market environment for investment in capital goods and the unknown influence to our business of the SARS epidemic, mainly in Asia. In the Company's marking and micro business management sees some positive developments from the semiconductor and electronics market which should lead to slightly increased sales in the coming quarters. Our diode laser products, which are sold primarily in our macro business, have experienced quality issues that have affected the performance of certain units in the field. Management has established reserves for the associated costs estimated to be incurred during the coming quarters related to products that have been sold prior to March 31, 2003. Management believes that the Company's profitability on future sales of diode laser products may continue to be affected in the near term as these issues are resolved.

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

At March 31, 2003, Rofin-Sinar had 1,215 employees compared to 1,167 employees at March 31, 2002.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2003       2002         2003        2002
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  62%         62%         62%         63%
Gross profit                        38%         38%         38%         37%
Selling, general and
  administrative expenses           20%         21%         20%         21%
Research and development expenses    7%          6%          7%          6%
Goodwill and intangibles
  amortization                       1%          2%          1%          2%
Income from operations              10%          9%         10%          8%
Income before income taxes
  and minority interest             11%          6%         10%          6%
Net income                           5%          2%          6%          1%


Net Sales - Net sales of $61.1 million and $119.2 million represent increases of $7.6 million (14%) and $17.0 million (17%) for the three months and six months ended March 31, 2003, as compared to the corresponding periods of fiscal 2002. The increase for the three-months ended March 31, 2003, compared to fiscal 2002, resulted from a net sales increase of $10.7 million (28%) in Europe/Asia, offset by a decrease of $3.0 million (20%), in the United States. The increase for the six month period ended March 31, 2003, compared to the same period in fiscal 2002, resulted from a net sales increase of $21.9 million, or 30%, in Europe/Asia offset by a decrease of $4.9 million, or 16%, in the United States. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $8.4 million and $12.8 million for the three-month and six-month periods ended March 31, 2003. Net sales of laser products for macro applications were consistent at $31.0 million for the three-months ended March 31, 2003 as compared to the corresponding period of fiscal 2002, but increased 8% to $62.1 million for the six-month period ended March 31, 2003 as compared to the corresponding period of fiscal 2002. Net sales of lasers for marking and micro-machining applications increased by 34% to $30.1 million for the three months ended March 31, 2003 as compared to the corresponding period in fiscal 2002 and increased by 27% to $57.1 million for the six months ended March 31, 2003 as compared to the corresponding period in fiscal 2002. This increase can be attributed primarily to a slight recovery in demand for the Company's lasers for marking and micro applications from the semiconductor and electronics industries.

Gross Profit - Our gross profit of $23.2 million and $45.6 million for the three-months and six-months ended March 31, 2003 represent increases of $3.1 million (15%) and $7.7 million (20%) from the corresponding periods of fiscal 2002. As a percentage of sales compared to the corresponding six-month period of fiscal 2002, gross profit increased from 37.1% to 38%. The higher percentage margin was primarily a result of a favorable product mix, caused by higher laser sales to the semiconductor and electronics industry and higher service and spare parts business volume. In addition, gross profit was favorably affected by $2.4 million and $3.8 million for the three-month and six-month periods ended March 31, 2003 due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $12.1 million and $24 million for the three-months and six-months ended March 31, 2003 increased by $0.7 million (6%) and $1.9 million (9%) from the corresponding period of fiscal 2002. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.6 million and $2.4 million for the three-month and six-month periods ended March 31, 2003 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Research and Development - The Company spent net $4.5 million and $8.4 million on research and development during the three-month and six-month periods ended March 31, 2003. This represents an increase of 47% and 35%, for the three-month and six-month periods as compared to the corresponding periods of the prior year. Gross research and development expenses for the three-month period ended March 31, 2003 and 2002 were $4.8 million and $3.4 million, respectively, and were reduced by $0.3 million of government grants in both periods. Gross research and development expenses for the six-month period ended March 31, 2003 and 2002 were $9.0 million and $6.7 million, respectively and were reduced by $0.6 million and $0.5 million of government grants in each respective period. The increase is a result of ongoing work in the area of diode pumped solid state lasers. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.8 million and $1.2 million for the three-month and six-month periods ended March 31, 2003, due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Goodwill and intangibles amortization - As a result of adopting new accounting rules regarding the amortization of goodwill, amortization expense for the three-month and six-month periods ended March 31, 2003 amounted to $0.4 million and $0.7 million and was lower by $0.5 million and $1.1 million when compared to the same period last fiscal year.

Other Expense (Income) - Net other (income) expense of ($0.4) million and $0.2 million for the three-month and six-month periods ended March 31, 2003 represents an increase in income of $1.6 million and $1.9 million compared to the corresponding period of fiscal 2002. The fluctuation in the six-month period is primarily attributed to higher unrealized exchange gains resulting from certain intercompany indebtedness. Additionally, during the first quarter of fiscal year 2002, other income was significantly affected by a one-time gain from the sale of the medical laser business.

Income Tax Expense - Income tax expense of $3.0 million and $5.2 million for the three-months and six-months ended March 31, 2003 represent effective tax rates of 45% and 42%, compared to the prior fiscal year corresponding effective tax rates of 62% and 66%. This decrease is primarily due to higher earnings and lower amounts of nondeductible expenses for tax purposes.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $3.4 million and $6.8 million for the three-months and six-months ended March 31, 2003, which represents increases of $2.3 million and $5.4 million from the corresponding periods in fiscal 2002. For the three-months ended March 31, 2003, both basic and diluted earnings per share equaled $0.29 based upon 11.6 million common shares outstanding, as compared to basic and diluted earnings per share of $0.10 for the same period in fiscal 2002.


Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2003 were cash and cash equivalents of $29.0 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $32.5 million (translated at the applicable exchange rate at March 31, 2003). As of March 31, 2003, $15.2 million was outstanding under the Deutsche Bank facility and $15.0 million under other lines of credit. Therefore, $27.3 million is unused and available under Rofin's lines of credit.

Additionally, the Company has outstanding long-term debt with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At March 31, 2003, $40.6 million was outstanding under this credit agreement.

Cash and cash equivalents increased by $8.6 million during the six-months ended March 31, 2003. Approximately $8.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and a decrease in accounts receivable, trade.

Uses of cash from investing activities totaled $1.8 million for the six-months ended March 31, 2003 and related primarily to the acquisition of various additions to property and equipment.

Net cash provided by financing activities totaled $1.4 million and was primarily related to current period borrowings of bank debt.

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

Exchange differences upon translation from each operating unit's functional currency to United States dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity had the effect of decreasing total equity by $0.3 million at March 31, 2003 as compared to $7.2 million at September 30, 2002.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


Critical Accounting Policies

The Company's significant accounting policies are more fully described in
Note 1 of the consolidated financial statements and footnotes in its Annual Report on 10-K for the fiscal year ended September 30, 2002. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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


Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2003, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.
                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           March 31, 2003     March 31, 2003
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             232,000             140,000
Gunther Braun            6,000             166,000              86,000
Carl F. Baasel          50,000              40,000               7,000
William R. Hoover (1)   40,500                  --                  --
Ralph E. Reins (1)      15,500                  --                  --
Gary K. Willis (1)      14,000                  --                  --

(1) Outside, non-executive director


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended March 31, 2003, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Reports on Form 8-K

               The Registrant did not file any Current Reports on Form 8-K during the quarter ended March 31, 2003.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   May 14, 2003         /s/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and



                                   - 20

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   May 14, 2003

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


Date:   May 14, 2003

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