Form 10-Q
period 2003-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2003-08-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM  10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

11,756,300 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 14, 2003.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            June 30, 2003 and September 30, 2002                    3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2003 and 2002                                  5

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Nine months ended June 30, 2003 and 2002                6

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2003 and 2002                7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    17


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            25

          Item 4
          ------

          Controls and Procedures                                  26


PART II   OTHER INFORMATION                                        26

          SIGNATURES                                               27

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                     June 30,  September 30,
                                                      2003          2002
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                          $ 36,179       $ 20,312
  Accounts receivable, trade, net                      59,522         58,274
  Inventories                                          88,369         74,290
  Other current assets and prepaid expenses            10,931         11,016
                                                   -----------     ----------
    Total current assets                              195,001        163,892

Property and equipment, net                            27,471         24,689
Goodwill                                               47,030         41,053
Other intangibles, net                                  9,084          8,872
Other assets                                            2,271          2,309
                                                   -----------     ----------
    Total assets                                    $ 280,857      $ 240,815
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  25,906      $  22,544
  Accounts payable, trade                              13,491         12,798
  Accounts payable to related party                     2,084          7,830
  Accrued liabilities                                  52,703         39,059
                                                   -----------     ----------
    Total current liabilities                          94,184         82,231

Long-term debt                                         44,002         40,591
Pension obligations                                     7,377          6,026
Minority interests                                      1,714          1,218
Other long-term liabilities                             2,200          2,331
                                                   -----------     ----------
    Total liabilities                                 149,477        132,397

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 11,741,900 (11,551,800 at
    September 30, 2002) issued and outstanding            117            115
  Additional paid-in-capital                           77,912         76,156
  Retained earnings                                    49,810         39,361
  Accumulated other comprehensive income (loss)         3,541       (  7,214)
                                                   -----------     ----------
    Total stockholders' equity                        131,380        108,418

    Total liabilities and stockholders' equity      $ 280,857      $ 240,815
                                                   ===========     ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended June 30, 2003 and 2002
            (dollars in thousands, except per share amounts)

                                    Three Months            Nine Months
                                   Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2003        2002        2003        2002
                               ----------  ----------  ----------  ----------
Net sales                      $  64,467   $  55,569   $ 183,684   $ 157,738
Cost of goods sold                40,859      37,630     114,434     101,860
                               ----------  ----------  ----------  ----------
    Gross profit                  23,608      17,939      69,250      55,878

Selling, general, and
    administrative expenses       12,618      11,117      36,601      33,179
Research and development expenses  4,725       3,699      13,164       9,935
Goodwill and intangibles
    amortization                     468         956       1,185       2,773
                               ----------  ----------  ----------  ----------
    Income from operations         5,797       2,167      18,300       9,991

Other expense (income):
  Interest income                (   105)     (   90)   (    281)    (   248)
  Interest expense                   886         727       2,807       2,831
  Other expenses (income)        (   889)     (1,370)   (  2,453)    ( 1,203)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest        5,905       2,900      18,227       8,611

Income tax expense                 1,909       1,586       7,111       5,376
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                   3,996       1,314      11,116       3,235

Minority interest                    362          58         667         601
                               ----------  ----------  ----------  ----------
    Net income                  $  3,634    $  1,256    $ 10,449    $  2,634
                               ==========  ==========  ==========  ==========

Net income per common
  share:
    Basic                       $   0.31    $   0.11    $   0.89    $   0.23
    Diluted                     $   0.30    $   0.11    $   0.88    $   0.23
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share:
    Basic                      11,741,900  11,551,800  11,741,900  11,551,800
    Diluted                    12,083,113  11,619,614  11,852,390  11,599,403
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Nine months ended June 30, 2003 and 2002
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(Loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2002              $      115  $    76,156    $    39,361   $(   7,214)    $  108,418
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --       10,474         10,474
  Fair value of interest swap agreement             --           --             --          281            281
  Net income                                        --           --         10,449           --         10,449
                                                                                                   ------------
Total comprehensive income                                                                              21,204

Common stock issued                                  2        1,756             --	           --          1,758
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2003                    $     117   $   77,912     $    49,810    $  3,541      $ 131,380
                                           ============  ============  ============  ============  ============


 BALANCES at September 30, 2001              $     115  $    76,123    $   34,360     $(  11,547)   $   99,051
  Comprehensive income:
  Foreign currency translation adjustment           --           --            --          5,032         5,032
  Fair value of interest swap agreement             --           --            --            266           266
  Net income                                        --           --         2,634             --         2,634
                                                                                                   ------------
Total comprehensive income                                                                               7,932

Common stock issued                                 --           24            --	             --            24
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2002                    $     115   $   76,147    $   36,994     $(   6,249)    $ 107,007
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2003 and 2002
                          (dollars in thousands)


                                                             Nine months
                                                           Ended June 30,
                                                     ------------------------
                                                        2003          2002
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  10,449     $  2,634
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities          1,667        5,827
     Other adjustments                                    4,881        4,940
                                                     -----------  -----------
       Net cash provided by operating activities         16,997       13,401
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           43          133
  Additions to property and equipment                 (   2,454)    (  3,370)
  Cash proceeds from sale of medical laser business          --          938
                                                      ----------   ----------
     Net cash used in investing activities            (   2,411)    (  2,299)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   2,434        5,503
  Repayment to banks                                  (   5,432)    (  4,416)
  Net borrowings (repayments) on line of credit             673     (  5,114)
  Proceeds from issuance of common stock                  1,729            6
  Other                                               (     140)    (    435)
                                                      ----------   ----------
     Net cash used in financing activities            (     736)    (  4,456)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                2,017          332
                                                      ----------   ----------
Net increase in cash and cash equivalents                15,867        6,978

Cash and cash equivalents at beginning of period         20,312       13,487
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 36,179     $ 20,465
                                                      ==========   ==========



See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
             (dollars in thousands, except for per share data)

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


2.   Acquisitions

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany ("RSL") for $0.1 million in cash. RSL subsequently holds 88% of the share capital. As of May 1, 2003, Rofin-Marubeni Laser Corporation, Japan was renamed Rofin-Baasel Japan Corporation.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary RSL. In September 2001, Baasel Lasertech was transformed into Carl Baasel Lasertechnik GmbH & Co.KG ("CBL"), a limited partnership. The Company and the minority shareholder of CBL were party to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of Euro 6.3 million ($6.2 million), which along with accumulated interest of $0.4 million, was accrued for in accounts payable to related party as of September 30, 2002. Accordingly, since the acquisition the
financial statements presented CBL as if it was 100% owned.   Effective
December 31, 2002 the minority shareholder resigned from the limited partnership, and the remaining shares of CBL were purchased by RSL during 2003 for the fixed price of Euro 6.3 million.


3.   Investments in Marketable Securities

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which had been classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet. During the nine month period ended June 30, 2003 the Company sold the above mentioned securities for a total amount of $1.2 million. For the nine-month periods ended June 30, 2003 and 2002, the Company recorded realized gains of $0.3 million and unrealized gains of $0.1 million, respectively.

4.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:

                                                  June 30,     September 30,
                                                    2003           2002
                                                -----------     -----------
Finished goods                                   $  13,066       $  11,188
Work in progress                                    25,198          20,255
Raw materials and supplies                          25,521          20,169
Demonstration inventory                              6,040           6,548
Service parts                                       18,544          16,130
                                                -----------     -----------
    Total inventories, net                       $  88,369       $  74,290
                                                ===========     ===========


5.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  June 30,     September 30,
                                                    2003           2002
                                                -----------     -----------
Employee compensation                            $   9,913       $   9,039
Warranty reserve                                    11,003          10,036
Customer deposits                                   12,076           3,202
Income tax payables                                  7,231           5,699
Other                                               12,480          11,083
                                                -----------     -----------
Total accrued liabilities                        $  52,703       $  39,059
                                                ===========     ===========


6  Goodwill and Other Intangible Assets

On October 1, 2003, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles". Under SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to an annual impairment test. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested on an annual basis, at minimum, for potential impairment at the reporting unit level. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from other activities, operations, and assets of the entity. A reporting unit can be no higher than a reportable operating segment and would generally be lower that that level of reporting. The Company identified three reporting units: the German reporting unit; the United States reporting unit; and the reporting unit for the rest of the world.

Under SFAS No. 142, the fair value of each reporting unit is compared to its carrying amount. If the carrying value is below the fair value assessment, there will be no impairment loss. If the fair value is below the carrying value, then the company is required to perform an additional test to determine the impaired fair value of the goodwill and its carrying amount.

The Company completed the initial goodwill impairment testing required by SFAS No. 142 and determined that the fair value of each reporting unit exceeds its carrying value and accordingly, the second step of the impairment test was not required to be performed.

The following sets forth a reconciliation of net income and earnings per share information for the three and nine months ended June 30, 2003 and 2002, adjusted for the non-amortization provisions of SFAS No. 142:


                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
Net income - as reported        $  3,634    $  1,256    $ 10,449    $  2,634
Add back:
   Goodwill amortization
     (net of tax)                     --         632          --       1,836
                               ----------  ----------  ----------  ----------
   Adjusted net income          $  3,634    $  1,888    $ 10,449    $  4,470
                               ==========  ==========  ==========  ==========

Basic earnings per share:
   Reported net income          $   0.31    $   0.11    $   0.89    $   0.23
   Goodwill amortization              --        0.05          --        0.16
                               ----------  ----------  ----------  ----------
   Adjusted net income          $   0.31    $   0.16    $   0.89    $   0.39
                               ==========  ==========  ==========  ==========

Diluted earnings per share:
   Reported net income          $   0.30    $   0.11    $   0.88    $   0.23
   Goodwill amortization              --        0.05          --        0.16
                               ----------  ----------  ----------  ----------
   Adjusted net income          $   0.30    $   0.16    $   0.88    $   0.39
                               ==========  ==========  ==========  ==========

The changes in the carrying amount of goodwill for the nine month period ended June 30, 2003 are as follows:

                                             United     Rest of
                                Germany      States      World      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2002           $ 28,802    $  2,197    $ 10,054    $ 41,053
Currency exchange difference       4,060         352       1,565       5,977
                               ----------  ----------  ----------  ----------
Balance as of June 30, 2003     $ 32,862    $  2,549    $ 11,619    $ 47,030
                               ==========  ==========  ==========  ==========


The carrying value of other intangible assets are as follows:

                                   June 30, 2003         September 30, 2002
                               ----------------------  ----------------------
                                Gross                  Gross
                               Carrying  Accumulated  Carrying   Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                      $  5,160  $  1,078      $  4,448   $    706
  Client base                     6,795     2,008         5,858        931
  Other                             547       332           419        216
                               --------- ------------  --------  ------------
  Total                        $ 12,502  $  3,418      $ 10,725   $  1,853
                               ========= ============  ========  ============



Amortization expense for the three and nine months ended June 30, 2003 were $0.5 million and $1.2 million, respectively. At June 30, 2003, estimated amortization expense for the remainder of fiscal 2003 and the next five fiscal years based on the average exchange rates as of June 30, 2003, are as follows:

  2003 (remainder)                       $  0.5 million
  2004                                      1.6 million
  2005                                      1.6 million
  2006                                      1.6 million
  2007                                      1.1 million
  2008                                      1.1 million

7.  Guarantees

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires increased disclosures regarding certain guarantees and requires the recognition at fair value in the balance sheet of certain guarantees. The interpretation also requires disclosure of the accounting policy and methodology used in determining product warranty liabilities, in addition to a reconciliation of the changes in the liability during the
period.   The disclosure requirements of Interpretation No. 45 were adopted by the Company as of October 1, 2002 (see note 8). The recognition provisions were adopted by the Company as of December 31, 2002 to guarantees issued or modified after that date. The adoption of the recognition provisions of this interpretation did not have a material effect on the Company's financial position or results of operations as of the date of adoption.


8.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the nine-months ended June 30, 2003 is as follows:

Balance at September 30, 2002                            $   10,036
Additional accruals for warranties during the period          6,922
Usage during the period                                     ( 7,175)
Currency translation                                          1,220
                                                         -----------
Balance at June 30, 2003                                 $   11,003
                                                         ===========

9.  Stock Based Compensation

Effective January 1, 2003, the Company adopted the disclosure requirements of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123". The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
Net income - as reported        $  3,634    $  1,256    $ 10,449    $  2,634

Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects        $    169    $    193    $    506    $    580
                               ----------  ----------  ----------  ----------
Pro forma net income            $  3,465    $  1,063    $  9,943    $  2,054
                               ==========  ==========  ==========  ==========

Earnings per share:
  Basic - as reported           $    0.31   $   0.11    $   0.89    $   0.23
  Basic - pro forma             $    0.30   $   0.09    $   0.85    $   0.18
  Fully diluted - as reported   $    0.30   $   0.11    $   0.88    $   0.23
  Fully diluted - pro forma     $    0.29   $   0.09    $   0.84    $   0.18

10.  Net Income Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share ("EPS") reflects the potential dilution from common stock equivalents (stock options). The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             11,741,900  11,551,800  11,741,900  11,551,800
Potential additional shares
  due to outstanding dilutive
  stock options                   341,213      67,814     110,490      47,603
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      12,083,113  11,619,614  11,852,390  11,599,403
                               ==========  ==========  ==========  ==========


Excluded from the calculation of diluted EPS for the nine months ended June 30, 2003 and 2002, were 207,000 and 675,600 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect would have been antidilutive.


11.  Segment and Geographic Information

The Company manages its business under geographic regions that are aggregated together as one segment in the global industrial laser industry. Sales from these regions have similar long-term financial performance and economic characteristics. The products from these regions utilize similar manufacturing processes and use similar production equipment, which may be interchanged from group to group. The Company distributes, sells and services final product to the same type of customers from all regions.

Assets, revenues and income before taxes, by geographic region are summarized below:

                                                  June 30,  September 30,
                                                   2003          2002
                                               (Unaudited)    (Audited)
                                               ----------     ----------
      ASSETS                                       2003          2002
                                               ----------     ----------
           United States                       $  56,013      $  48,686
           Germany                               203,631        188,862
           Other                                 110,512         97,548
           Intercompany eliminations           (  89,299)     (  94,281)
                                               ----------     ----------
           Total assets                        $ 280,857      $ 240,815
                                               ==========     ==========

       REVENUES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
      United States            $  14,869   $  16,084   $  41,009   $  46,986
      Germany                     54,476      45,391     158,344     132,154
      Other                       20,959      15,946      55,070      44,287
      Intercompany eliminations ( 25,837)   ( 21,852)   ( 70,739)   ( 65,689)
                              ----------  ----------   ----------  ----------
                               $  64,467   $  55,569   $ 183,684   $ 157,738
                               ==========  ==========  ==========  ==========


       INTERCOMPANY REVENUES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                  2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
      United States            $   1,217   $   1,424    $   2,978  $   3,076
      Germany                     19,975      17,962       56,937     55,891
      Other                        4,645       2,467       10,824      6,722
      Intercompany eliminations ( 25,837)   ( 21,853)    ( 70,739)  ( 65,689)
                               ----------  ----------  ----------  ----------
                               $      --   $      --    $      --  $      --
                               ==========  ==========  ==========  ==========

       EXTERNAL REVENUES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                  2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
      United States            $  13,652   $  14,661    $  38,031   $  43,910
      Germany                     34,501      27,429      101,407      76,263
      Other                       16,314      13,479       44,246      37,565
                               ----------  ----------  ----------  ----------
                               $  64,467   $  55,569    $ 183,684   $ 157,738
                               ==========  ==========  ==========  ==========


       INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                  2003       2002        2003        2002
                               ----------  ----------  ----------  ----------
      United States            $   1,337   $     440    $   2,499   $   1,811
      Germany                      3,987       2,384       12,771       9,607
      Other                        2,733       1,081        4,803       1,328
      Intercompany eliminations (  2,152)   (  1,005)    (  1,846)   ( 4,135)
                               ----------  ----------  ----------  ----------
                               $   5,905   $   2,900    $  18,227   $   8,611
                               ==========  ==========  ==========  ==========

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

During the third quarter of fiscal years 2003 and 2002, respectively, we realized approximately 51% and 53% of revenues from the sale and servicing of laser products for macro applications and approximately 49% and 47% from the sale and servicing of laser products for marking and micro applications.

Management believes that the near term growth in the Company's macro business, especially in North America, will be under continued pressure given the current market environment for investment in capital goods. In the Company's marking and micro business management sees some positive developments from the semiconductor and electronics market which should lead to slightly increased sales in the coming quarters. Our high power diode pumped solid state laser products, which are sold primarily in our macro business, have experienced quality issues in the past that have affected the performance of certain units in the field. Management has established reserves for the associated costs estimated to be incurred during the coming quarters related to products that have been sold prior to June 30, 2003. Management believes that future profitability will not be materially affected due to the low business volume (4% of total sales) in the 9 month period ended June 30, 2003.

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

At June 30, 2003, Rofin-Sinar had 1,217 employees compared to 1,164 employees at June 30, 2002.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months           Nine Months
                                    Ended June 30,        Ended June 30,
                               ----------------------  ----------------------
                                  2003       2002         2003        2002
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  63%         68%         62%         65%
Gross profit                        37%         32%         38%         35%
Selling, general and
  administrative expenses           20%         20%         20%         21%
Research and development expenses    7%          7%          7%          6%
Goodwill and intangibles
  amortization                       1%          2%          1%          2%
Income from operations               9%          4%         10%          6%
Income before income taxes
  and minority interest              9%          5%         10%          5%
Net income                           6%          2%          6%          2%


Net Sales - Net sales of $64.5 million and $183.7 million represent increases of $8.9 million (16%) and $26.0 million (16%) for the three months and nine months ended June 30, 2003, as compared to the corresponding periods of fiscal 2002. The increase for the three-months ended June 30, 2003, compared to fiscal 2002, resulted from a net sales increase of $9.9 million (24%) in Europe/Asia, offset by a decrease of $1.0 million (7%), in the United States. The increase for the nine month period ended June 30, 2003, compared to the same period in fiscal 2002, resulted from a net sales increase of $31.9 million, or 28%, in Europe/Asia offset by a decrease of $5.9 million, or 13%, in the United States. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $8.0 million and $20.9 million for the three-month and nine-month periods ended June 30, 2003. Net sales of laser products for macro applications increased by $3.3 million (11%) to $32.9 million and by $8.1 million (9%) to $95.0 million for the three-month and nine-month periods ended June 30, 2003 as compared to the corresponding periods of fiscal 2002. This increase is primarily due to increased market acceptance of our diffusion-cooled slab laser models at the low and high power side. Net sales of lasers for marking and micro applications increased by 21% to $31.6 million for the three months ended June 30, 2003 and increased by 25% to $88.7 million for the nine months ended June 30, 2003 as compared to the corresponding periods in fiscal 2002. This increase can be attributed primarily to a slight recovery in demand for the Company's lasers for marking applications from the semiconductor and electronics industries and higher volumes of lasers for micro applications such as dental and jewelry.

Gross Profit - Our gross profit of $23.6 million and $69.3 million for the three-months and nine-months ended June 30, 2003 represent increases of $5.7 million (32%) and $13.4 million (24%) from the corresponding periods of fiscal 2002. As a percentage of sales compared to the three-month and nine-month periods of fiscal 2002, gross profit increased from 32% and 35% to 37% and 38%, respectively. The higher percentage margin was primarily a result of a favorable product mix, caused by higher marking and micro laser sales and a higher service and spare parts business volume. In addition, gross profit was favorably affected by $2.1 million and $5.9 million for the three-month and nine-month periods ended June 30, 2003 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $12.6 million and $36.6 million for the three-months and nine-months ended June 30, 2003 represent increases by $1.5 million (14%) and $3.4 million (10%) from the corresponding periods of fiscal 2002. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.5 million and $3.9 million for the three-month and nine-month periods ended June 30, 2003 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro. Taking into account this fluctuation, SG&A was consistent with the previous periods.

Research and Development Expenses - The Company spent net $4.7 million and $13.2 million on research and development (R&D) during the three-month and nine-month periods ended June 30, 2003. This represents an increase of 28% and 33%, for the three-month and nine-month periods as compared to the corresponding periods of fiscal 2002. Gross R&D expenses for the three-month periods ended June 30, 2003 and 2002 were $4.8 million and $3.8 million, respectively, and were reduced in both periods by $0.1 million of government grants. Gross R&D expenses for the nine-month periods ended June 30, 2003 and 2002 were $13.9 million and $10.5 million, respectively and were reduced by $0.7 million and $0.6 million of government grants, respectively. The Company expects to continue receiving governmental grants toward R&D. The increase in gross R&D is primarily a result of ongoing R&D work mainly in the area of diode pumped solid state lasers. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.8 million and $2.0 million for the three-month and nine-month periods ended June 30, 2003, due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Goodwill and intangibles amortization - As a result of our adoption of FASB Statement No. 142, "Goodwill and Other Intangibles", amortization expense for the three-month and nine-month periods ended June 30, 2003 amounted to $0.5 million and $1.2 million and was lower by $0.5 million and $1.6 million when compared to the same periods of fiscal year 2002.

Other Expense (Income) - Net other (income) expense of ($0.1) million and $0.1 million for the three-month and nine-month periods ended June 30, 2003 represents a decrease in income of $0.6 million and an increase in income of $1.3 million compared to the corresponding periods of fiscal 2002. The fluctuation in the nine-month period is primarily attributed to higher unrealized exchange gains resulting from certain intercompany indebtedness. Additionally, during the first quarter of fiscal 2002, other income was significantly affected by a one-time gain from the sale of our medical laser business.

Income Tax Expense - Income tax expense of $1.9 million and $7.1 million for the three-months and nine-months ended June 30, 2003 represent effective tax rates of 32% and 39%, compared to the prior fiscal year corresponding effective tax rates of 55% and 62%. This decrease is primarily due to higher earnings, lower amounts of nondeductible expenses for tax purposes, and the utilization of foreign tax credits for income tax purposes.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $3.6 million and $10.4 million for the three-months and nine-months ended June 30, 2003, which represents increases of $2.4 million and $7.8 million from the corresponding periods in fiscal 2002. For the three-months ended June 30, 2003, basic and diluted earnings per share equaled $0.31 and $0.30, respectively, based upon a weighted average of
11.7 million and 12.1 million common shares outstanding, as compared to basic and diluted earnings per share of $0.11 for the same periods in fiscal 2002.


Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2003 were cash and cash equivalents of $36.2 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $35.5 million (translated at the applicable exchange rate at June 30, 2003). As of June 30, 2003, $14.6 million was outstanding under the Deutsche Bank facility and $15.4 million under other lines of credit. Therefore, $30.5 million is unused and available under Rofin's lines of credit. There are no financial covenants which could restrict the Company from drawing money under these lines of credit.

Additionally, the Company has outstanding short and long-term debt with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. As of June 30, 2003, $39.9 million was outstanding under this credit agreement. To secure the financing of the acquisition the Company pledged 90.01% of the common shares of Carl Baasel Lasertechnik GmbH & Co. KG. As of June 30, 2003, $13.2 million was covered by this pledge.

Cash and cash equivalents increased by $15.9 million during the nine-months ended June 30, 2003. Approximately $17.0 million in cash and cash equivalents were provided by operating activities. This is primarily from improved operating performance in the nine-months ended June 30, 2003.

Uses of cash from investing activities totaled $2.4 million for the nine-months ended June 30, 2003 and related primarily to the acquisition of property and equipment.

Net cash used in financing activities totaled $0.7 million and was primarily related to an increase in additional paid in capital from the exercise of stock options offset by current period payments of bank debt.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the company's credit facilities and lines of credit, will provide adequate resources to meet both its capital requirements and operational needs on both a current and long term basis.


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

Exchange differences upon translation from each operating unit's functional currency to United States dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity had the effect of increasing total equity by $3.5 million at June 30, 2003 as compared to decreasing total equity by $7.2 million at September 30, 2002.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, gross profit, selling, general and administrative expenses, R&D expenses, goodwill and intangibles amortization, other expenses (income), income tax expense and net income, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

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


     Inventory Valuation

     Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Reserves for slow moving and obsolete inventories are provided based on current assessments about historical experience and future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. We evaluate the adequacy of these reserves quarterly. Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional reserves may be needed. Any changes in reserves will impact operating income during a given period.


     Warranty Reserves

     The Company provides for the estimated costs of product warranties when revenue is recognized. The Company relies upon historical experience, expectation of future conditions, and its service data to estimate its warranty reserve. The Company continuously monitors this data to ensure that the reserve is sufficient. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required. While such expenses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

     Pension

     The determination of the Company's obligation and expense for pension is dependent on the selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates, and rates of future compensation increases. In addition, the Company's actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop our valuations. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension benefits expense the Company has recorded or may record.

     The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. The Company has little latitude in selecting this rate, and it must represent the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense.

     To determine the expected long-term rate of return on plan assets, the Company considers the current and expected assets allocations, as well as historical and expected returns on various categories of plan assets.


Recently Issued Accounting Standards

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." The statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 in the second quarter of fiscal 2003 (see Note 9).

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. These entities have been commonly referred to as "special purpose entities." The underlying principle behind the new interpretation is that if a business enterprise has a controlling financial interest in an entity, defined in the guidance as a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity should be included in consolidated financial statements with those of the business enterprise. We do not expect the adoption of FIN 46 to have a material impact on our operating results or financial condition.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate that the adoption of SFAS No. 150 will require us to make any reclassifications in our consolidated financial statements.

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2003, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           June 30, 2003       June 30, 2003
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             232,000             140,000
Gunther Braun               --             130,000              50,000
Walter Volkmar           2,000             123,000              54,000
Carl F. Baasel          50,000              40,000               7,000
Louis Molnar                --              80,000               8,000
William R. Hoover (1)   40,500                  --                  --
Ralph E. Reins (1)      15,500                  --                  --
Gary K. Willis (1)      14,000                  --                  --

(1) Outside, non-executive director



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended June 30, 2003, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of June 30, 2003, the Company maintained a cash equivalents portfolio of $16.7 million, consisting mainly of taxable interest bearing securities and demand deposits, all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million, accordingly.

At June 30, 2003, the Company had short-term debt amounting to $25.9 million and long-term debt amounting to $20.2 with variable interest rates. Additionally the Company had long-term debt of $23.8 million with fixed interest rates. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.2 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2003, the Company held Japanese yen forward contracts with notional amounts of Euro 0.8 million and Euro forward exchange options with notional amounts of $3.3 million. The gains or losses resulting from a 10% change in currency exchange rates would not be material. Additionally, the Company entered into a currency and interest swap agreement of notional amount Swiss Francs 17.2 million to minimize the interest on long-term loan. The gains or losses resulting from a 10% change in currency exchange rates would result in an increase of $0.7 million or a decrease of $0.8 million of net income.



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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 31.1   Section 302 Certifications

               Exhibit 32.1   Section 906 Certifications

         (b)   Reports on Form 8-K

               We furnished a Form 8-K on May 8, 2003, which contained a copy of our press release announcing the second quarter financial results as well as informing readers of our then upcoming webcast to discuss our second quarter financial results on the same date.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   August 14, 2003         /s/  Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer