Form 10-K
ROFIN SINAR TECHNOLOGIES INC
filed 2003-12-23
CIK 1019361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003

                        Commission file number: 000-21377


                          ROFIN-SINAR TECHNOLOGIES INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


                      Delaware                                  38-3306461
     ---------------------------------------------         ---------------------
          (State of other jurisdiction of                    (I.R.S. Employer
                Identification No.)
           incorporation or organization)


         40984 Concept Drive, Plymouth, MI                         48170
     ---------------------------------------------         ---------------------
      (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (734) 455-5400

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                             ----------------------
                          Common Stock, $.01 par value
          Rights Associated with Common Stock, par value $.01 per Share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [ X ]  NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                  YES [ X ]  NO [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price of the stock on the NASDAQ National Market on December 19, 2003) was approximately $395,434,674.00

12,027,150 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 19, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders to be held in March 2004 are incorporated by reference herein at Part III, Items 10 - 13.

                          ROFIN-SINAR TECHNOLOGIES INC.

                                TABLE OF CONTENTS

                                                                            Page

PART I

     ITEM 1.    BUSINESS.......................................................4

     ITEM 2.    PROPERTIES....................................................24

     ITEM 3.    LEGAL PROCEEDINGS.............................................24

     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........25


PART II

     ITEM 5.    MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS...................................26

     ITEM 6.    SELECTED FINANCIAL DATA.......................................27

     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.. ........................28

     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK..........................................................33

     ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                DATA..........................................................34

     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................34

     ITEM 9A.   CONTROLS AND PROCEDURES.......................................34


PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.. .........35

     ITEM 11.   EXECUTIVE COMPENSATION........................................35

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................35

     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................35

     ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES. ......................36

PART IV

     ITEM 15.   EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K...........................................37

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

These factors include (among others):

     o downturns in the machine tool, automotive, semiconductor and electronics industries which may have, in the future, a material adverse effect on sales and profitability of the Company;

     o the ability of the Company's OEM-customers to incorporate its laser products into their systems;

     o the impact of exchange rate fluctuations, which may be significant because a substantial portion of the Company's operations are located overseas;

     o the level of competition and the ability of the Company to compete in the markets for its products;

     o the Company's ability to develop new and enhanced products to meet market demand or to adequately utilize its existing technology;

     o third party infringement of the Company's proprietary technology or third party claims against the Company for the infringement or misappropriation of their proprietary rights;

     o competing technologies that are similar to or that serve the same uses as the Company's technology;

     o the scope of patent protection that the Company is able to obtain or maintain;

     o the Company's ability to efficiently manage the risks associated with its international operations; and

     o    the other risks described under "Business-Risk Factors".

In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.  BUSINESS

COMPANY OVERVIEW AND HISTORY

Rofin-Sinar Technologies Inc., founded in 1996, (herein also referred to as "Rofin" or "RSTI" or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. Lasers are a non-contact technology for material processing which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer's production process. As a technological leader in CO2, solid state lasers and diode lasers, the Company is able to meet a broad range of its customers' material processing requirements.

Based on 2002 industry data, for laser products used for macro (cutting and welding) and marking and micro (fine cutting and fine welding and perforating) applications combined, the Company believes it has a worldwide market share (based on sales volume) of approximately 16% and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 20,000 laser sources since 1975 and currently has over 2,500 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2003, 2002, and 2001, respectively, approximately 53%, 53%, and 48% of the Company's revenues related to sales of laser products for macro applications and approximately 47%, 47%, and 52% related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and semiconductor and electronics industries. The Company sells directly to end-users and to original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate Rofin's laser sources with other system components. Many of Rofin's customers are among the largest global participants in their respective industries. During fiscal 2003, 2002, and 2001, 21%, 27%, and 21%, respectively, of the Company's sales were in North America, 65%, 60%, and 67%, respectively, were in Europe and 14%, 13% and 12%, respectively, were in Asia. See the "Geographic Information" Note in the consolidated financial statements for further information.

The financial statements included in this Annual Report on Form 10-K present the historical financial information of Rofin-Sinar Technologies Inc. and its wholly owned subsidiaries. These financial statements include the consolidated accounts of Rofin-Sinar Inc. ("RS Inc.") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 80% of Dilas Diodenlaser GmbH ("Dilas"), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 71% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Taiwan Ltd. (formed on July 1, 2002), 100% of Rofin-Baasel Korea Co. Ltd. (formed on July 22, 2002), and 83% of Rofin-Baasel Espana S.L.("RBE").

The financial statements of RSL include the consolidated accounts of its 88% owned subsidiary, Rofin-Baasel Japan Corporation (a Japanese corporation), its 100% owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH ("Rasant"), its 100% owned subsidiary, Carl Baasel Lasertechnik GmbH & Co. KG ("CBL"), and its 100% owned subsidiary, CBL Verwaltungsgesellschaft mbH.

The financial statements of CBL include the consolidated accounts of its wholly owned subsidiaries, Rofin-Baasel Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary, RSL, for 44.3 million Euro ($40.2 million at the May 10, 2000 exchange rate) in cash. Additionally, the Company refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. In September 2001, Baasel Lasertech was transformed into CBL, a limited partnership. Effective December 31, 2002, the remaining shares of CBL were purchased by the Company through RSL in January 2003 for Euro
6.3 million ($6.2 million at the December 31, 2002 exchange rate) under an option agreement between the Company and the former minority shareholder of CBL.

On February 28, 2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. At the end of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which were classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet. During the twelve month period ended September 30, 2003, the Company sold these securities for a total amount of $1.2 million. For the fiscal years ended September 30, 2003 and 2002, the Company recorded a realized gain of $0.3 million and an unrealized loss of $0.2 million, respectively.

On March 31, 2003 the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, through its wholly owned subsidiary RSL for $0.1 million in cash. The Company currently holds 88% of the share capital. As of May 1, 2003 Rofin-Marubeni Laser Corporation, Japan was renamed Rofin-Baasel Japan Corporation.

BUSINESS STRATEGY

The Company's business strategy is to maximize shareholder value by (i) strengthening its position as a leading supplier to the global market for cutting and welding applications (macro applications); (ii) capitalizing on its leadership position in marking applications (marking applications); (iii) extending its position in fine cutting, fine welding and perforating applications (micro applications); (iv) growing its revenues by cross-selling its various laser products to its existing large customer base; and (v) enlarging its market coverage geographically and by developing new applications. The Company believes that the major sources of its future growth will be the following:

     o    Developing New Laser Products through Technological Innovation:
          Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company's strategy. The Company is currently focusing its research and development activity on increasing the output power of its CO2/diffusion-cooled Slab lasers and modernizing its line of high-power fast flow CO2 lasers. The Company is also further expanding its series of end-pumped solid state lasers for marking and micro applications and is actively engaged in the development of diode-pumped solid state lasers based on the so-called "disc design". The Company's objective is that this new type of solid state laser will be capable of performing heavy industrial material processing applications, as well as fine cutting and fine welding applications, more precisely than previously possible.

     o    Focusing on Cross-Selling to Existing Customers in Target Markets:
          The Company intends to continue to focus its sales and marketing activities on the machine tool, automotive and semiconductor and electronics industries. The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. In addition, the Company has begun to focus on new markets such as medical instruments and components for medical instruments and the packaging industry. To exploit its opportunities by developing new applications for existing laser technologies, the Company intends, for example, to explore the potential for use of high-power CO2 lasers in car body assembly by using its remote welding systems concept in response to the interest shown by car manufacturers in reducing their reliance on spot-welding guns. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine-welding and micro-soldering for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. The Company is also developing a compact, low-priced version of its laser marker to capture additional market share through sales in the low-end marking market.

     o Capitalizing on Global Presence to Attract New Customers: The Company intends to capitalize on its customer base and the presence of its manufacturing, sales and service operations in the three principal geographic markets in which its customers operate (North America, Europe and the Asia/Pacific region) to increase market share in its existing industrial and geographic markets. The Company believes its global manufacturing, distribution and service network allows it to be more responsive to customers' needs and positions it to expand into additional promising markets which offer high long-term potential for growth.

     o Offering Customized Solutions Based on Standard Platform: While the Company offers a wide range of laser applications and develops customized solutions for its customers, these applications and solutions are built on a focused number of product families comprised of standardized laser sources. For example, for its OEM customers in the machine tool industry, the Company provides customized power supply packaging services. For its marking customers, the Company combines its standard laser marker with customized parts handling and software. For its micro applications customers, the Company delivers its standard laser sources in different customized packages. The Company believes that this product strategy has contributed to increases in product sales and intends to continue offering focused customization services and pursuing its initiatives to standardize its core products so as to lower its production costs and continue to improve its profitability.

     o Acquiring Complementary Business Operations or Products: Since 1997 the Company has completed five acquisitions, including its acquisitions of Dilas (1997), assets of Palomar Technologies UK Ltd.
          (1998), Rasant Alcotec GmbH (1999), Baasel Lasertech (2000), Z-Laser S.A. (2001) and a majority interest in

          Rofin-Marubeni Laser Corporation (Japan) (2003), and has successfully integrated these acquired businesses into its existing operations. Management believes that, collectively, these acquisitions have contributed to the Company's worldwide expansion and consolidated the Company's position in the fine cutting and fine welding and perforating markets (micro applications). The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings, or provide access to new geographical markets.

THE INDUSTRIAL LASER MARKET FOR MATERIAL PROCESSING

Over the past 30 years, lasers have revolutionized industrial manufacturing and have been used increasingly to provide reliable, flexible, non-contact, compact and high-speed alternatives to conventional technologies for processing various kinds of metal and non-metal materials in a broad range of advanced manufacturing applications. The industrial laser market is generally considered to be made up of laser sources sold for industrial applications including material processing, medical therapeutic, instrumentation, research, telecommunications, optical storage, entertainment, image recording, inspection, measurement and control, bar-code scanning and other end-uses.

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

Lasers are used for material processing because of the excellent focusability of laser beams. When focused through lenses and mirrors, the energy density in the focus spot is so high that metals and other materials can be melted and vaporized. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are pulse duration, wavelength, output power, spatial coherence and cost per watt of laser power. The three principal types of laser technologies used for material processing are CO2 lasers, solid state lasers and diode lasers.

CO2 lasers, which use CO2 gas as the lasing medium, are divided into high-power (above 500 W) and low-power (below 500 W) applications. There are two methods for CO2 excitation, radio frequency ("RF" or "HF") and direct current ("DC") excitation. Most high-power CO2 lasers are based on gas flow, which is a continuous supply of fresh laser gas flows through the laser cavity to create the energy necessary for excitation. Due to their ability to generate comparatively high levels of continuous wave ("CW") power, CO2 lasers are a particularly attractive laser medium for material processing applications. Material processing applications for CO2 laser sources vary according to the power output and configuration of the laser system. The primary applications for high power CO2 lasers are cutting and welding of metal. Low power CO2 lasers are used principally for marking, cutting and engraving of non-metal materials. While both low- and high-power CO2 lasers are used for cutting, the materials they are used to process and their physical size can vary significantly.

Solid state lasers use flash lamps or laser diodes as the source of excitation and are referred to as "flash-lamp pumped" or "diode pumped". The lasing medium is a solid state Neodymium Yttrium Aluminum Garnet (Nd:YAG) crystal rod. The Nd:YAG crystal rod and the flash lamps are positioned in a cavity, which is either a gold or a ceramic reflector. The output power is determined by the size of the rod and by the number of cavities within the laser resonator. Typical output powers vary from 50 W to 6000 W. Solid state lasers can be run in either a pulsed or continuous wave manner. Marking applications generally require higher pulsing frequencies which are achieved by inserting a Q-switch, which is a fast electro-optical shutter, into the laser resonator, enabling frequencies to be switched up or down in multiples of 10 kHz at a time. Recent development efforts in the area of solid state lasers have focused on the so-called "disc-design". In the "disc design" the lasing medium has the form of a thin crystal disc, which is excited by laser diodes in an optical multipass configuration.

Diode lasers involve the production of laser light in a special semiconductor structure on a Gallium Arsenide (GaAs) basis. A typical 10 mm long diode laser bar contains approximately 25 single laser emitters. When mounted on a specially-designed, highly-efficient heat sink, a diode bar is able to produce up to 50 watts of laser output power. A single high power diode module consists of: (1) a semiconductor wafer bar; (2) a micro channel cooling device, on which the laser bar is mounted; and (3) a micro-lens system, which is mounted in front of the laser bar and which collimates the laser beam in the high divergent optical axis. Power can be increased by stacking several diode modules on top of each other. Through optical combination of such stacks, output power in the kilowatt range can be achieved. Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment, soldering and plastic welding.

THE COMPANY'S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid state and diode laser sources and solutions in a variety of configurations and options. As a technological leader in CO2 lasers, solid state and diode lasers, the Company is able to meet a broad range of its customers' cutting and welding requirements. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer's production process. The Company's engineers and other technical experts work directly with the customer in the Company's applications centers to develop and customize the optimal solution for the customer's manufacturing requirements.

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

     o    cutting and welding (macro applications);

     o    fine cutting and fine welding and perforating (micro applications);
          and

     o    marking.

Besides offering laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their unique manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in:

     o product development and manufacturing services based on more than 25 years of laser technology experience and applications know-how;

     o application and process development, which means developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes;

     o system engineering, which means advising customers on machine design, including tooling, automation and controls for customers in need of "turn-key" solutions; and

     o extensive after-sales support of its laser products, including technical support, field service, maintenance and training programs, and rapid spare parts delivery.

The following table sets forth the Company's net sales of laser products used for macro applications and of laser products used for marking and micro applications in fiscal 2003, 2002, and 2001:

                                                     September 30,
                                     ------------------------------------------
Product Category*                       2003            2002            2001
-----------------------------------  -----------   ---------------  -----------
                                                   (in thousands)

Laser macro products                 $  136,715      $  117,341      $  106,615
Laser marking and micro products        121,031         104,607         113,942
                                     ----------      ----------      ----------
                                     $  257,746      $  221,948      $  220,557

_____________
* For each product category, net sales includes sales of service (including training, maintenance and repair) and spare parts.


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

The following table sets forth the Company's product categories by principal markets and principal applications:


PRODUCT CATEGORY             PRINCIPAL MARKETS                   PRINCIPAL APPLICATIONS
Laser macro products         Machine tool                        Cutting and welding of metals
                             Automotive                          Cutting and welding of metals
Laser micro products         Dental and jewelry                  Spot welding
                             Paper                               Perforating of cigarette tip paper
Laser marking products       Semiconductor and electronics       Marking of integrated circuits
                             Automotive                          Marking of labels and car instruments


LASER PRODUCTS FOR CUTTING AND WELDING - MACRO
----------------------------------------------

The Company's business strategy for its macro laser business is to grow its revenues by:

     o increasing its market share in its existing CO2 laser market through increased sales of its low and high power diffusion-cooled Slab-lasers;

     o developing diffusion cooled Slab-lasers with higher output power to achieve higher welding depths and faster speeds and thereby widen their potential usage;

     o    further developing the remote welding system concept;

     o continuing ongoing product engineering for its diode-pumped, rod type solid state lasers to further penetrate the market; and

     o focusing on the development of a diode-pumped, solid state disc laser for precise material processing and further increase of the output power of this laser type for heavy automotive applications.

The Company's family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

                                            MODE OF               PRINCIPAL
   LASER SERIES         POWER RANGE        EXCITATION              MARKETS              APPLICATIONS
   ------------     ---------------     ------------------      --------------       ------------------
 DC Slab Series     1.0 kW - 5.0 kW     High Frequency          Machine tool        Cutting and welding
 HF / RF Series     4.0 kW - 8.0 kW     High Frequency           Automotive               Welding
   TR Series       2.0 kW - 12.0 kW     Direct Current          Machine tool        Cutting and welding
   SC Series         100 W - 300 W      High Frequency          Machine tool        Cutting and marking

The Company believes that it is the only laser manufacturer of diffusion cooled, Slab-based lasers in the high-power range. In the DC Slab Series laser design, a radio-frequency excited gas discharge occurs between two water-cooled electrodes that have a large surface area that permits maximum heat dissipation. The core diffusion-cooled technology is protected by two patents, and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. The Company's current focus with respect to its Slab Series lasers is on continuing to both increase power output and further reduce manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

The Company's HF Series lasers combine proven cross-flow design principles with modern high-frequency discharge excitation technology. The Company ships this product predominantly to customers in the automotive industry, and their sub-suppliers, in the United States and Europe, where it has been used in a significant number of welding applications, including transmissions, tailored blanks, steel tubes and many other car parts and components. The RF Series uses the fast-axial flow technology from the Company's TR Series in combination with radio-frequency excitation and is especially designed for thick metal cutting.

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

The Company's family of solid-state laser products for macro applications, and their principal markets, are discussed below.

                                             MODE OF            PRINCIPAL
   LASER SERIES         POWER RANGE        EXCITATION            MARKETS            APPLICATIONS
   ------------     ---------------     ------------------      --------------   ------------------
 DY Series          550 W - 6.0 kW      Laser Diodes            Automotive       Cutting and welding

Rofin's DY Series of continuous wave solid-state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well-suited for integration into complex production systems for cutting and welding applications. The key competitive advantages of the DY Series lasers are the fact that they are diode-pumped and that they are designed to allow multiple power output configurations. These configurations include continuous-wave, pulsed and power ramping modes, which allows Rofin to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the DY Series laser such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows communication with a remote service center, are designed for easy maintenance. The diode pumping technology is characterized by high beam quality and high efficiency. These lasers are used principally in the automotive industry.

The Company's family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

                                             MODE OF            PRINCIPAL
   LASER SERIES         POWER RANGE        EXCITATION            MARKETS            APPLICATIONS
   ------------     ---------------     ------------------      --------------   ------------------
   Diode Lasers     10 W - 6.0 kW       Direct Current           Electronics           Soldering
                                                                 Machine tool      Surface hardening


The Company's diode lasers are designed to meet the requirements of a wide range of welding, soldering, and surface treatment applications. The Company's high-power laser diodes can be stacked into arrays achieving output powers in the multiple kilowatt range. In addition to their use in the automotive, machine tool and electronics markets, these lasers are also sold into the medical device and research markets. Additionally, laser diodes are sold as components both internally and externally.

LASER PRODUCTS FOR MARKING APPLICATIONS - MARKING

The Company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General Inc. and designed and introduced the "PowerLine" laser marker. Since then the Company has developed a broad line of leading laser markers that deliver optimal marking quality and speed on a wide range of materials. Rofin's advanced design and manufacturing capabilities in fiberoptic beam delivery systems allow it to offer flexible laser marking systems and easy laser integration for complex production processes, without compromising marking quality, contrast or speed.

Rofin builds its own solid state laser sources and utilizes its own proprietary marking software, Visual Laser Marker and LaserCAD, that enable it to tailor its marking solutions to a customer's unique requirements. Rofin's in-house software engineering group works with customers, particularly in the automotive and semiconductor industries, that have enterprise-wide computer networks linking production facilities in disparate geographic locations and that desire customized network interface solutions. The Company's laser marking products also incorporate high value-added software that enable them to efficiently interface with a customer's computers and support a broad range of network communications protocols.

The Company believes that the following factors have contributed to the growth that it has experienced in the laser marking business:

     o the Company's ability to tailor its laser marking solutions to the customer's requirements;

     o the Company's expertise in solid state laser beam power, mode structure and high frequency switching capability, which provides optimal marking quality (in terms of marking contrast and speed) on a wide variety of materials;

     o the Company's expertise in the design and manufacture of fiberoptic beam delivery systems, which allows it to offer flexible laser marking systems and easy laser integration for complex production processes, without compromising marking quality, contrast or speed; and

     o the Company's proprietary software, Visual Laser Marker and LaserCAD software, and other know-how that enable its laser marking products to interface with a customer's computers and support a broad range of network communications software.

The Company's business strategy for its laser marking business is four-fold:

     o to expand its position in the worldwide laser marking market, with a particular focus on the automotive and semiconductor and electronics industries;

     o to capitalize on its installed base of CO2 and Nd:YAG laser customers, primarily in the automotive industry, and to cross-sell its marking products to these same customers;

     o to widen the product range and sales coverage of its Vectorscan product, which produces laser marking on the moving object ("on-the-fly") of consumer goods by synchronizing object speed and galvo-head movement; and

     o to develop a compact, stand-alone laser marker targeted at the low-end portion of the laser marking market.

The Company's family of laser marking products is as follows:

                                             MODE OF            PRINCIPAL
   LASER SERIES         POWER RANGE        EXCITATION            MARKETS            APPLICATIONS
   ------------     ---------------     ------------------      --------------   ------------------
   PowerLine         10 W - 130 W       Flash Lamp or Laser    Semiconductor     Integrated circuits
  StarMark Series                             Diodes          and electronics         marking

    CombiLine        10 W - 130 W               n.a.              Automotive      Label marking
  StarMark Systems

    MultiScan           100 W             High Frequency          Packaging      Consumer goods
    Vectorscan                                                                       marking


PowerLine/StarMark Series - The Company's standard PowerLine and StarMark laser marking products consist of a CO2 or solid-state laser in the range of 10 watts to 130 watts, a galvo-head, a personal computer with state-of-the-art processor, and Rofin's proprietary Visual Laser Marker and LaserCAD software. The modular design of the PowerLine and StarMark markers enable customers to order the most suitable configuration for their production processes or systems (e.g., OEM-customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the end-user). The PowerLine and StarMark solid-state lasers incorporate either a dual or single lamp ceramic cavity design using "long-life" lamps or diode modules, both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company's proprietary Visual Laser Marker and LaserCAD software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application, among a wide variety of possible applications, is the marking of plastics and smart cards in the semiconductor and electronics industries.

CombiLine/StarMark Systems - Built on a modular design, the CombiLine and StarMark Systems consist of a PowerLine or StarMark laser marker that can be combined with a variety of parts handling systems developed by the Company, including: motor-driven positioning tables, foil handling systems for marking labels, conveyor belts and pick-and-place systems. These allow the CombiLine and StarMark Systems to be customized as a turn-key system.

MultiScan and Vectorscan - These Dot Matrix and Vectorscanning markers utilize a 100 watt sealed-off CO2 laser (SC Series) and feature the ability to mark components that are moving at high speeds. The principal market is the packaging industry.

LASER PRODUCTS FOR FINE CUTTING, FINE WELDING AND PERFORATING APPLICATIONS -
MICRO

After the acquisition of Baasel Lasertech the Company formed a separate sales and marketing group focused on micro applications. This group markets and sells a broad range of laser products, including lamp-pumped pulsed solid state lasers for various spot welding and fine cutting applications, CO2 Slab lasers for perforating applications, Q-switched solid state lasers for surface structuring and diode lasers for soldering and plastic welding applications. Relying on its many years of experience in perforating cigarette paper, the Company is pursuing new perforating applications in the packaging industry.

The Company's business strategy for its micro applications business is to:

     o further increase its share of the manual spot welding market in the jewelry and dental industries and develop customers in other industries that use a similar product and technology for industrial applications, such as tool repair;

     o focus on manufacturers of medical instruments and components for medical instruments using the Company's installed base of laser stent cutting systems in this industry;

     o increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods; and

     o    develop a new market for plastic welding applications.

The Company's family of laser products for micro applications is as follows:

                                             MODE OF            PRINCIPAL
   LASER SERIES         POWER RANGE        EXCITATION            MARKETS            APPLICATIONS
   ------------     ---------------     ------------------      --------------   ------------------
  StarWeld Series      20 W - 500 W       Flash Lamp            Dental, Jewelry      Spot welding
   StarCut Series     150 W - 300 W       Flash Lamp               Medical           Fine cutting
  PerfoLas Systems        n.a.               n.a.                   Paper            Perforating
  StarShape Systems       n.a.               n.a.                 Packaging          Perforating

StarWeld Series - Rofin's standard StarWeld laser products consist of pulsed solid-state lasers in the range of 20 watts to 500 watts. Although the StarWeld Series has a wide variety of possible applications, their main application is the fine-welding of jewelry and dental parts. Principal markets for these lasers are medical devices and the jewelry industry.

StarCut Series - Rofin's StarCut laser products use pulsed solid-state lasers in the range of 150 watts to 300 watts. Their main application is the fine cutting of medical devices and integrated circuits. Principal markets for these lasers are medical devices and the semiconductor and electronics industries.

PerfoLas Systems - The PerfoLas Systems consist of a high-power CO2 laser and a specially designed beam delivery and paper handling system that includes a laser beam splitter (PerfoLas Multiplexer) which allows customers to drill more than 500,000 holes per second into paper or foils. The main application for these lasers is perforation of cigarette tip paper.

StarShape Systems - The StarShape Systems consist of a CO2 or solid-state laser in combination with a galvo scanning head and is used for precise cutting, drilling, and surface structuring.

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications (cutting and welding) and marking and micro applications, Rofin operates application centers in eight countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Rofin's applications development group embodies the Company's laser technology experience and expertise gained in over 25 years of operating history in a broad range of industrial markets. To adapt to customers' needs, from time to time the Company acts as a systems integrator at the request of the customer and integrates its laser sources with other machine components selected by the Company to deliver a complete laser system to the end-user. Typically, this occurs with a customer that does not have its own in-house engineering resources and wishes to take advantage of the Company's laser processing expertise and comprehensive range of services. Many new applications, such as welding of tailored blanks, metal tubes and diamond-tipped saw blades, were pioneered in the Company's applications centers and have generated multiple laser orders for the Company over the years. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has 20 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries. Our three principal markets are the machine tool, automotive, and semiconductor and electronics industries. The following table sets forth the allocation of the Company's total sales among our principal markets:

                                                       Fiscal Years
                                   --------------------------------------------------
Principal Market                        2003              2002               2001        Primary Applications
-----------------------------      ---------------   ---------------    --------------   ---------------------
Machine Tool                              34%              38%                32%        Cutting
Automotive                                13%              18%                10%        Welding and component
                                                                                         marking
Semiconductor and Electronics             13%               9%                16%        Marking of integrated
                                   ---------------   ---------------    ---------------  circuits and smart cards
                                          60%              65%                58%

The remaining 40%, 35%, and 42%, respectively, of laser sales in fiscal 2003, 2002, and 2001 were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturers, job shops, jewelry, universities and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 35 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin's products into their own production systems. Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating Rofin;s products without any substantial involvement by Rofin. Lasers for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit and smart card marking applications). Laser micro products are marketed and sold directly to end-users and to OEM customers (mainly for jewelry and dental applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component and will often specify to the OEM that it desires a Rofin laser. In these cases, Rofin's application engineers work directly with the end-user to optimize the application's performance and demonstrate the advantages of the Company's products.

Rofin has approximately 100 direct sales engineers operating in 24 countries, of which approximately 30 employees are dedicated to marketing lasers for macro applications and approximately 70 are dedicated to marketing laser marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 14 independent representatives marketing the Company's laser products in Australia, Brazil, Denmark, Finland, India, Israel, Mexico, the People's Republic of China, the Philippines, Poland, Singapore, South Africa, Sweden and Thailand. These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin's products. All sales and delivery of product are conducted by the Company. Eight of the independent representative agreements are on an exclusive basis, with the other six on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six month cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg (Germany) and of laser diode components from Mainz (Germany). Worldwide sales and marketing of laser marking products is directed from Rofin's offices in Gunding-Munich (Germany) and, for laser micro products, from Starnberg, (Germany). In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland and the United Kingdom.

U.S. sales of Rofin's macro and micro laser products are managed out of the Company's Plymouth, Michigan facility and marking products are managed out of its Boxborough, Massachusetts facility. The Company also maintains a sales office in Tempe, Arizona to support the expansion of Rofin's laser marking business in the North American market.

The Company maintains sales and service offices in Japan, Singapore, South Korea and Taiwan to cover the Asia/Pacific region. Over the next five years, the Company expects demand for industrial lasers to increase in the Asia/Pacific region. The Company believes that the geographic market with the greatest long-term potential over the next 10 to 15 years is China, principally due to the expansion of domestic automobile and semiconductor and electronic production in that country. The Company has a technology license agreement with the Nanjing Electric Laser Center, or NELC, under which NELC manufactures CO2 laser sources for sale in the Chinese market.

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During fiscal 2003, 2002, and 2001, approximately 33%, 31%, and 29%, respectively, of the Company's revenues were generated from sales of after-sale services, replacement parts and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers. This close relationship is maintained as customers' needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. Rofin has 263 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's OEM customers also provide customer service and support to end-users.

Many of Rofin's laser products are operated 24 hours a day in high speed, quality-oriented manufacturing operations. Accordingly, the Company provides 24-hour, year-round service support to its customers in the United States, Germany, and the majority of other countries in which it operates. The Company plans to continue adopting similar service support elsewhere. In addition, eight-hour response time is provided to certain key customers. This support includes field service personnel who reside in close proximity to the Company's installed base. The Company provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems. The Company also offers regularly scheduled and intensive training programs and customized maintenance contracts for its customers.

Of Rofin's 263 customer service personnel, approximately 175 employees operate in the field in 50 countries. Field service personnel are also involved in the installation of the Company's systems.

Rofin's approach to the sale of replacement parts is closely linked to the Company's strategic focus on rapid customer response. The Company provides around-the-clock order entry and provides same or next day delivery of parts worldwide in order to minimize disruption to customers' manufacturing operations. Rofin typically provides a minimum one-year warranty for its products with warranty extensions negotiated on a case-by-case basis. It agrees to after-sales service and parts supply up to a period of 10 years, if requested by a customer. The Company's growing base of installed laser sources and laser-based systems is expected to continue to generate a stable source of parts and service sales.

COMPETITION

Laser Products for Cutting and Welding - Macro

The market for laser macro products and systems is fragmented and includes a large number of competitors, many of which are small or privately owned or which compete with Rofin on a limited geographic, industry-specific or application-specific basis. The Company also competes in certain target markets with competitors that are part of large industrial groups and have access to substantially greater financial and other resources than Rofin. Competition among laser manufacturers is also based on attracting and retaining qualified engineering and technical personnel. The overall competitive position of the Company will depend upon a number of factors, including product performance and reliability, price, customer support, manufacturing quality, the compatibility of its products with existing laser systems, and the continued development of products utilizing the technologies of diode lasers and diode pumped solid-state lasers.

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf, Fanuc and PRC (for high-power CO2 lasers), Excel/Synrad and Coherent (for low-power CO2 lasers), Trumpf (for solid-state lasers) and Optopower and Jenoptik (for diode lasers and laser diodes) compete in certain of the markets in which Rofin operates. However, in the Company's opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Rofin. We believe that only Trumpf has a product range and worldwide presence similar to that of the Company. The Company believes that it has a competitive advantage over these companies due to its exclusive access (for material applications of 500 watts and above) to the patented diffusion cooling technology incorporated in its CO2 Slab lasers. See "Intellectual Property".

Laser Marking and Micro Products

Significant competitive factors in the laser marking and micro market include system performance and flexibility, cost, the size of each manufacturer's installed base, capability for customer support, and breadth of product line. Because many of the components required to develop and produce a laser product for marking and micro applications are commercially available, barriers to entry into this market are low and the Company expects new competitive products to enter this market. The Company believes that its product range for marking and micro applications will compete favorably in this market primarily due to the performance and price characteristics of such products.

The Company's laser marking products compete with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company's micro products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro market include Trumpf, GSI Lumonics, Unitek Miyachi, Lasag and Excel/Control Laser.

Rofin also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting and marking. The Company believes that as manufacturing industries continue to modernize, seek to reduce production costs and require more precise and flexible production, the features of laser-based systems will become more desirable than systems incorporating conventional material processing techniques and processes. The increased acceptance of these laser applications by industrial users will be enhanced by laser product line expansion to include lower and higher power CO2 lasers, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of lower and higher power diode lasers and diode pumped solid-state lasers capable of performing heavy industrial material processing and marking and micro applications.

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2 and solid-state laser macro products at its Hamburg (Germany), Aschheim-Munich (Germany), Plymouth, Michigan, Atsugi-shi (Japan) and Kingston upon Hull (UK) facilities. The Company's laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Singapore and Boxborough, Massachusetts. Rofin's micro application products are manufactured and tested in Starnberg (Germany). The Company's diode laser products are manufactured and tested at its Mainz (Germany) facility. The Company's low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin's Slab laser electrodes is performed at the Overath (Germany) facility.

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

Rofin's in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company's finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. Although the Company minimizes the number of suppliers and component types wherever practicable it has at least two sources of supply for key items. The Company has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company estimates that 22% of its revenues are from the sale of products that require specialized components currently available from single sources. The Company has written agreements with such suppliers and has not had material delays in supplies from these sources. The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, and Mainz facilities are ISO 9001 certified. In addition the following facilities are ISO 9002 certified:
Pamplona (Spain), Milan (Italy) and Paris (France).

RESEARCH AND DEVELOPMENT

During fiscal 2003, 2002, and 2001, Rofin's net spending on research and development was $18.1 million, $13.2 million, and $14.8 million, respectively. In addition, the Company received funding under German government and European Union grants totaling $0.9 million, $1.1 million, and $1.2 million, in fiscal 2003, 2002, and 2001, respectively. Rofin has approximately 141 employees engaged in product research and development.

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

The Company's research and development activities are carried out in seven centers in Hamburg, Aschheim-Munich, Gunding-Munich, Starnberg and Mainz (all Germany), Kingston upon Hull (UK), and Plymouth, Michigan (USA) and are centrally coordinated and managed. Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for "Technische Physik" of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Edinburgh in the United Kingdom. These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

INTELLECTUAL PROPERTY

Rofin owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions.

While policies and procedures are in place to protect critical intellectual property rights, Rofin believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of Rofin's personnel. The Company is also a worldwide licensee of two U.S. patents and their corresponding foreign counterparts, which expire in 2007 and 2009, respectively. These licenses are exclusive for industrial material processing applications of 500 watts and above for the diffusion-cooled technology used in the Company's Slab Series CO2 lasers and non-exclusive for applications below 500 watts. In Rofin's view, the technology protected by these two patents represents a significant step forward in industrial laser technology for material processing and is an important source of Rofin's current revenues and future growth and profitability.

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe and Japan. Rofin currently holds 93 separate patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2004 to 2022. In addition, 42 patent applications have been filed and are under review by the relevant patent authorities. Rofin requires its employees and certain of its customers, suppliers, representatives, agents and consultants to enter into confidentiality agreements to further safeguard Rofin's intellectual property.

Rofin, from time to time, receives notices from third parties alleging infringement of such parties' patent or other intellectual property rights by Rofin's products. While these notices are common in the laser industry and Rofin has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, Rofin cannot assure that it would in the future prevail in any litigation seeking damages or expenses from Rofin or to enjoin Rofin from selling its products on the basis of such alleged infringement. Nor can Rofin assure that it would be able to develop any non-infringing technology or to license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against Rofin or its customers and a license were not made available to Rofin on commercially reasonable terms, Rofin would be adversely affected.

In September 2003, a claim brought by a competitor at the European Patent Office ("EPO") in July 1996 challenging one of the patents licensed exclusively by Rofin covering certain aspects of its diffusion-cooled CO2 Slab laser was settled. In August 2002, Rofin settled a claim brought by a competitor against Rofin-Baasel Inc. and Baasel Lasertech in U.S. federal courts for alleged infringement of a U.S. patent concerning a method of marking semiconductor material.

From time to time, Rofin files notices of opposition to certain patents on laser technologies held by others, including academic institutions and competitors of Rofin, which the Company believes could inhibit its ability to develop products in this area.

ORDER BACKLOG

The Company's order backlog was $59.0 million, $46.4 million, and $53.0 million, as of September 30, 2003, 2002, and 2001, respectively. The Company's order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The increase in the Company's order backlog from September 30, 2002 to September 30, 2003 was attributable to higher orders for markers from the semiconductor and electronics industries in Europe and Asia and higher macro laser orders from the machine tool industry. The fluctuation of the U.S. dollar in fiscal 2003 had a favorable effect of approximately $6.8 million on year-to-year order backlog. The decrease in the Company's order backlog from September 30, 2001 to September 30, 2002, was primarily attributable to a high sales volume during the fourth quarter of fiscal 2002. The fluctuation of the U.S. dollar in fiscal 2002 had a favorable effect of approximately $1.2 million on year-to-year order backlog.

An order is entered into backlog by Rofin when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range between 8-16 weeks from the date an order is placed. Although there is a risk that customers may cancel or delay delivery of their orders, orders for standard non-customized lasers can typically be allocated to other customers without significant additional costs. The Company also manages this risk by establishing the right to charge a cancellation fee that covers any material and developmental costs incurred prior to the order being cancelled. Enforcement of this right is dependent on many factors including, but not limited to, the customer's requested length of delay, the number of other outstanding orders with the same customer and the ability to quickly convert the canceled order to another sale. The Company's backlog on any particular date is not necessarily indicative of actual sales for any future period.

The Company anticipates shipping the present backlog during fiscal 2004.

EMPLOYEES

At September 30, 2003, Rofin had 1,194 full-time employees, of which 799 were in Germany, 119 in the United States, 32 in France, 43 in Italy, 105 in the United Kingdom, 23 in Spain, 8 in the Netherlands, 18 in Singapore, 9 in Korea, 11 in Taiwan, and 27 in Japan, whereas at September 30, 2002, Rofin had 1,192 full-time employees, of which 800 were in Germany, 157 in the United States, 31 in France, 42 in Italy, 83 in the United Kingdom, 16 in Spain, 8 in the Netherlands, 17 in Singapore, 5 in Korea, 7 in Taiwan, and 26 in Japan. The average number of employees for the fiscal year ended September 30, 2003 was 1,202.

While the Company's employees are not covered by collective bargaining agreements and the Company has never experienced a work stoppage, slowdown or strike, the Company's employees at its Hamburg and Starnberg facilities are each represented by a nine-person works council and in Gunding-Munich by a seven-person works council. Additionally, Hamburg and Gunding-Munich are represented by a four-person central works council. Matters relating to compensation, benefits and work rules are negotiated and resolved between management and the works council for the relevant location. The Company considers its relations with its employees to be good.

GOVERNMENT REGULATION

The majority of the Company's laser products sold in the United States are classified as Class IV Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health ("CDRH") of the U.S. Food and Drug Administration. The same classification system is applied in the European markets. Safety rules are formulated with "Deutsche Industrie Norm" (i.e., German Industrial Standards) or ISO standards, which are internationally harmonized.

CDRH regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. The Company's laser products for macro, micro and laser marking applications can result in injury to human tissue if directed at an individual or otherwise misused.

The Company believes that its laser products for macro, micro and marking applications are in substantial compliance with all applicable laws for the manufacture of laser devices.

RISK FACTORS

DOWNTURNS IN THE INDUSTRY, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, SEMICONDUCTOR AND ELECTRONICS INDUSTRIES, MAY HAVE, IN THE FUTURE, A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive and semiconductor and electronics industries. We estimate that approximately 60% of our laser sales during fiscal 2003 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during a downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any downturn or slowdown in the machine tool, automotive, semiconductor and electronics industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 75% of our current sales are denominated in other currencies, including the Euro, British pound, Singapore dollar, Japanese yen, Korean won and Taiwanese NT dollar. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure in the future.

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

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 35 countries, with Germany, the rest of Europe, the United States and the Asia/Pacific region being our principal markets. Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

     o the general political and economic conditions in each such country or region;

     o    overlap of differing tax structures;

     o    management of an organization spread over various jurisdictions; and

     o unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations, such as import and export licensing requirements and trade restrictions.

OUR FAILURE TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL BUSINESS OPERATIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our profitability may be adversely affected by economic slowdowns in the United States, Europe, or the Asia/Pacific region. A recession in these economies could trigger a decline in laser sales to the machine tool, automotive, or semicondutor/electronics industries, and any related weaknesses in their respective currencies could adversely affect consumer demand for our products, the U.S. dollar value of our foreign currency denominated sales, and ultimately our consolidated results of operations.

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

We have experienced and expect to continue to experience some fluctuations in our quarterly results. We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ National Market and the Frankfurt Stock Exchange, to fluctuate, perhaps substantially. Factors which may have an influence on the Company's operating results in a particular quarter include:

     o    the timing of the receipt of orders from major customers;

     o    product mix;

     o    competitive pricing pressures;

     o    the relative proportions of domestic and international sales;

     o our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

     o the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities;

     o    foreign currency fluctuations;

     o ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity desired and at the prices we have budgeted;

     o    our ability to control expenses; and

     o    costs related to acquisitions of businesses.

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

Other factors that we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by us or our competitors, developments with respect to intellectual property and shortfalls in our operations relative to analysts' expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor and electronics and automotive industries, may adversely affect the market prices of our common stock on the NASDAQ and the Frankfurt Stock Exchange.

THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD INCREASE OUR COSTS, REDUCE OUR SALES OR CAUSE US TO LOSE MARKET SHARE.

The laser industry is characterized by significant price and technical competition. Our current and proposed laser products for macro and marking and micro applications compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks and larger installed customer bases than us.

We believe that competition will be particularly intense in the CO2, diode laser and solid-state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in these markets, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. See also "Business-Competition."

OUR FUTURE GROWTH AND COMPETITIVENESS DEPEND UPON OUR ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS TO MEET MARKET DEMAND AND TO INCREASE OUR MARKET SHARE FOR LASER MARKING AND MICRO PRODUCTS.

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products. To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources and diode lasers. In order to increase market demand for these products, we will need to devote substantial resources to:

     o    broadening our CO2 laser product range;

     o increasing the output power of our CO2 laser sources, diode lasers and diode pumped, solid-state laser products; and

     o continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

A large part of our growth strategy depends upon being able to increase substantially our worldwide market share for laser marking and micro products.

Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Our ability to control costs is limited by our need to invest in research and development. If we are unable to implement our strategy to develop new and enhanced products, our business, operating results and financial condition could be adversely affected. No assurance can be given that we will successfully implement our business strategy or that any of the newly developed or enhanced products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - The Company's Laser Products".

IF WE LOSE OUR KEY MANAGEMENT PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

Our future success depends in large part upon the leadership and performance of our executive management team, including our Chief Executive Officer and Chief Financial Officer, and key employees at the operating level. These key employees include technical, sales and support personnel for our operations on a worldwide basis. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE NEW OPERATIONS OR INTEGRATE FUTURE ACQUISITIONS, WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

One of the ways in which we seek to grow our company is through strategic acquisitions of companies with complementary operations or products. We may be unable to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. Future acquisitions may require us to obtain additional debt or equity financing, which may not be available on terms acceptable to us, if at all. In connection with future acquisitions, we may assume the liabilities of the companies we acquire. Any debt that we incur to pay for future acquisition could contain covenants that restrict the manner in which we operate our business. Any new equity securities that we issue for this purpose would be dilutive to our existing stockholders. If we buy a company or a division of a company, we may experience difficulty integrating that company or division's personnel and operations, which could negatively affect our operating results.

In addition:

     o the key personnel of the acquired company may decide not to work for us;

     o we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

     o we may be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

     o our ongoing business may be disrupted or receive insufficient management attention; and

     o we may not be able to realize the cost savings or other financial benefits we anticipated.

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 22% of our revenues are derived from sales of products that require specialized components only available from single sources. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any. If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance and market acceptance.

OUR FAILURE TO PROTECT OUR PROPRIETARY TECHNOLOGY OR TO AVOID LITIGATION FOR INFRINGEMENT OR MISAPPROPRIATION OF PROPRIETARY RIGHTS OF THIRD PARTIES COULD RESULT IN A LOSS OF REVENUES AND PROFITS.

From time to time, we receive notices from third parties alleging infringement of such parties' patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling its products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers and a license was not made available to us on commercially reasonable terms, we would be adversely affected.

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

We currently hold 93 United States and foreign patents on our laser sources, with expiration dates ranging from 2004 to 2022. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. Of particular importance is the license of two patents related to the sales of our Slab Series CO2 lasers, which we estimate to account for approximately 22% of our revenue. In addition, 42 patent applications have been filed and are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also "Business-Intellectual Property".

ANY DEFECTS IN OUR PRODUCTS OR CUSTOMER PROBLEMS ARISING FROM THE USE OF OUR PRODUCTS MAY SERIOUSLY HARM OUR BUSINESS AND REPUTATION.

Our laser products are technologically complex and may contain known and undetected errors or performance problems. In addition, performance problems can also be caused by the improper installation of our products by a customer. These errors or performance problems could result in customer dissatisfaction, which could harm our sales or customer relationships. In addition, these problems may cause us to incur significant warranty and repair costs and divert the attention of our engineering personnel from our product development efforts.

ITEM 2.  PROPERTIES

The Company's manufacturing facilities include the following:

                                   Owned or           Size
Location of Facility                 Leased          (sq. ft.)      Primary Activity
--------------------------      ---------------     -----------     ----------------------------------
Hamburg, Germany                    Owned*            142,547       CO2 lasers, solid-state lasers
Starnberg, Germany                  Leased             89,017       Laser marking and micro products,
                                                                    power supplies
Gunding-Munich, Germany             Leased             65,302       Solid-state lasers, laser marking
                                                                    products
Plymouth, Michigan                  Leased             52,128       CO2 lasers
Kingston upon Hull,
   United Kingdom                   Leased             48,485       Low-power CO2 lasers
Aschheim-Munich, Germany            Leased             23,080       CO2 lasers
Boxborough, Massachusetts           Leased             22,000       Laser marking products
Mainz, Germany                      Leased             29,332       Diode lasers & components
Overath, Germany                    Leased             14,447       Coating of materials
Sakai Atsugi-shi, Japan             Leased              9,763       CO2 lasers
Pamplona, Spain                      Owned              7,532       Laser marking systems
Singapore                           Leased              6,026       Laser marking products


___________
* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.

The Kingston upon Hull, United Kingdom facility lease expires in 2007. The Gunding-Munich (Germany) facility lease expires in 2005 and 2007, with an optional yearly notice of termination. The leases on its Japanese facilities in Atsugi-shi expire in 2004 with a renewal option for three years. The Mainz (Germany) facility lease expires in 2010 and the Overath (Germany) facility leases expire in 2008. The Singapore facility lease expires in 2006, with a renewal option for three years. The Starnberg (Germany) main facility is leased until 2017 from a member of the Company's board of directors and includes a clause to terminate the lease contract within a two-year notice period during the contract period. The Aschheim-Munich (Germany) facility lease expires in 2010, with a renewal option until 2015. The leases on its U.S. facilities in Boxborough, Massachusetts and Plymouth, Michigan expire in 2006 and 2012, respectively.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Aschheim-Munich, Starnberg, Gunding-Munich, Mainz, Kingston upon Hull and Plymouth locations. The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona property which is owned.

The Company believes that its existing facilities are adequate to meet its currently projected needs for the next 12 months and that suitable additional or alternative space would be available, if necessary, in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been and is likely to be involved from time to time in litigation involving its intellectual property and ordinary routine litigation arising in the ordinary course of business. The Company is not aware of any material legal proceedings currently existing or pending against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 2003.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market and also on the Prime Standard Segment of the Frankfurt Stock Exchange, under the symbol RSTI and international securities identification number (ISIN) US7750431022, respectively. The table below sets forth the high and low sales prices of the Company's common stock for each quarter ended during the last two fiscal years as reported by the National Association of Securities Dealers, Inc.:

                                                      Common Trade Prices
                                                -------------------------------
               Quarter ended                      High                Low
               ----------------------           ----------         ------------
               December 31, 2001                $  10.15            $   7.10
               March 31, 2002                   $  11.01            $   8.20
               June 30, 2002                    $  10.65            $   8.77
               September 30, 2002               $   9.51            $   6.30
               December 31, 2002                $   8.82            $   5.18
               March 31, 2003                   $  11.45            $   7.32
               June 30, 2003                    $  17.32            $  10.87
               September 30, 2003               $  27.21            $  13.32


At December 19, 2003, the Company had 13 holders of record of its common stock and 12,027,150 shares outstanding. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table set forth selected consolidated financial data for the five fiscal years ended September 30, 2003. The information sets forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Annual Report.

                                                                    Year ended September 30,
                                                -------------------------------------------------------------------------
                                                 2003            2002             2001            2000          1999
                                              -----------   ------------      ----------        ---------     ---------
                                                            (in thousands, except per share amounts)
STATEMENT OF OPERATION DATA:
Net sales                                      $257,746        $221,948         $220,557         $171,187      $124,024
Cost of goods sold                              161,465         143,128          138,408          109,702        82,230
Gross profit                                     96,281          78,820           82,149           61,485        41,794
SG&A expenses                                    51,282          46,401           41,841           29,593        23,706
R&D expenses                                     18,060          13,249           14,798           12,953        11,808
Amortization expense                              1,654           3,762            3,653            1,701           341
Special charge                                       --              --              700               --            --
Income from operations                           25,285          15,408           21,157           17,238         5,939
Net interest expense (income)                     3,249           3,407            3,328              637         (702)
Income before income taxes                       24,727          12,385           18,177           16,079         6,875
Net tax expense                                   9,422           7,384           10,962            8,202         3,242
Net income                                       15,305           5,001            7,215            7,877         3,633
Net income per common
   share - Basic                                   1.31            0.43             0.62             0.68          0.32
Net income per common
   share - Diluted                                 1.29            0.43             0.62             0.68          0.32
Shares used in computing net
   income per share - Basic                      11,640          11,552           11,547           11,538        11,527
Shares used in computing net
   income per share - Diluted                    11,863          11,592           11,601           11,622        11,527

OPERATING DATA (as percentage of sales):
Gross profit                                      37.4%           35.5%            37.2%            35.9%         33.7%
SG&A expenses                                     19.9%           20.9%            19.0%            17.3%         19.4%
R&D expenses                                       7.0%            6.0%             6.7%             7.6%          9.5%
Income from operations                             9.8%            6.9%             9.6%            10.1%          4.8%
Income before income taxes                         9.6%            5.6%             8.2%             9.4%          5.5%


BALANCE SHEET DATA:
Working capital                                 $98,759         $81,661          $65,407          $62,648       $73,734
Total assets                                    291,486         240,815          227,304          218,414       147,213
Line of credit and loans                         68,833          63,135           64,312           74,921        27,271
Stockholders' equity                            140,586         108,418           99,051           90,719        90,676


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. is a leader in the design, development, engineering, manufacture and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials.

During fiscal year 2003, 53% of revenues related to sales for macro applications and approximately 47% related to sales of laser products for marking and micro applications.

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg (Germany). In September 2001 Baasel Lasertech was transformed into Carl Baasel Lasertechnik GmbH & Co. KG ("CBL"), a limited partnership. The Company and the minority shareholder of CBL were party to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of Euro 6.3 million, which along with accumulated interest of $0.4 million, was accrued for in accounts payable to related party as of September 30, 2002. Accordingly, the accompanying financial statements present CBL as if it was 100% owned. Effective December 31, 2002, the minority shareholder resigned from the limited partnership and the remaining shares of CBL were purchased by RSL during fiscal 2003 for the fixed price of Euro 6.3 million ($6.2 million at the December 31, 2002 exchange rate).

On February 28, 2001, the Company acquired 80% of the share capital of Z-Laser S.A. through its wholly owned subsidiary Rofin-Baasel Espana, S.A., Barcelona, Spain for $3.3 million in cash. At the end of June 2001, Z-Laser S.A. was merged into Rofin-Baasel Espana S.L. As a result of this merger, the minority shareholder owns 17% of the total stock of the new Spanish subsidiary.

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities which have been classified as trading securities, under "other current assets and prepaid expenses" in the accompanying balance sheet. During the twelve month period ended September 30, 2003 the Company sold the above mentioned securities for a total amount of $1.2 million. For the fiscal years ended September 30, 2003 and 2002, the Company recorded a realized gain of $0.3 million and an unrealized loss of $0.2 million, respectively.

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg (Germany) for $0.1 million in cash. The Company subsequently holds 88% of the share capital. As of May 1, 2003, Rofin-Marubeni Laser Corporation, Japan was renamed Rofin-Baasel Japan Corporation.

Outlook

Management believes that the near term growth in the Company's macro business, especially in North America, will be under continued pressure given the current market environment for investment in capital goods. In the Company's marking and micro business management sees some positive developments from the semiconductor and electronics market. Our high power diode pumped solid state laser products, which are sold primarily in our macro business, have experienced quality issues in the past that have affected the performance of certain units in the field. For this reason, based on available information and the Company's estimation of what would be required to resolve the quality issues in the affected diode laser products, the Company established a reserve of $0.3 million. In fiscal 2001 and 2002, the Company added $2.9 million to this reserve, of which $1.2 million was in total utilized. In fiscal 2003, the Company utilized $1.8 million of this reserve and added $2.2 million to increase the reserve to $2.4 million. The Company believes this reserve is adequate to address the associated costs (including an estimate of the related material, labor and transportation costs) estimated to be incurred related to these products that have been sold prior to September 30, 2003. The Company also believes that future profitability will not be materially affected by this issue due to the low business volume (5% of total sales) attributable to these products in fiscal 2003. See "Warranty Reserves."

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note 1 of the consolidated financial statements. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

Allowance for Doubtful Accounts

The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers' financial condition and liquidity. If the financial condition of the Company's customers were to deteriorate, additional allowances may be required. No individual customer represents more than 10% of total accounts receivable.

Inventory Valuation

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. The valuation of slow moving and obsolete inventories are provided based on current assessments about historical experience and future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes, and changes in strategic direction that are uncertain, and require estimates and management judgment. Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional adjustments to inventory valuation may be needed.

Warranty Reserves

The Company provides reserves for the estimated costs of product warranties when revenue is recognized. The Company relies upon historical experience, expectation of future conditions, and its service data to estimate its warranty reserve. The Company continuously monitors these data to ensure that the reserve is sufficient. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims (such costs may include material, labor and travel costs), revisions to the estimated warranty liability would be required. While such expenses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

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

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations:

                                                     Fiscal Year Ended September 30,
                                                 ---------------------------------------
                                                    2003          2002           2001
                                                  -------        -------        -------
Net sales                                           100%           100%           100%
Cost of goods sold                                   63%            64%            63%
Gross profit                                         37%            36%            37%
Selling, general and administrative expenses         20%            21%            19%
Research and development expenses                     7%             6%             7%
Goodwill and intangibles amortization                 0%             2%             1%
Income from operations                               10%             7%            10%
Income before income taxes                           10%             6%             8%
Net income                                            6%             2%             3%


FISCAL 2003 COMPARED TO FISCAL 2002

Net Sales - Net sales of $257.7 million represents an increase of $35.8 million, or 16%, over the prior year. Net sales increased $41.4 million, or 25%, in Europe/Asia and decreased $5.6 million, or 10%, in the United States, as compared to the prior year. The U.S. dollar weakened against foreign currencies, which had a favorable effect on net sales of $28.2 million. Net sales of laser products for macro applications increased by 17% to $136.7 million, over the prior year, primarily due to a result of higher macro laser shipments to the machine tool industry. Net sales of lasers for marking and micro applications increased by 16% to $121.0 million compared to fiscal 2002, mainly as a result of slightly higher marking laser shipments to the semiconductor and electronics industry and higher micro laser shipments to the dental and jewelry industries.

Gross Profit - The Company's gross profit of $96.3 million increased by $17.5 million, or 22%, over the prior year. As a percentage of sales gross profit increased from 36% to 37%. The higher percentage margin in fiscal 2003 was primarily a result of the overall change in the product mix and lower cost in relation to our high powered solid state laser products. Gross profit was favorably affected by $7.7 million in fiscal 2003 due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $4.9 million, or 11%, to $51.3 million, compared to fiscal 2002 primarily due to the implementation of a new computer system within the German operations ($1.2 million) and severance expenses ($0.5 million). As a percentage of net sales, selling, general and administrative expenses decreased from 21% to 20%. Selling, general and administrative expenses were unfavorably affected by $5.3 million in fiscal 2003 due to the weakening of the U.S. dollar.

Research and Development - The Company spent net $18.1 million on research and development, which represents an increase of $4.9 million, or 37%, over fiscal 2002 primarily due to ongoing research and development work mainly in the area of diode pumped solid-state lasers. Gross research and development expenses for fiscal 2003 and 2002 were $19.0 million and $14.3 million, respectively, and were reduced by $0.9 million and $1.1 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving government grants towards research and development, especially in Europe. Research and development expenses were unfavorably affected by $2.5 million in fiscal 2003 due to the weakening of the U.S. dollar.

Income Tax Expense - Income tax expense of $9.4 million in fiscal 2003 and $7.4 million in fiscal 2002 represent effective tax rates of 38.1% and 59.6%, respectively. The lower effective tax rate in 2003 is mainly due to a higher earnings basis, the elimination of non-deductible goodwill amortization, and the utilization of foreign tax credits.

Net Income - As a result of the foregoing factors, the Company's net income of $15.3 million ($1.29 per diluted share) in fiscal 2003 increased by $10.3 million over the prior year's net income of $5.0 million ($0.43 per diluted share). Currency translation decreased net income by $1.2 million, or 7%, of fiscal 2003 net income.

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales - Net sales of $221.9 million represents an increase of $1.4 million, or 0.6%, over the prior year. Net sales decreased $11.8 million, or 7%, in Europe/Asia and increased $13.2 million, or 29%, in the United States, as compared to the prior year. The U.S. dollar weakened against foreign currencies, which had a favorable effect on net sales of $4.3 million. Net sales of laser products for macro applications increased by 10% to $117.3 million, over the prior year, primarily due to a result of higher macro laser shipments to the machine tool industry. Net sales of lasers for marking and micro applications decreased by 8% to $104.6 million compared to fiscal 2001, mainly as a result of lower marking laser shipments to the semiconductor and electronics industry.

Gross Profit - The Company's gross profit of $78.8 million decreased by $3.3 million, or 4%, over the prior year. As a percentage of sales gross profit decreased from 37% to 36%. The lower percentage margin in fiscal 2002 was primarily a result of the overall change in product mix and higher than anticipated costs in our laser diode related high-power laser products. Gross profit was favorably affected by $0.4 million in fiscal 2002 due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $4.6 million or 11% to $46.4 million, compared to fiscal 2001 primarily due to additional legal expenses to settle the outstanding patent infringement case ($2.3 million) and a write-off and an increase in the allowance for bad debts ($1.1 million), as a result of some large customers declaring bankruptcy in the current year. As a percentage of net sales, selling, general and administrative expenses increased from 19% to 21%. Selling, general and administrative expenses were unfavorably affected by $0.9 million in fiscal 2002 due to the weakening of the U.S. dollar.

Research and Development - The Company spent net $13.2 million on research and development, this represents a decrease of 10%, or $1.5 million, over fiscal 2001 primarily due to lower material costs and more man power spent on cost of goods sold. Research and development spending is dependent on the latest technology changes and product life cycles, which can significantly impact spending volumes. Gross research and development expenses for fiscal 2002 and 2001 were $14.3 million and $16.0 million, respectively, and were reduced by $1.1 million and $1.2 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving government grants toward research and development, especially in Europe. Research and development expenses were unfavorably affected by $0.4 million in fiscal 2002 due to the weakening of the U.S. dollar.

Income Tax Expense - Income tax expense of $7.4 million in fiscal 2002 and $11.0 million in fiscal 2001 represent effective tax rates of 59.6% and 60.3%, respectively. The effective tax rate exceeds the actual statutory rate (which ranges from 30% to 46%) principally due to minority interest and other permanent differences, non-deductible goodwill amortization and increases in the deferred tax asset valuation allowance, offset by the effect of changes in the tax law in the U.S.

Net Income - As a result of the foregoing factors, the Company's net income of $5.0 million ($0.43 per diluted share) in fiscal 2002 decreased by $2.2 million over the prior year's net income of $7.2 million ($0.62 per diluted share). As an effect of currency translation, net income decreased by $1.2 million, or 19%, of fiscal 2002 net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity at September 30, 2003 were cash and cash equivalents of $44.5 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $39.1 million (translated at the applicable exchange rate at September 30, 2003). As of September 30, 2003, $12.6 million was outstanding under the Deutsche Bank facility and $15.8 million under other lines of credit. Therefore, $35.7 million is unused and available under Rofin's lines of credit. There are no financial covenants which would restrict the Company from drawing money under these lines of credit.

Additionally, the Company has outstanding short-term and long-term debt with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At September 30, 2003, $40.4 million was outstanding under this credit agreement.

Cash and cash equivalents increased by $24.2 million during fiscal 2003. Approximately $25.9 million in cash and cash equivalents were provided by operating activities, primarily as the result of net income and other non-cash items, principally depreciation and amortization. Additionally, operating cash flows were impacted due to an increase in accrued liabilities resulting from a $6.1 million down payment for a technical license agreement, offset by a decrease in accounts payable resulting from the payment made to purchase the remaining shares of CBL.

Uses of cash from investing activities totaled $3.3 million for the year ended September 30, 2003 and related primarily to various additions to property and equipment in connection with the expansion of the Company's operations ($3.5 million) partially offset by the cash of proceeds from sale of fixed assets ($0.2 million).

Net cash used in financing activities totaled $1.1 million and was primarily related to current period repayments of bank debt of $4.7 million and offset by an increase in stockholders equity of $3.7 million related to the issuance of additional common stock through the exercise of stock options.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet both its capital requirements and operational needs on both a current and a long term basis in fiscal 2004.

The following table illustrates the Company's short and long-term contractual obligations.

                                         Payments due by period (in thousands)
                                         -------------------------------------
                                            Less than      1-3        3-5     More than
Contractual Obligations            Total     1 Year       Years      Years     5 Years
-----------------------            -----    ---------     -----      -----    ---------
Long Term Debt Obligations       $ 33,052    $   -       $ 32,803    $  249       $ --
Capital lease Obligations             259      142            109         8
Operating Lease Obligations        17,960    4,766          8,209     3,141      1,844
Purchase obligations               27,422   27,422             --        --         --
Other long-term liabilities
  reflected on the registrant's        --       --             --        --         --
  Balance Sheet under GAAP             75       --             49        26         --
                                -------------------------------------------------------
Total                            $ 78,768  $32,329        $41,171    $3,424     $1,844
                                =======================================================


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

Exchange differences upon translation from each operation's functional currency to United States dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity had the effect of increasing total equity by $6.7 million at September 30, 2003 and decreasing total equity by $6.2 million at September 30, 2002.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 2003, 2002 and 2001 net sales, gross profit and income from operations.

                                ---------------------------------------------------------------------------------
                                      Fiscal 2003                  Fiscal 2002                 Fiscal 2001
                                  --------------------------  --------------------------  -----------------------
                                                At 2002                      At 2001                    At 2000
                                                Exchange                    Exchange                    Exchange
                                   Actual        Rates         Actual         Rates       Actual        Rates
                                  ---------     --------        --------    ---------     --------     ----------
                                                                   (in millions)
Net sales                            $257.7      $ 229.5       $ 221.9       $ 217.6      $ 220.6       $ 234.7
Gross profit                           96.3         88.5          78.8          78.4         82.1          86.4
Income from operation                  25.3         25.3          15.4          16.3         21.2          21.9


Between fiscal 2003 and 2002, the Euro yearly average strengthened against the U.S. dollar by approximately 15%. The impact of this strengthening was to increase net sales and gross profit by $28.2 million and $7.8 million, respectively, because approximately 75% of sales are denominated in other currencies, primarily the Euro. However, because more than 75% of operating expenses are also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses, thereby having no impact on income from operations.

Between fiscal 2002 and 2001, the Euro yearly average strengthened against the U.S. dollar by approximately 4%. The impact of this strengthening was to increase net sales and gross profit by $4.3 million and $0.4 million, respectively, because approximately 67% of sales are denominated in other currencies, primarily the Euro. However, because more than 67% of operating expenses are also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses and thereby decreasing income from operations by $0.9 million.

Between fiscal 2000 and 2001, the Euro yearly average weakened against the U.S. dollar by approximately 8%. The impact of this weakening was to decrease net sales, gross profit and income from operations by $14.1 million, $4.3 million and $0.7 million, respectively.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

As of September 30, 2003, the Company maintained a cash equivalents portfolio of $12.0 million, consisting mainly of taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, there would be no material impact on interest income due to the low level of interest rates in the current year.

At September 30, 2003, the Company had $26.4 million of six months adjusted interest rate debt, $18.1 million of annually adjusted interest rate debt and $24.3 million of fixed rate debt of which $35.8 million is due in 2004, $28.4 million is due in 2005, $3.9 million is due in 2006 and $0.7 million in 2007. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2003, the Company held Japanese yen forward contracts with notional amounts of Euro 1.2 million, Japanese yen forward contracts with notional amounts of $0.1 million and Euro forward exchange options with notional amounts of $5.2 million. The gains or losses resulting from a 10% change in currency exchange rates would not be material. Additionally, the Company entered into a currency and interest swap agreement of Swiss Franc to minimize the interest expense on long-term debt. As of September 30, 2003, an amount of 17.2 million Swiss Franc (equivalent to $13.5 million based on the exchange rate at September 30, 2003) was outstanding under this swap agreement.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to Item 302(a) of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.      CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Committees of the Board of Directors; Meetings and Compensation of Directors", sections of the Company's Proxy Statement to be filed in connection with the Company''s 2004 Annual Meeting of Stockholders to be held in March 2004, and is incorporated by reference herein. The Registrant's Code of Ethics as defined in Item 406 of SEC Regulation S-K is expected to be adopted by the Board of Directors at their next meeting to be held January 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included in the "Executive Compensation and Related Information" section of the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders to be held in March 2004, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's proxy statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders to be held in March 2004, and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 2004 Annual Meeting of Stockholders to be held in March 2004, and is incorporated by reference herein.

The Company had sales to its minority shareholder in Japan amounting to $1,644, $2,644 and $1,168 in fiscal years 2003, 2002, and 2001, respectively.

The Company's sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg is rented under a 25 year operating lease from the former minority shareholder of CBL, who is also a member of the board of directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract period. The Company paid rent expense of $538 and $446 to the former minority shareholder during fiscal years 2003 and 2002, respectively.

The Company has accrued $1,055, at September 30, 2003 ($889 at September 30,
2002) for the option purchase prices for the minority interests in RBE, and $278 was accrued for accumulated interest on this obligation (see Note 1 to the accompanying financial statements). These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet. The corresponding interest on this obligation ($82 in 2003 and $81 in 2002) is included in interest expense in the accompanying consolidated statement of operations.

At September 30, 2002 the Company had accrued $6,186 for the option purchase price for the minority interests in CBL and $165 for accumulated interest on this obligation. Effective December 31, 2002, the minority shareholder resigned from the limited partnership and the remaining shares of CBL were purchased in January 2003 for the fixed price of Euro 6.3 million ($6.2 million at the December 31, 2002 exchange rate).

Accounts payable to related party also includes short-term loans from the minority shareholders of Dilas of $241 at September 30, 2003.

The Company believes that all transactions noted above have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company's shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal 2002 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal 2002, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under "Independent Public Accountants--All Other Fees" in the definitive form of the Company's Proxy Statement relating to the 2004 Annual Meeting of Shareholders to be held in March 2004 is incorporated by reference herein.

                                    PART IV



ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.  1.   Consolidated Financial Statements

         The following financial statements are filed as part of this Annual Report.

         Independent Auditors' Report                                       F-1

         Consolidated Balance Sheets as of September 30, 2003 and 2002      F-2

         Consolidated Statements of Operations for the years ended
         September 30, 2003, 2002, and 2001                                 F-4

         Consolidated Statements of Stockholders' Equity and
         Comprehensive Income for the years ended
         September 30, 2003, 2002, and 2001                                 F-5

         Consolidated Statements of Cash Flows for the years ended
         September 30, 2003, 2002, and 2001                                 F-7

         Notes to Consolidated Financial Statements                         F-8

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

3.       Exhibits

         The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT
NUMBER       DESCRIPTION
-------      ------------------------------------------------------------------
3.1          Certificate of Incorporation of the Company and Form of Certificate
             of Amendment thereto (*)
3.2          By-Laws of the Company (**)
4.1          Form of Rights Agreement (*)
10.1         Form of Sale and Transfer Agreement between Siemens
             Aktiengesellschaft and Rofin-Sinar Technologies Inc. (*)
10.2         Form of Sale and Transfer Agreement by and among Siemens Power
             Corporation and Rofin-Sinar Technologies Inc. (*)
10.3         Form of Tax Allocation and Indemnification Agreement among
             Rofin-Sinar Technologies Inc., Rofin-Sinar, Inc., Siemens
             Corporation and Siemens Power Corporation (*)
10.4         Joint Venture Agreement, dated as of May 27, 1992, by and among
             Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama
             Corporation (*)
10.5         Cooperation Agreement, dated as of May 27, 1992, among Nippei
             Toyama Corporation, Rofin-Sinar Laser GmbH and Marubeni Corporation
             (*)
10.6         Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar
             Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)
10.7         Inheritable Building Right (Erbbaurecht), dated as of March 1,
             1990, between Rofin-Sinar Laser GmbH and Lohss GmbH (in German,
             English summary provided) (*)
10.8         Lease Agreement, dated August 10, 1990, between Josef and Maria
             Kranz and Rofin-Sinar Laser GmbH (in German, English summary provided) (*)
10.9         Lease Agreement, dated June 14, 1989, between DR Group and
             Rofin-Sinar, Incorporated (Mast Street property) (*)
10.10        Lease Agreement, dated March 25, 1993 between DR Group and
             Rofin-Sinar, Incorporated (Plymouth Oaks Drive property)  (*)
10.11        Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*)
10.12        Form of 1996 Equity Incentive Plan (*)
10.13        Form of 1996 Non-Employee Directors' Stock Plan  (*)
10.14        Deutsche Bank AG Commitment Letter dated August 22, 1996  (*)
10.15        Form of Employment Agreement, dated as of September 2, 1996, among
             Peter Wirth, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies
             Inc. (in German, English summary provided) (*)
10.16        Form of Employment Agreement, dated as of September 2, 1996, among
             Hinrich Martinen, Rofin-Sinar Laser GmbH and Rofin-Sinar
             Technologies Inc. (in German, English summary

EXHIBIT
NUMBER       DESCRIPTION
-------      ------------------------------------------------------------------
             provided)  (*)
10.17        Form of Employment Agreement, dated as of September 2, 1996, among
             Gunther Braun, Rofin-Sinar Laser GmbH and Rofin-Sinar Technologies
             Inc. (in German, English summary provided) (***)
10.18        English Translation of Acquisition Agreement, dated as of April 29,
             2000, by and between Mannesmann Demag Krauss-Maffei AG and
             Rofin-Sinar Laser GmbH (****)
10.19        English Translation of Option Agreement between Carl Baasel and
             Rofin-Sinar Laser GmbH (***)
10.20        Lease Agreement between Carl Baasel and Rofin-Sinar Laser GmbH
             (***)
10.21        2002 Equity Incentive Plan
11.1         Statement of Earnings per Share
21.1         List of Subsidiaries of the Registrant
23.1         Consent of Independent Auditors
31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1         Section 1350 Certification of Chief Executive Officer
32.2         Section 1350 Certification of Chief Financial Officer

___________________

(*) Incorporated by reference to the exhibits filed with the Company's Registration Statement on
             Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.
(**) Incorporated by reference to the exhibit filed with the Company's Quarterly Report for the period ended March 31, 1998.
(***) Incorporated by reference to the exhibit filed with the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.
(****) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K/a filed with the Securities and Exchange Commission on January 18, 2001.

b. Reports on Form 8-K during the last quarter of the fiscal year covered by this report

    August 6, 2003-Item 9. Regulation FD Disclosure-The Company furnished a press release reporting financial results for the fiscal quarter ended June 30, 2003 and held a public webcast in connection with the issuance of the press release.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 19, 2003            ROFIN-SINAR TECHNOLOGIES INC.

                                      By:  /s/   Peter Wirth
                                                Peter Wirth

                                      Chairman of the Board, Chief
                                      Executive Officer and President



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                         DATE
---------------------        ----------------------------     ------------------

/s/   Peter Wirth            Chairman of the Board of          December 19, 2003
---------------------
      Peter Wirth            Directors, Chief Executive
                             Officer and President

/s/   Gunther Braun          Executive Vice President,         December 19, 2003
---------------------
      Gunther Braun          Finance and Administration,
                             Chief Financial Officer,
                             Principal Accounting Officer
                             and Director

/s/   William Hoover         Director                          December 19, 2003
---------------------
      William Hoover

/s/   Ralph Reins            Director                          December 19, 2003
---------------------
      Ralph Reins

/s/   Gary Willis            Director                          December 19, 2003
---------------------
      Gary Willis

/s/   Carl F. Baasel         Director                          December 19, 2003
---------------------
      Carl F. Baasel

/s/   Daniel Smoke           Director                          December 19, 2003
---------------------
      Daniel Smoke

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2002.

/s/KPMG LLP
Detroit, Michigan
November 1, 2003

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                      September 30,
                                                             ---------------------------------
                                                                   2003                2002
                                                             -----------------  --------------
ASSETS
Current Assets:
         Cash and cash equivalents                             $  44,487            $  20,312
         Accounts receivable, trade                               66,614               59,772
         Less allowance for doubtful accounts                     (2,066)              (1,498)
                                                             -----------------  --------------
                  Trade accounts receivable, net                  64,548               58,274
         Accounts receivable from related party (note 12)            247                   66
         Other accounts receivable                                   997                2,093
         Investment in marketable equity securities                   --                  829
         Inventories (note 2)                                     86,738               74,290
         Prepaid expenses                                          1,073                  835
         Deferred income tax assets - current (note 9)             6,419                7,193
                                                             =================  ==============
                  Total current assets                           204,509              163,892
Property and equipment, at cost (note 3)                          57,520               48,667
         Less accumulated depreciation                           (29,828)             (23,978)
                                                             -----------------  --------------
                  Property and equipment, net                     27,692               24,689
Deferred income tax assets - noncurrent (note 9)                   2,167                1,968
Goodwill, net (note 4)                                            48,058               41,053
Intangibles, net (note 4)                                          8,866                8,872
Other assets                                                         194                  341
                                                             -----------------  ---------------
                  Total assets                                 $ 291,486            $ 240,815
                                                             =================  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Line of credit and short-term borrowings
                  (notes 6 and 7)                              $  35,781             $  22,544
         Accounts payable, trade                                  12,476                12,798
         Accounts payable to related party (note 12)               2,158                 7,830
         Income taxes payable (note 9)                             6,980                 5,699
         Deferred income tax liabilities - current (note 9)        4,440                 1,920
         Accrued liabilities (note 5)                             43,915                31,440
                                                             -----------------  ---------------
                  Total current liabilities                      105,750                82,231
Long-term debt (notes 6 and 7)                                    33,052                40,591
Pension obligations (note 10)                                      7,830                 6,026
Deferred income tax liabilities - noncurrent (note 9)              2,320                 2,036
Minority interests                                                 1,756                 1,218
Other long-term liabilities                                          192                   295
                                                             -----------------  ---------------
                  Total liabilities                              150,900               132,397
Commitments and contingencies (note 8)
Stockholders' equity:
         Preferred stock, 5,000,000 shares authorized,
                 none issued or outstanding                          --                    --
         Common stock, $0.01 par value, 50,000,000 shares
                  authorized, 11,908,600 (11,551,800 at
                  September 30, 2002) shares issued
                  and outstanding                                    119                   115
         Additional paid-in capital                               79,918                76,156
         Retained earnings                                        54,666                39,361
         Accumulated other comprehensive income/(loss)             5,883                (7,214)
                                                             -----------------  ----------------





                  Total stockholders' equity                     140,586               108,418
                                                             -----------------  ---------------
                  Total liabilities and stockholders' equity   $ 291,486             $ 240,815
                                                             =================  ===============

See accompanying notes to consolidated financial statements

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                (dollars in thousands, except per share amounts)

                                                                       Years ended September 30,
                                                        -------------------------------------------------
                                                            2003                 2002             2001
                                                        ----------------     --------------    -------------
Net sales                                               $ 257,746            $  221,948         $ 220,557
Cost of goods sold                                        161,465               143,128           138,408
                                                        ----------------     --------------    -------------
         Gross profit                                      96,281                78,820            82,149
                                                        ----------------     --------------    -------------
Selling, general, and administrative expenses              51,282                46,401            41,841
Research and development expenses                          18,060                13,249            14,798
Goodwill and intangibles amortization                       1,654                 3,762             3,653
Special charges (note 1(a))                                    --                   --                700
                                                        ----------------     --------------    -------------
         Income from operations                            25,285                15,408            21,157

Other expense (income):
         Interest, net (note 12)                            3,249                 3,407             3,328
         Minority interest                                    709                   772               688
               Foreign currency gains                      (3,139)                 (526)           (1,369)
         Miscellaneous                                       (261)                 (630)              333
                                                        ----------------     --------------    -------------
         Total other expense (income), net                    558                 3,023             2,980
                                                        ----------------     --------------    -------------
         Income before income taxes                        24,727                12,385            18,177
Income tax expense (note 9)                                 9,422                 7,384            10,962
                                                        ----------------     --------------    -------------
         Net income                                     $  15,305             $   5,001         $   7,215
                                                        ================     ==============    =============

Net income per share (note 11):
Basic                                                         $ 1.31               $  0.43            $ 0.62
Diluted                                                       $ 1.29               $  0.43            $ 0.62
                                                        ================     ==============    =============


Weighted average shares used in computing net income per share (note 11):

Basic                                                   11,639,898           11,551,800        11,546,500

Diluted                                                 11,863,094           11,591,505        11,600,648
                                                        ================     ==============    =============



See accompanying notes to consolidated financial statements


                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
                             (dollars in thousands)

                                                                                                          Accumulated
                                                     Common      Additional                         Other                Total
                                                     Stock        Paid-in         Retained      Comprehensive        Stockholders'
                                                   Par Value      Capital         Earnings      Income (loss)           Equity
                                                 ------------   ------------    -----------   ----------------    -----------------
BALANCES at September 30, 2000                        $  115      $  76,049      $  27,145          $ (12,590)         $  90,719
         Comprehensive income:
         Cumulative effect of change in
                  Accounting principle                                                                   (188)              (188)
         Fair value of interest swap agreement            --             --             --               (783)              (783)
         Foreign currency translation adjustment          --             --             --              2,014              2,014
         Net income                                       --             --          7,215                 --              7,215
Total comprehensive income                                                                                                 8,258
Common stock issued in connection with
                  stock incentive plans                   --             74             --                 --                 74
                                                 ------------   ------------    -----------   ----------------    -----------------
BALANCES at September 30, 2001                        $  115      $  76,123      $  34,360          $ (11,547)         $  99,051
         Comprehensive income:
         Fair value of interest swap agreement            --             --             --                (80)               (80)
         Foreign currency translation adjustment          --             --             --              4,413              4,413
         Net income                                       --             --          5,001                 --              5,001
Total comprehensive income                                                                                                 9,334
Common stock issued in connection with
         stock incentive plans                            --             33             --                 --                 33
                                                 ------------   ------------    -----------   ----------------    -----------------
BALANCES at September 30, 2002                        $  115      $  76,156      $  39,361             (7,214)         $ 108,418
                                                 ============   ============    ===========   ================    =================

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
                             (dollars in thousands)


                                                                                                          Accumulated
                                                     Common      Additional                         Other                Total
                                                     Stock        Paid-in         Retained      Comprehensive        Stockholders'
                                                   Par Value      Capital         Earnings      Income (loss)           Equity
                                                 ------------   ------------    -----------   ----------------    -----------------
BALANCES at September 30, 2002                       $  115       $  76,156      $  39,361          (7,214)            $ 108,418
         Comprehensive income:
         Fair value of interest swap agreement           --              --             --             204                   204
         Foreign currency translation adjustment         --              --             --          12,893                12,893
         Net income                                      --              --         15,305              --                15,305
                                                                                                                       ---------
Total comprehensive income                                                                                                28,402

Common stock issued in connection with
                  stock incentive plans                   4           3,762             --              --                 3,766
                                                 ------------   ------------    -----------   ----------------    -----------------
BALANCES at September 30, 2003                       $  119       $  79,918      $  54,666        $  5,883             $ 140,586
                                                 ============   ============    ===========   ================    =================


See accompanying notes to consolidated financial statements

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001
                             (dollars in thousands)


                                                                       Years ended September 30,
                                                        -------------------------------------------------
                                                            2003                 2002             2001
                                                        ----------------     --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 15,305             $ 5,001          $ 7,215
  Adjustments to reconcile net income
     to net cash provided by (used in)
          operating activities:
          Depreciation and amortization                        5,888               7,496              7,186
          Issuance of restricted stock                            27                  27                 43
          Provision for doubtful accounts.                       282                (635)                (7)
          Unrealized loss from securities                        --                  181                 --
          Exchange rate gains                                 (3,371)               (933)            (1,005)
          Loss on disposal of property and equipment             251                  99                127
          Gain on sale of medical business                       --                 (718)                --
          Deferred income taxes                                2,511               1,618                858
          Increase in minority interest                          709                 772                688
          Change in operating assets and liabilities:
             Trade accounts receivable                         2,872                 909             (2,795)
             Other accounts receivable                         1,427                 556                194
             Inventories                                        (366)                313            (11,293)
             Prepaid expenses and other                          700                 212               (472)
             Accounts payable                                 (9,143)              1,262              2,371
             Income taxes payable                                 78               1,055                456
             Accrued liabilities and pension obligations       8,688              (1,060)             5,555
                                                        ----------------     --------------    -------------
                Net cash provided by operating
                     activities                               25,858              16,155              9,121
                                                        ----------------     --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                         (3,499)             (4,547)            (4,685)
  Proceeds from the sale of property and equipment               157                 143                105
  Proceeds from the sale of business                             --                  938                 --
  Acquisition of business, net of cash acquired                  --                  --              (2,565)
                                                        ----------------     --------------    -------------
      Net cash used in investing activities                   (3,342)             (3,466)            (7,145)
                                                        ----------------     --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from bank                                         3,576               5,503             48,538
  Repayments to bank                                          (8,249)            (10,834)           (65,743)
  Payment to subsidiary's minority shareholders                 (141)               (435)              (608)
  Issuance of common stock                                     3,739                   6                 43
                                                        ----------------     --------------    -------------
     Net cash used in financing activities                    (1,075)             (5,760)           (17,770)
                                                        ----------------     --------------    -------------
Effect of foreign currency translation on cash                 2,734                (104)               308
                                                        ----------------     --------------    -------------
Net increase (decrease)
     in cash and cash equivalents                             24,175               6,825            (15,486)
Cash and cash equivalents at beginning of year                20,312              13,487             28,973
                                                        ----------------     --------------    -------------
Cash and cash equivalents at end of year                    $ 44,487            $ 20,312           $ 13,487
                                                        ================     ==============    =============
Cash paid during the year for interest                      $  4,143            $  3,105           $  3,924
                                                        ================     ==============    =============
Cash paid during the year for income taxes                  $  5,920            $  1,468           $  5,412
                                                        ================     ==============    =============

See accompanying notes to consolidated financial statements

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2003, 2002, and 2001
                             (dollars in thousands)

1.       SUMMARY OF ACCOUNTING POLICIES

(a)      Description of the Company and Business

The primary business of Rofin is to develop, manufacture and market industrial lasers and supplies used for material processing applications. The majority of the Company's customers are in the machine tool, automotive, semiconductor and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2003 and 2002, Rofin generated approximately 67% and 69%, respectively of its revenues from the sale of lasers and laser systems and approximately 33% and 31%, respectively, from aftermarket support for the Company's existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin" or "RSTI" or "the Company") and its wholly owned subsidiaries. Rofin consists of Rofin-Sinar Inc. ("RS Inc.") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999 owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 80% of Dilas Diodenlaser GmbH ("Dilas"), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 71% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 83% of Rofin-Baasel Espana S.L.("RBE"), 100% of Rofin-Baasel Taiwan Ltd.(formed on July 1, 2002) and 100% of Rofin-Baasel Korea Co., Ltd. (formed on July 22, 2002).

RSL includes the consolidated accounts of its 88% owned subsidiary Rofin-Baasel Japan Corp. (a Japanese corporation), its 100% owned subsidiaries Rasant-Alcotec Beschichtungstechnik GmbH ("Rasant"); CBL Verwaltungsgesellschaft mbH; and its 100% owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. ("CBL").

CBL includes the consolidated accounts of its wholly owned subsidiaries Rofin-Baasel Inc. ("RB Inc"), Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

All significant intercompany balances and transactions have been eliminated in consolidation.

On June 22, 2001, the shares of the common stock of Rofin-Sinar Technologies, Inc. were admitted to the regulated market (Geregelter Markt) with trading on the Prime Standard segment of the Frankfurt Stock Exchange in Germany. The Company incurred approximately $0.7 million in expenses related to obtaining this additional listing, which is included in "special charges" in the accompanying Consolidated Statements of Operations.

(b)    Acquisitions and Dispositions

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, through its wholly owned subsidiary RSL for $0.1 million in cash. RSL subsequently holds 88% of the share capital. As of May 1, 2003, Rofin-Marubeni Laser Corporation, Japan was renamed Rofin-Baasel Japan Corporation.

On October 5, 2001, the Company sold the assets of its medical laser business resulting in a gain of $0.7 million. As part of the proceeds from the sale, the Company received marketable equity securities, which have been classified as trading securities. During the fiscal year ending September 30, 2003 the Company sold the above mentioned securities for a total amount of $1.2 million. The Company recorded realized gains of $0.3 million during fiscal year 2003 and an unrealized loss of $0.2 million during fiscal year 2002 related to such securities.

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

On May 10, 2000, the Company acquired 90.01% of the share capital of Carl Baasel Lasertechnik GmbH ("Baasel Lasertech") through its wholly owned subsidiary RSL for 44.3 million Euro ($40.2 million, at the May 10, 2000 exchange rate) in cash. Additionally, RSTI refinanced 23.4 million Euro of the then outstanding debt of Baasel Lasertech. In September 2001, Baasel Lasertech was transformed into CBL, a limited partnership. The Company and the minority shareholder of CBL were parties to an option agreement for the remaining share of capital held by the minority shareholder for a fixed price of 6.3 million Euro ($6,186) (see note 12). Accordingly, the accompanying financial statements present CBL as if it was 100% owned. Effective December 31, 2002, the minority shareholder resigned from the limited partnership. The remaining shares of CBL were purchased by RSL during 2003 for the fixed price of 6.3 million Euro ($6.2 million at the December 31, 2002 exchange rate).

(c)     Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less as well as taxable and tax-exempt variable rate demand obligations, which are redeemable upon a five day minimum notice. Interest income was $422, $365, and $1,112 for the years ended September 30, 2003, 2002, and 2001, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

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

                                                           Useful Lives
                                                        ---------------
             Buildings                                         40 Years
             Machinery and equipment                         3-10 Years
             Furniture and fixtures                          3-10 Years
             Computers and software                           3-4 Years
             Leasehold improvements                          3-15 Years

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

(f)    Goodwill and Other Intangible Assets

On October 1, 2002, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles". Under SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to an annual impairment test. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

SFAS No. 142 requires that goodwill be tested on an annual basis, at minimum, for potential impairment at the reporting unit level. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from other activities, operations, and assets of the entity. A reporting unit can be no higher than a reportable operating segment and would generally be lower than that level of reporting. The Company identified three reporting units: the German reporting unit; the United States reporting unit; and the reporting unit for the rest of the world.

Under SFAS No. 142, the fair value of each reporting unit is compared to its carrying amount. If the carrying value is below the fair value assessment, there will be no impairment loss. If the fair value is below the carrying value, then the company is required to perform an additional test to determine the impaired fair value of the goodwill and its carrying amount.

The Company completed the initial and annual goodwill impairment testing required by SFAS No. 142 and determined that the fair value of each reporting unit exceeds its carrying value and accordingly, the second step of the impairment test was not required to be performed.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight line basis over 15 years. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows compared to the unamortized goodwill balance.

(g)     Revenue Recognition and Accounts Receivable Valuation

We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Terms under these arrangements are generally free on board ("FOB") shipping point, or ("EXW")ex works factory, at which time legal title passes from the company to the customer. Therefore, delivery is generally considered to have occurred upon shipment. In certain circumstances customers may negotiate different terms. In these situations, delivery is considered to have occurred once legal title has passed from the Company to the customer. This may be at delivery to the customers destination or acceptance by our customer. Our products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

Our sales to end-user customers and resellers typically do not have customer acceptance provisions and only certain of our original equipment manufacturers
(OEMs) customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under our published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at our site or by the customer's acceptance of the results of our testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

The vast majority of our sales are made to OEMs, resellers and end-users in the industrial market. Sales made to OEMs and resellers in the industrial market do not require installation of the products by us, as installation is performed by the customer and are not subject to other post-delivery obligations. For end-users, where we have agreed to perform installation or provide training we defer revenue related to installation services until installation is completed. We defer revenue on training services until these services are provided.

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

The Company's estimate of costs to fulfill its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required.

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

(l)      Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and fair value of interest rate swap agreements and is presented in the consolidated statements of stockholders' equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

                                                         September 30,
                                                 -----------------------------
                                                    2003               2002
                                                 ------------    -------------
Foreign currency translation adjustment         $  6,730          $ (  6,163)

Fair value of interest swap agreements
     (net of tax effect of $499 in 2003
     and $634 in 2002)                            (  847)           (  1,051)
                                                -------------   -------------
Total accumulated other comprehensive
     income/(loss)                              $  5,883          $ (  7,214)
                                                =============   =============

(m)    Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $936, $1,077, and $1,221 received for the years ended September 30, 2003, 2002, and 2001, respectively. The Company has no future obligations under such grants.

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

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 138", "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133." require that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their respective fair values and that changes in the derivative instruments' fair value be recognized in earnings. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability ("cash flow" hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

Interest differentials resulting from interest rate swap agreements designated as hedges of the Company's financial liabilities are recorded on an accrual basis as an adjustment to interest expense.

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2003, the Company held Japanese yen forward contracts with notional amounts of Euro 1.2 million, Japanese yen forward contracts with notional amounts of $0.1 million and Euro forward exchange options with notional amounts of $5.2 million.

The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements.

(p)    Use of Estimates

Management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Significant items subject to such estimates and assumptions include the valuation allowances for receivables and inventories, warranty liabilities; and assets and obligations related to employee benefits. Actual results could differ from these estimates.

(q)     Stock Incentive Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

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

                                                             Year ended September 30,
                                              -----------------------------------------------
                                                  2003             2002            2001
                                              -------------    ------------     ------------
   Net income - as reported                     $ 15,305         $ 5,001         $ 7,215
                                              -------------    ------------     ------------
   Add back:
   Stock based compensation expense
   Included in reported net income                 --               --                --
                                              -------------    ------------     ------------
   Deduct:
   Stock based compensation expense
   Determined under fair value method              (594)            (461)           (510)
                                              -------------    ------------     ------------
   Pro forma net income                         $14,711          $ 4,540         $ 6,705
   Basic earnings per share:
   As reported                                    $1.31            $0.43            $0.62
   Pro forma                                      $1.26            $0.39            $0.58
   Diluted earnings per share:
   As reported                                    $1.29            $0.43            $0.62
   Pro forma                                      $1.24            $0.39            $0.58
                                              -------------    ------------     ------------

The following assumptions were used in the determination of pro-forma compensation cost under the provisions of SFAS 123:

                                                2003             2002          2001         2001
                                                Grant            Grant         Grant       Grant
                                              (262,000         (273,000      (215,000      (30,000
                                               Shares)          Shares)       Shares)      Shares)
                                              -------        -----------    --------      --------
   Weighted Average Grant Date Fair Value      $ 4.54           $ 4.31        $ 5.25        $7.67
   Expected Life                              5 Years          5 Years       5 Years      5 Years
   Volatility                                   50.0%            50.0%         50.0%        50.0%
   Risk-Free Interest Rate                       4.7%             4.7%          5.7%         6.1%
   Dividend Yield                                  0%               0%            0%           0%
   Annual Forfeiture Rate                        1.9%             1.0%          2.8%         2.8%


(r)    Shipping and Handling Costs

The Company accounts for shipping and handling costs in accordance with the Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF No. 00-10). In accordance with EITF No. 00-10, revenue received from shipping and handling fees is reflected in net sales.

2.     INVENTORIES

Inventories are summarized as follows:

                                                            September 30,
                                                       -----------------------
                                                          2003         2002
                                                       -----------  ----------
               Finished goods                          $ 12,809     $ 11,188
               Work in progress                          25,793       20,255

               Raw materials and supplies                24,717       20,169
               Demo inventory                             6,585        6,548
               Service parts                             16,834       16,130
                                                       -----------  ---------
               Total inventories                       $ 86,738     $ 74,290
                                                       ===========  ==========

3.       PROPERTY AND EQUIPMENT

Property and equipment include the following:

                                                            September 30,
                                                       -----------------------
                                                          2003         2002
                                                       -----------  ----------
               Buildings                                $ 22,530      $ 18,985
               Technical machinery and equipment          14,356        11,626
               Furniture and fixtures                     11,042         8,975
               Computers and software                      5,302         5,189
               Leasehold improvements                      4,290         3,892
                                                        --------      --------
               Total property and equipment, at cost    $ 57,520      $ 48,667
                                                        ==========  ==========

4.       GOODWILL AND OTHER INTANGIBLE ASSETS

The following sets forth a reconciliation of net income and earnings per share information for the years ended September 30, 2002, and 2001 adjusted for the non-amortization provisions of SFAS No. 142:

                                                         2002         2001
                                                       -----------  -----------
        Net income - as reported                         $5,001      $7,215
        Add back:
             Goodwill amortization
                 (net of tax)                             3,121       3,034
                                                       -----------  -----------
             Adjusted net income                         $8,122     $ 10,249
                                                       ===========  ===========

        Basic earnings per share:
             Reported net income                          $0.43        $0.62
             Goodwill amortization                         0.27         0.27
                                                        -----------  ----------
             Adjusted net income                          $0.70        $0.89
                                                        ===========  ==========

        Diluted earnings per share:
             Reported net income                          $0.43        $0.62
             Goodwill amortization                         0.27         0.26
                                                        -----------  ----------
             Adjusted net income                          $0.70        $0.88
                                                        ===========  ==========

The changes in the carrying amount of goodwill for the years ended September 30, 2003 and 2002 are as follows:


                                         Germany        United States     Rest of World       Total
                                        --------        -------------     -------------     --------
Balance as of September 30, 2002        $ 28,802           $  2,197         $ 10,054        $ 41,053
Currency exchange difference               4,764                413            1,828           7,005
                                        --------        -------------     -------------     --------
Balance as of September 30, 2003        $ 33,566           $  2,610         $ 11,882        $ 48,058
                                        ========        =============     =============     ========

The carrying value of other intangible assets are as follows:

                                         September 30, 2003                    September 30, 2002
                                   --------------------------------       ---------------------------
                                   Gross Carrying       Accumulated          Gross      Accumulated
                                       Amount          Amortization         Carrying    Amortization
                                   --------------      ------------                     ------------



                                                                            Amount
                                                                          ---------
Amortized Intangible Assets:
     Patents                            $5,279              $1,192           $4,448           $706
     Customer base                       6,952               2,370            5,858            931
     Other                                 622                 425              419            216
                                    --------------      ------------      ----------     ------------
     Total                            $ 12,853              $3,987         $ 10,725         $1,853
                                    ==============      ============      ==========     ============

The amortization for customer base is calculated on a straight-line basis over 7 years. For patents the amortization is based on the maturity of the patent which is between 5 to 18 years.

Amortization expense for the years ended September 30, 2003 and 2002 were $1.7 million and $0.7 million, respectively. At September 30, 2003, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2003, are as follows:

           2004                                       $ 1.6 million
           2005                                         1.6 million
           2006                                         1.6 million
           2007                                         1.1 million
           2008                                         0.4 million


5.       ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:
                                                         September 30,
                                                 -------------------------------
                                                      2003              2002
                                                 --------------   --------------
                  Employee compensation             $ 11,896           $9,039
                  Warranty reserves                   10,528           10,036
                  Other taxes payable                    267              289
                  Customer deposits                   12,875            3,202
                  Other                                8,349            8,874
                                                 -------------    --------------
                  Total accrued liabilities         $ 43,915         $ 31,440
                                                 =============    ==============

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the years ended September 30, 2003 is as follows:


Balance at September 30, 2002                                       $  10,036
Additional accruals for warranties during the period                    8,400
Usage during the period                                                 (9177)
Currency translation                                                    1,269
                                                                    -----------
Balance at September 30, 2003                                        $ 10,528
                                                                    ===========


6.       LINE OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2003 and 2002, $12,600 and $12,703, respectively, were outstanding under this loan facility as a result of borrowings by RSL, Rofin-Baasel Japan Corp., Rofin-Baasel Italiana S.r.L., Rasant, Rofin-Sinar UK Ltd. and Rofin-Baasel Singapore Pte. Ltd. at an average fixed interest rate of 3.2% for fiscal 2003 and 3.5% for fiscal 2002.

In addition, the Company's non-U.S. subsidiaries have several lines of credit, which allow them to borrow in the applicable local currency. At September 30, 2003 and 2002, direct borrowings under these agreements totaled $5,546 and $5,286, respectively. The remaining unused portion of the lines of credit, at September 30, 2003, was

$21,232, in aggregate. Fixed interest rates vary from 1.1% up to 4.9%, depending upon the country and usage of the available credit.

The short-term portion of the refinancing of the acquisition of CBL and its existing debt ($17,632) is included in the caption "line of credit and short-term borrowings" (see note 7) in the accompanying consolidated balance sheet.

7.     LONG-TERM DEBT

Dilas and RSL maintain additional long-term credit facilities of $8,900, which expire in 2005, of $2,000, which expire in 2007 and of $1,200 which expire in 2008. Rasant maintains a long-term credit facility of $0.2 million that expires in 2009. As of September 30, 2003, $10,274 was borrowed against such facilities at an average interest rate of 4.4%. As of September 30, 2002, $6,156 was borrowed against such facilities at an average interest rate of 4.6%.

On December 15, 2000, the Company refinanced its existing credit facilities for the financing of the acquisition and the assumption of the debt of CBL. As of September 30, 2003, two separate notes aggregating $40,410 were outstanding under these credit facilities, bearing interest at the six-month Euribor rate. Maturities of these loans are as follows: $17,632 in 2004, $20,071 in 2005 and $2,707 in 2006. Based on the above maturities, $17,632 has been included in the caption "line of credit and short-term borrowings" in the accompanying consolidated balance sheet (see note 6).

The Company has entered into certain swap arrangements and an interest rate cap to hedge the risk of changes in future cash flows due to the variable rate basis of the long-term debt and to reduce the Company's overall cost of borrowing. At September 30, 2003, the following swap arrangements were outstanding: $12,408 notional amount converted to a variable rate of six-month United States dollar LIBOR; $14,938 notional amount converted to a fixed rate of 6.73%; and $13,518 notional amount subject to a Swiss Franc cross-currency swap agreement based on six-month Swiss Franc LIBOR. The interest rate cap limits a notional amount of $1.2 million to a maximum interest rate of 3%.

8.     LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017 (see note 12). The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2003 are:

                   Fiscal Year Ending September 30,            Total
           ------------------------------------------------  -----------
           2004                                                $4,766
           2005                                                 3,882
           2006                                                 2,855
           2007                                                 1,472
           2008 and thereafter                                  4,985

Rent expense charged to operations for the years ended September 30, 2003, 2002, and 2001, approximated $5,183, $3,959, and $3,373, respectively.

9.       INCOME TAXES

Income before income taxes is attributable to the following geographic regions:

                                                              Years ended September 30,
                                            -----------------------------------------------------
                                              2003                 2002               2001
                                            ----------------  ------------------  ----------------
    United States                           $  2,898             $  1,170           $  (515)




    Germany                                   16,341                8,830            15,512
    France                                       260                   98               800
    Italy                                      1,053                  593               646
    Japan                                        113                  330               361
    United Kingdom                             2,443                1,078               848
    Other                                      1,619                  286               525
                                           ----------------  ------------------  ----------------
    Total income before income taxes        $ 24,727             $ 12,385          $ 18,177
                                           ================  ==================  ================

Income tax expense is comprised of the following amounts:



                                                              Years ended September 30,
                                            -----------------------------------------------------
                                                 2003               2002               2001
                                            ----------------  ------------------  ---------------
    Current:
        United States                          $  (58)             $    (4)         $      34
        Foreign                                 7,022                5,770             10,071
                                           ----------------  ------------------  ----------------
            Total current                       6,964                5,766             10,104
                                           ----------------  ------------------  ----------------
    Deferred:
        United States                             614                  392                795
        Foreign                                 1,844                1,226                 63
                                           ----------------  ------------------  ----------------
             Total deferred                     2,458                1,618                858
                                           ----------------  ------------------  ----------------
             Total income tax expense$          9,422              $ 7,384             $10,962
                                           ================  ==================  ================

Statutory tax rates in the U.S., U.K., Italy, France, Spain, the Netherlands, Singapore and Japan approximate 34%, 30%, 38.25%, 34.33%, 35%, 34.5%, 22% and
41.55%, respectively. Generally, in Germany retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 25% and a surcharge of 5.5% on the federal corporate income tax amount. In September 2002 the German government enacted the Flood Victim Solidarity Law which increased the base rate of German federal corporation taxation from 25% to 26.5% for fiscal year ending September 30, 2003 only. In 2001 and prior years, German corporate tax law applied the imputation system with regard to the taxation of the income of a corporation (such as RSL, WBL and Dilas).

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 34% is as follows:

                                                                      Years ended September 30,
                                                    -----------------------------------------------------
                                                         2003               2002               2001
                                                    ----------------  ------------------  ---------------
Computed "expected" tax expense                        $  8,407         $ 4,211               $6,180
Difference between U.S. and foreign statutory rates         659             588                1,612
Non-deductible goodwill amortization                        --              661                  928
Utilization of foreign tax credits                       (1,102)           (370)                  --
Minority interest and other permanent differences           390           1,183                  599
Change in tax law                                            --            (486)                  --
Adjustment of valuation allowance                           771             489                1,268
Adjustment of prior-year tax estimates                     (208)            248                   22
Other                                                       505             860                  353
                                                    ----------------  -----------------  ---------------
Actual tax expense                                      $ 9,422         $ 7,384              $10,962
                                                    ================  =================  ===============

The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:

                                                        September 30,
                                                 -------------------------------
                                                      2003              2002
                                                 --------------   --------------
Deferred tax assets:
  Foreign
    Net operating loss carryforwards                $  186             $  199
    Pension accrual                                    571                390

    Inventory                                        1,714              2,198
    Other                                              201                264
                                                 --------------   --------------
            Total Foreign                            2,672              3,051
     United States:
        Net operating loss carryforwards             4,117              3,995
        Property & equipment                            57                 48
        Warranty accrual                               639                565
        Inventory                                    2,128              2,429
        Allowance for bad debt                         213                175
        Pension accrual                                199                161
        Other                                        1,223              1,885
                                                 --------------   --------------
            Total United States                      8,576              9,258
        Gross deferred tax assets                   11,248             12,309
        Less:  Valuation allowance                 ( 4,396)           ( 3,625)
                                                 --------------   --------------
            Net deferred tax assets                  6,852              8,684
                                                 --------------   --------------


                                                         September 30,
                                                 -------------------------------
                                                      2003             2002
                                                 --------------   --------------
Deferred tax liabilities:
     Foreign:
        Property & equipment                        (2,050)            (1,621)
        Accrued liabilities                            (67)               (26)
        Allowance for bad debt                         (--)              (239)
        Valuation of accounts payable               (2,553)              (946)
        Other                                         (356)              (647)
                                                 --------------   --------------
            Total Foreign                           (5,026)            (3,479)
                                                 --------------   --------------
        Net deferred income tax assets             $ 1,826            $ 5,205
                                                 ==============   ==============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2003. At September 30, 2003, the Company had established a valuation allowance related to net operating loss carryforwards at RB Inc. due to uncertainty regarding RB Inc.'s ability to generate future taxable income required to utilize these carryforwards. The valuation allowance increased in fiscal 2003 by $771 due to increases in the net operating loss carryforward.

At September 30, 2003, the Company has net operating loss carryforwards available of $9,510 in the United States (which expire as follows: $2,515 in 2005; $1,342 in 2006; $1,289 in 2020; $747 in 2021; $2,502 in 2022 and $1,115 in
2023) and $553 in Germany and $122 in other European and Asian countries (which have no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under
Section 382 of the Internal Revenue Code.

The Company has not recorded deferred income taxes applicable to undistributed earnings of its foreign subsidiaries' operations as all such earnings are deemed to be indefinitely reinvested in those operations.

10.     EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL and RS Inc. employees. The Company's U.S. plan began in fiscal 1995 and is funded. As is the normal practice with German companies, the German pension plan is unfunded. Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan.

The following table sets forth the funded status of the plans at the balance sheet dates:

                                                         September 30,
                                                 ------------------------------
                                                      2003             2002
                                                 --------------   -------------
   Change in benefit obligation:
   Benefit obligation at beginning of year          $ 8,561         $  7,575
   Service cost                                         589              613
   Interest cost                                        551              487
   Actuarial (gains) and losses                         354             (362)
   Foreign exchange rate changes                      1,115              350
   Benefits paid                                       (154)            (102)
                                                  -------------   -------------
   Benefit obligation at end of year                 11,016            8,561
   Change in plan assets:
   Fair value of plan assets at beginning of year     2,103            2,067
   Actual return on plan assets                         420             (165)
   Employer contributions                               400              279
   Benefits paid                                        (79)             (78)
                                                  -------------   -------------
   Fair value of plan assets at end of year           2,844            2,103
                                                  -------------   -------------
   Funded status                                     (8,172)          (6,458)
   Unrecognized net actuarial loss (gain)               191              218
   Unrecognized prior service cost                      151              214
                                                  -------------   -------------
   Accrued benefit cost                             $(7,830)         $(6,026)
                                                  =============   =============

   Discount rate:
        United States                                  6.5%               7.0%
        Foreign                                        5.5%               5.7%
   Expected return on plan assets -
   United States only                                  7.0%               7.5%
   Rate of compensation increase
        United States                                  3.0%               4.0%
        Foreign                                        2.0%               2.0%

The following table sets forth the components of net periodic benefit cost for the respective fiscal years:

                                              Years ended September 30,
                                     ------------------------------------------
                                        2003            2002            2001
                                     ------------   -------------   -----------
   Service cost                        $  589         $  613        $  551
   Interest cost                          551            487           451
   Expected return on plan assets        (156)          (166)         (209)
   Amortization of prior service cost      63             63            63
   Recognized net actuarial loss           --             --           (35)
                                     ------------   -------------   -----------
   Net periodic benefit cost           $1,047         $  997        $  821
                                     ============   =============   ===========

RS Inc. and Rofin-Baasel Inc. have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. The Companies match 50% of the first 5 to 6% of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2003, 2002 and 2001 were $163, $149, and $130, respectively.

11.      NET INCOME PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                                                Years ended September 30,
                                                        ------------------------------------------
                                                          2003            2002            2001
                                                      ------------     -------------   -----------




    Weighted average number of shares for BASIC net
       income per common share                           11,639,898      11,551,800     11,546,500
    Potential additional shares due to outstanding
       dilutive stock options                               223,196          39,705         54,148
                                                         ----------    -------------   -----------
    Weighted average number of shares for DILUTED
       net income per common share                       11,863,094      11,591,505     11,600,648
                                                        ===========    =============   ===========

Excluded from the calculation of diluted EPS for the year ended September 30, 2003, were 141,000 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect on earnings per share would be anti-dilutive.

12.     RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $1,644, $2,644 and $1,168 in fiscal years 2003, 2002, and 2001, respectively and the amounts outstanding related to those sales is listed as accounts receivable related party in the consolidated balance sheet.

The Company's sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg is rented under a 25 year operating lease from the former minority shareholder of CBL, who is also a member of the board of directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract period. The Company paid rent expense of $538 and $446 to the former minority shareholder during fiscal years 2003 and 2002, respectively.

The Company has accrued $1,055, at September 30, 2003 ($889 at September 30,
2002) for the option purchase price for the minority interest in RBE, and $278 was accrued for accumulated interest on these obligation, (see note 1). This amount is included in accounts payable to related party in the accompanying consolidated balance sheet. The corresponding interest on this obligation ($82 in 2003 and $81 in 2002) is included in interest expense in the accompanying consolidated statement of operations.

At September 30, 2002 the Company has accrued $6,186 for the option purchase price for the minority interest in CBL and $165 was accrued for accumulated interest on this obligation. Effective December 31, 2002 the minority shareholder resigned from the limited partnership and the remaining shares of CBL were purchased during fiscal 2003 for the fixed price of Euro 6.3 million ($6.2 million at the December 31, 2002 exchange rate).

Accounts payable to related party also includes short-term loans from the minority shareholders of Dilas of $241 at September 30, 2003.

13.      GEOGRAPHIC INFORMATION

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

Assets, revenues and income before taxes, by geographic region are summarized below:

ASSETS                                               September 30,
                                           ---------------------------------
                                               2003                 2002
                                           ---------------   ---------------
   United States                           $  53,061            $  48,686
   Germany                                   223,413              188,862
   Other                                     113,238               97,548
   Intercompany eliminations                 (98,226)             (94,281)
                                           ---------------   ---------------

   Total assets                            $ 291,486            $ 240,815
                                        ==================   ==================


REVENUES                                             TOTAL BUSINESS
                                                Years ended September 30,
                                       ----------------------------------------
                                           2003         2002           2001
                                       -----------   ------------  ------------
     United States                     $  57,282     $  63,167     $   50,418
     Germany                             218,920       187,511        192,362
     Other                                76,965        62,590         60,650
     Intercompany eliminations           (95,421)      (91,320)       (82,873)
                                      -----------   ------------  -------------
                                       $ 257,746     $ 221,948      $ 220,557
                                      ===========   ============  =============

INTERCOMPANY REVENUES

                                                Years ended September 30,
                                       ----------------------------------------
                                           2003         2002           2001
                                       -----------   ------------  ------------
     United States                     $  4,071      $  4,322      $   4,767
     Germany                             76,533        76,835         67,835
     Other                               14,817        10,163         10,271
     Intercompany eliminations         ( 95,421)     ( 91,320)      ( 82,873)
                                       ----------   -----------   -------------
                                       $    --       $     --      $      --
                                       ===========  ============= =============

EXTERNAL REVENUES


                                                Years ended September 30,
                                       ----------------------------------------
                                           2003         2002           2001
                                       -----------   ------------  ------------
     United States                     $  53,211     $  58,845     $  45,651
     Germany                             142,387       110,676       124,527
     Other                                62,148        52,427        50,379
                                       -----------   ------------  ------------
                                       $ 257,746     $ 221,948     $ 220,557
                                       ===========   ============  ============

INCOME BEFORE INCOME TAXES

                                               Years ended September 30,
                                       ----------------------------------------
                                           2003         2002           2001
                                       -----------   ------------  ------------
     United States                     $  2,898       $  1,170      $    (515)
     Germany                             16,341          8,830         15,512
     Other                                5,488          2,385          3,180
                                       -----------   ------------  ------------
                                       $ 24,727       $ 12,385       $ 18,177
                                       ===========   ============  ============

14.     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


The following represents the Company's quarterly results (millions of dollars, except per share amounts):

                                               Quarters ended
                               ------------------------------------------------
                                  Dec. 31,    March 31,  June 30,   Sept. 30,
                                   2002        2003       2003        2003
                                --------     --------   --------   ------------
     Net sales                   $ 58.1       $ 61.1     $ 64.5      $ 74.1
     Gross profit                  22.4         23.2       23.6        27.0

     Net income                     3.5         3.4         3.6         4.9
     Net income per share -
        Basic                      0.30         0.29        0.31       0.41
     Net income per share -
        Diluted                    0.30         0.29        0.30       0.39



                                             Quarters ended
                               ------------------------------------------------
                                  Dec. 31,    March 31,  June 30,   Sept. 30,
                                   2001        2002       2002        2002
                                --------     --------   --------   ------------
     Net sales                   $ 48.7       $ 53.3     $ 55.6      $ 64.2
     Gross profit                  17.8         20.2       17.9        22.9
     Net income                     0.3          1.1        1.3         2.3
     Net income per share - Basic  0.02         0.10       0.11        0.20
     Net income per share -
        Diluted                    0.02         0.10       0.11        0.20


15.      STOCK INCENTIVE PLANS

Directors' Plan

The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan also provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Company records compensation expense based on the fair market value of the common stock, as determined by the closing price at the date of issuance. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 20,000 shares are issued and outstanding under the plan at September 30, 2003.

Equity Incentive Plan

The Company maintains an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal 2003, 2002 or 2001. Non-qualified stock options were granted to officers and other key employees in fiscal 2003, 2002 and 2001. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

The balance of outstanding stock options for the three year periods ended September 30, 2003, and all options activity for the periods then ended are as follows:

                                                                       Price per Share
                                                               ------------------------------------
                                                                                       Weighted
                                        Number of Shares         Price Range            Average
                                        ----------------       ---------------     ----------------
Outstanding at September 30, 2000            604,800           $7 3/8 - 16 7/8       $ 11 1/19
                                        ----------------       ---------------     ----------------
Granted                                       30,000           $15
Granted                                      215,000           $10 3/8
Exercised                                    (3,800)
Forfeited                                    (6,500)
                                        ----------------       ---------------     ----------------
Outstanding at September 30, 2001            839,500           $7 3/8 - 16 7/8       $ 11 1/37
                                        ----------------       ---------------     ----------------

                                                                       Price per Share
                                                             --------------------------------------
                                                                                       Weighted
                                        Number of Shares         Price Range            Average
                                        ------------------   -------------------  -----------------
Granted                                     273,000           $ 8 3/4
Exercised                                     (800)
Forfeited                                   (9,600)
                                        ------------------   -------------------  -----------------
Outstanding at September 30, 2002        1,102,100           $7 3/8 - 16 7/8       $ 10 1/2
                                        ------------------   -------------------  -----------------
Granted                                    262,000           $ 9 4/5
Exercised                                 (353,800)
Forfeited                                  (10,700)
                                        ------------------   -------------------  -----------------
Outstanding at September 30, 2003          999,600           $7 3/8 - 16 7/8       $ 10 2/7
                                        ------------------   -------------------  -----------------

                                        ------------------   -------------------  -----------------


           Outstanding Options                      Exercisable Options
-------------------------------------------     ---------------------------
         Remaining Life         Weighted                        Weighted
 Shares      (years)          Average Price      Shares       Average Price
-------  --------------       -------------     --------      -------------

 51,000         3               $ 9 1/2          51,000         $ 9 1/2
121,000         4               $16 7/8         121,000         $16 7/8
 16,800         5               $ 9 3/8          10,000         $ 9 3/8
 11,140         6               $ 7 3/8          51,400         $ 7 3/8
  8,000         6               $12 5/8              --         $12 5/8
 12,000         7               $15                  --         $15
164,600         7               $10 3/8          41,600         $10 3/8
252,800         9               $ 8 3/4          36,000         $ 8 3/4
262,000        10               $ 9 4/5              --         $ 9 4/5

Independent Auditors' Report

The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

On November 1, 2003, we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2003, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP
Detroit, Michigan
November 1, 2003

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
       Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
                  Years ended September 30, 2003, 2002 and 2001
                             (dollars in thousands)

                      Balance at               Charged to
                     Beginning of   Acquired   Costs and                Balance at End of
                       Period       Reserve    Expenses    Deductions     Period
                     ------------   --------   ----------  ----------   -----------------
September 30, 2001   $  1,957     $    448    $  (198)      $  (174)    $  2,033
September 30, 2002   $  2,033     $     --    $  (635)      $   100     $  1,498
September 30, 2003   $  1,498     $     --    $   282       $   286     $  2,066

INDEX TO EXHIBITS

Exhibit No.    Exhibit
-----------    -----------------------------------------------------------------

10.21          2002 Equity Incentive Plan

11.1           Computation of Earnings Per Share Table

21.1           List of Subsidiaries of the Registrant

23.1           Consent of Independent Auditors

31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1           Section 1350 Certification of Chief Executive Officer

32.2           Section 1350 Certification of Chief Financial Officer