Form 10-Q
period 2003-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2004-02-13
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM  10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] / No [X]

12,045,350 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 13, 2004.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 2003 and September 30, 2003                3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2003 and 2002           5

          Condensed Consolidated Statement of Stockholders
            Equity and Comprehensive Income
            Three months ended December 31, 2003 and 2002           6

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2003 and 2002           7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    16


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            22

          Item 4
          ------

          Controls and Procedures                                  22


PART II   OTHER INFORMATION                                        22

          SIGNATURES                                               23

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                  December 31,  September 30,
                                                      2003          2003
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $  43,393      $  44,487
  Accounts receivable, trade, net                      60,267         64,548
  Inventories (Note 4)                                 94,828         86,738
  Other current assets and prepaid expenses            10,130          8,736
                                                   -----------     ----------
    Total current assets                              208,618        204,509

Property and equipment, net                            29,276         27,692
Goodwill, net (Note 6)                                 51,146         48,058
Other intangibles, net (Note 6)                         9,027          8,866
Other assets                                            1,815          2,361
                                                   -----------     ----------
    Total assets                                    $ 299,882      $ 291,486
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  33,252      $  35,781
  Accounts payable, trade                              10,341         12,476
  Accounts payable to related party                     1,685          2,158
  Accrued liabilities (Note 5)                         62,478         55,335
                                                   -----------     ----------
    Total current liabilities                         107,756        105,750

Long-term debt                                         24,699         33,052
Pension obligations                                     8,642          7,830
Minority interests                                      2,017          1,756
Other long-term liabilities                             2,788          2,512
                                                   -----------     ----------
    Total liabilities                                 145,902        150,900

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 12,038,650 (11,908,600 at
    September 30, 2003) issued and outstanding            120            119
  Additional paid-in-capital                           81,343         79,918
  Retained earnings                                    59,871         54,666
  Accumulated other comprehensive income               12,646          5,883
                                                   -----------     ----------
    Total stockholders' equity                        153,980        140,586

    Total liabilities and stockholders' equity      $ 299,882      $ 291,486
                                                   ===========     ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Three Months Ended December 31, 2003 and 2002
            (dollars in thousands, except per share amounts)

                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------

Net sales                                            $  71,058    $   58,144
Cost of goods sold                                      43,224        35,701
                                                   ------------  ------------
    Gross profit                                        27,834        22,443

Selling, general, and administrative expenses           13,978        11,855
Research and development expenses                        5,027         3,906
Intangibles amortization                                   449           367
                                                   ------------  ------------
    Income from operations                               8,380         6,315

Other expense (income):
  Interest, net                                            584           909
  Foreign currency (gains)/losses                      (   875)           40
  Other (income) expense                               (   182)       (  380)
                                                   ------------  ------------
    Income before income taxes and minority
         Interest                                        8,853         5,746

Income tax expense                                       3,385         2,224
                                                   ------------  ------------
    Income before minority interest                      5,468         3,522

Minority interest                                          263            64
                                                   ------------  ------------
    Net income                                       $   5,205    $    3,458
                                                   ============  ============


Net income per common share (Note 10):

    Basic                                            $    0.43    $     0.30
    Diluted                                          $    0.41    $     0.30
                                                   ============  ============
Weighted average shares used in computing net income per share (Note 10):

    Basic                                           11,977,751    11,556,600
    Diluted                                         12,544,575    11,556,600
                                                   ============  ============

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Three months ended December 31, 2003 and 2002
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2003              $      119  $    79,918    $    54,666   $    5,883     $  140,586
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        6,359          6,359
  Fair value of interest swap agreement             --           --             --          404            404
  Net income                                        --           --          5,205           --          5,205
                                                                                                   ------------
Total comprehensive income                                                                              11,968

Common stock issued                                  1        1,425             --	           --          1,426
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2003                $     120   $   81,343    $    59,871    $  12,646      $ 153,980
                                           ============  ============  ============  ============  ============



BALANCES at September 30, 2002              $      115  $    76,156    $    39,361   $(   7,214)    $  108,418
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        3,629          3,629
  Fair value of interest swap agreement             --           --             --      (   241)       (   241)
  Net income                                        --           --          3,458           --          3,458
                                                                                                   ------------
Total comprehensive income                                                                               6,846

Common stock issued                                  1           12             --	           --             13
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2002                $     116   $   76,168    $    42,819    $(  3,826)     $ 115,277
                                           ============  ============  ============  ============  ============


See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2003 and 2002
                          (dollars in thousands)


                                                           Three Months
                                                         Ended December 31,
                                                     ------------------------
                                                        2003          2002
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 5,205      $  3,458
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities         4,556      (  1,011)
     Other adjustments                                   1,966           974
                                                     -----------  -----------
       Net cash provided by operating activities        11,727         3,421
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           37           29
  Additions to property and equipment                 (     953)    (    836)
  Other adjustments                                   (      --)    (      1)
                                                      ----------   ----------
     Net cash used in investing activities            (     916)    (    808)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                     175           --
  Repayment to banks                                  (  10,650)    (  2,365)
  Net (repayments) borrowings on line of credit       (   4,751)       1,056
  Proceeds from issuance of common stock                  1,390            3
                                                      ----------   ----------
     Net cash used in financing activities            (  13,836)    (  1,306)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                1,931          758
                                                      ----------   ----------
Net increase (decrease) in cash and cash
      equivalents                                     (   1,094)       2,065

Cash and cash equivalents at beginning of period         44,487       20,312
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 43,393     $ 22,377
                                                      ==========   ==========



See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the year ended September 30, 2003. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2003 balances are derived from audited financial statements; however, interim period amounts have not been audited.


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


4.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:

                                                 December 31,  September 30,
                                                    2003           2003
                                                ------------   ------------
Finished goods                                   $  16,119       $  12,809
Work in progress                                    30,698          25,793
Raw materials and supplies                          25,127          24,717
Demonstration inventory                              5,179           6,585
Service parts                                       17,705          16,834
                                                -----------     -----------
    Total inventories                            $  94,828       $  86,738
                                                ===========     ===========


5.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                December 31,    September 30,
                                                    2003           2003
                                                -----------     -----------
Employee compensation                            $  10,825       $  11,896
Warranty reserve                                    12,101          10,528
Customer deposits                                   16,444          12,875
Income taxes payable                                 6,176           6,980
Other                                               16,932          13,056
                                                -----------     -----------
Total accrued liabilities                        $  62,478       $  55,335
                                                ===========     ===========


6.  Goodwill and Other Intangible Assets

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

The Company completed the goodwill impairment testing required by SFAS No. 142 in the first quarter and determined that the fair value of each reporting unit exceeds its carrying value and accordingly, the second step of the impairment test was not required to be performed.

The changes in the carrying amount of goodwill for the three month period ended December 31, 2003 are as follows:

                                             United     Rest of
                                Germany      States      World      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2003           $ 33,566    $  2,610    $ 11,882    $ 48,058
Currency exchange difference       2,100         181         807       3,088
                               ----------  ----------  ----------  ----------
Balance as of
   December 31, 2003            $ 35,666    $  2,791    $ 12,689    $ 51,146
                               ==========  ==========  ==========  ==========


The carrying value of other intangible assets are as follows:

                                 December 31, 2003       September 30, 2003
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  5,645    $  1,369    $  5,279    $  1,192
  Customer base                    7,435       2,873       6,952       2,370
  Other                              681         492         622         425
                               ----------  ----------  ----------  ----------
  Total                         $ 13,761    $  4,734    $ 12,853    $  3,987
                               ==========  ==========  ==========  ==========

Amortization expense for the three months ended December 31, 2003 were $0.4 million. At December 31, 2003, estimated amortization expense for the remainder of fiscal 2004 and the next five fiscal years based on the average exchange rates as of December 31, 2003, is as follows:

  2004 (remainder)                       $  1.3 million
  2005                                      1.8 million
  2006                                      1.7 million
  2007                                      1.2 million
  2008                                      0.4 million
  2009                                      0.4 million

7.  Guarantees

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" requires increased disclosures regarding certain guarantees and requires the recognition at fair value in the balance sheet of certain guarantees. The interpretation also requires disclosure of the accounting policy and methodology used in determining product warranty liabilities, in addition to a reconciliation of the changes in the liability during the
period.   The disclosure requirements of Interpretation No. 45 were adopted by the Company as of October 1, 2002 (see Note 8). The recognition provisions were adopted by the Company as of December 31, 2002 for guarantees issued or modified after that date. The adoption of the recognition provisions of this interpretation did not have a material effect on the Company's financial position or results of operations as of the date of adoption.


8.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the three-month periods ended December 31, 2003 and 2002 are as follows:



                                                    2003           2002
                                                ------------   ------------
Balance at September 30,                         $  10,528       $  10,036
Additional accruals for warranties
        During the period                            2,281           1,675
Usage during the period                           (  1,359)       (  1,804)
Currency translation                                   651             437
                                                -----------     -----------
Balance at December 31,                          $  12,101       $  10,344
                                                ===========     ===========

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

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2003       2002
                               ----------  ----------
Net income - as reported        $  5,205    $  3,458

Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects        $    225    $    169
                               ----------  ----------
Pro forma net income            $  4,980    $  3,289
                               ==========  ==========

Earnings per share:
  Basic - as reported           $    0.43   $   0.30
  Basic - pro forma             $    0.42   $   0.28
  Fully diluted - as reported   $    0.41   $   0.30
  Fully diluted - pro forma     $    0.40   $   0.28


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

The calculation of the weighted average number of common shares outstanding for each period is as follows:


                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------
                                                       2003        2002
                                                    ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share                                  11,977,751  11,556,600
Potential additional shares
  due to outstanding dilutive
  stock options                                        566,824          --
                                                    ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share                           12,544,575  11,556,600
                                                    ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended December 31, 2002, were 1,094,600 outstanding stock options, respectively. There were no shares excluded from the calculation of diluted EPS for the three months ended December 31, 2003.


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

Assets, revenues and income before taxes, by geographic region are summarized below:

                                               December 31,  September 30,
                                                   2003          2003
                                               (Unaudited)    (Audited)
                                               ----------     ----------
      ASSETS                                       2003          2003
                                               ----------     ----------
           United States                       $  55,249      $  53,061
           Germany                               228,710        223,413
           Other                                 121,869        113,238
           Intercompany eliminations           ( 105,946)     (  98,226)
                                               ----------     ----------
           Total assets                        $ 299,882      $ 291,486
                                               ==========     ==========

       REVENUES
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2003       2002
                               ----------  ----------
      United States            $  15,180   $  12,855
      Germany                     65,277      52,728
      Other                       23,045      15,280
      Intercompany eliminations ( 32,444)   ( 22,719)
                              ----------  ----------
                               $  71,058   $  58,144
                               ==========  ==========


       INTERCOMPANY REVENUES
                                 Three Months Ended
                                    December 31,
                               ----------------------
                                  2003       2002
                               ----------  ----------
      United States            $     994   $     863
      Germany                     25,957      19,266
      Other                        5,493       2,590
      Intercompany eliminations ( 32,444)   ( 22,719)
                               ----------  ----------
                               $      --   $      --
                               ==========  ==========


       EXTERNAL REVENUES
                                 Three Months Ended
                                    December 31,
                               ----------------------
                                  2003       2002
                               ----------  ----------
      United States            $  14,186   $  11,992
      Germany                     39,320      33,462
      Other                       17,552      12,690
                               ----------  ----------
                               $  71,058   $  58,144
                               ==========  ==========

       INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended
                                    December 31,
                               ----------------------
                                  2003       2002
                               ----------  ----------
      United States            $   1,994   $     371
      Germany                      7,160       5,505
      Other                        1,507         457
      Intercompany eliminations (  1,808)   (    587)
                               ----------  ----------
                               $   8,853   $   5,746
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

During the first quarter of fiscal years 2004 and 2003, respectively, we realized approximately 51% and 54% of revenues from the sale and servicing of laser products for macro applications and approximately 49% and 46% from the sale and servicing of laser products for marking and micro applications.

Management believes that the near term growth in the Company's macro business is limited and depends, especially in North America and Europe, on the general investment cycle for capital goods. Revenues from a recently finalized technical license agreement will contribute to sales in the current fiscal year by approximately $7 million. In the Company's marking and micro business management sees positive developments from the semiconductor and electronics market which should lead to increased sales in the coming quarters.

Through our global manufacturing, distribution and service network, we are providing a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive, and semiconductor/electronics industries. We sell principally to end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate Rofin's laser sources with other system components. Many of our customers are among the largest global participants in their respective industries.

At December 31, 2003, Rofin-Sinar had 1,204 employees compared to 1,193 employees at December 31, 2002.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.
                                       Three Months
                                     Ended December 31,
                                  ----------------------
                                     2003        2002
                                  ----------  ----------
Net sales                             100%        100%
Cost of goods sold                     61%         61%
Gross profit                           39%         39%
Selling, general and
  administrative expenses              20%         20%
Research and development expenses       7%          7%
Goodwill and intangibles amortization   0%          1%
Income from operations                 12%         11%
Income before income taxes
  and minority interest	               12%         10%
Net income                              7%          6%

Net Sales - Net sales of $71.1 million represent an increase of $13.0 million or 22% for the three months ended December 31, 2003, as compared to the corresponding period in fiscal 2003. The increase resulted from a net sales increase of $10.8 million, or 23%, in Europe/Asia and an increase of $2.2 million, or 18%, in the United States, compared to the corresponding period in fiscal 2003. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $8.8 million for the three-month period ended December 31, 2003. Net sales of laser products for macro applications for the three-month period increased by 16% to $36.1 as compared to the corresponding periods of fiscal 2003. 14% of this increase represents the revenue recognized on the recently finalized technical license agreement and the remaining increase was primarily due to higher demand for our lasers for macro applications from the automotive industry including sub-suppliers. Net sales of lasers for marking and micro applications increased by 30% to $35.0 million for the three months ended December 31, 2003 as compared to the corresponding periods in fiscal 2003. The increase in sales of lasers for marking applications can be attributed primarily to the continuing recovery in demand from the semiconductor and electronics industries during the period. The increase in sales of lasers for micro applications can be attributed primarily to demand for our Starweld product series and our perforating laser series from various industries.

Gross Profit - Our gross profit of $27.8 million for the three months ended December 31, 2003 represents an increase of $5.4 million (24%) from the corresponding period of fiscal year 2003. As a percentage of sales compared to the corresponding three-month period of fiscal year 2003, gross profit remained unchanged at 39%. The high percentage margin was primarily a result of the favorable product mix, which included higher laser sales for marking and micro applications to the semiconductor and electronics industry. Gross profit was favorably affected by $2.3 million for the three-month period ended December 31, 2003 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses of $14.0 million increased $2.1 million (18%) for the three-month period ended December 31, 2003, compared to the corresponding period of fiscal 2003, primarily due to increased sales activities world wide. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.6 million for the three-month period ended December 31, 2003 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $5.0 million on research and development (R&D) during the three-month period ended December 31, 2003.
This represents an increase of 28% for the three-month period ended December 31, 2003, compared to the corresponding period of the prior year and is mainly attributed to the ongoing R&D work in the field of diode pumped solid state laser and CO2 lasers. Gross research and development expenses for the three-month period ended December 31, 2003 and December 31, 2002 were $5.3 million and $4.2 million, respectively, and were reduced by $0.3 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.8 million for the three-month period in fiscal 2003, due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Other Expense (Income) - Net other income of $(0.5) million for the three-month period ended December 31, 2003 represents a change of $1.1 million compared to net other expense of $0.6 million in the corresponding period of the prior year. The fluctuation in the three-month period is primarily attributable to higher unrealized exchange gains ($0.9 million) resulting from certain intercompany indebtedness and reduced ($0.3 million) net interest expenses.

Income Tax Expense - Income tax expense of $3.4 million for the three-month period ended December 31, 2003 represents an effective tax rate of 39%, equivalent to the tax rate for the corresponding period of the prior year. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.5 million for the three-month period ended December 31, 2003 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $5.2 million for the three-months ended December 31, 2003, which represents an increase of $1.7 million from the corresponding period in fiscal 2003. For the three-months ended December 31, 2003, basic and diluted earnings per share equaled $0.43 and $0.41, respectively, based upon a weighted average of 12.0 million and 12.5 million common shares outstanding, as compared to basic and diluted earnings per share of $0.30 based on 11.6 million common shares outstanding for the same period in fiscal 2003.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2003 were cash and cash equivalents of $43.4 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $46.7 million (translated at the applicable exchange rate at December 31, 2003). As of December 31, 2003, $13.4 million was outstanding under the Deutsche Bank facility and $17.6 million under other lines of credit. Approximately, $40.7 million is unused and available under Rofin's bank facility and lines of credit at December 31, 2003.

Additionally, the Company has outstanding long- and short-term debt under a credit agreement with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At December 31, 2003, $26.9 million was outstanding under this credit agreement. Based on its maturities, $5.5 million has been included in the caption "line of credit and short term borrowings" in the accompanying consolidated balance sheet.

Cash and cash equivalents decreased by $1.1 million during the three months ended December 31, 2003. Approximately $11.7 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income. Additionally, operating cash flows were impacted due to an increase in customer deposits, which increased accrued liabilities, and customer requested temporary delays in shipments coupled with a strategic increase in inventory (so that the Company is able to capitalize on quick sales). The remaining increase was a result of the timing of collections of receivables and payments for inventory purchased.

Uses of cash from investing activities totaled $0.9 million for the three months ended December 31, 2003 and related primarily to the acquisition of property and equipment during the period.

Net cash used in financing activities totaled $13.8 million and was primarily related to current period repayments of bank debt of $15.2 million. This use of cash was offset by an increase in stockholders' equity of $1.4 million related to the issuance of additional common stock through the exercise of stock options.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the Company's credit facilities and lines of credit, will provide adequate resources to meet both its capital requirements and operational needs through fiscal 2005.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 74% of its sales are denominated in other currencies, primarily the Euro, British pound, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $13.1 million at December 31, 2003 as compared to $6.7 million at September 30, 2003.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106". The statement requires employers to provide additional disclosures regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new disclosure requirements are effective for the Company beginning with the quarter ending March 31, 2004, with a delayed effective date for certain disclosures. The Company is currently evaluating the effect of this pronouncement on its financial statement disclosures.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of the consolidated financial statements and footnotes in our 2003 audited financial statements. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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


Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2003, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.


                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2003  December 31, 2003
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             190,000             114,000
Gunther Braun               --             130,000              60,000
Carl F. Baasel          50,000              40,000               9,000
William R. Hoover (1)   41,250                  --                  --
Ralph E. Reins (1)      17,000                  --                  --
Gary K. Willis (1)      17,000                  --                  --
Daniel Smoke (1)         3,000                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended December 31, 2003, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the year ended September 30, 2003.

Interest Rate Sensitivity

As of December 31, 2003, the Company maintained a cash equivalents portfolio of $16.0 million, consisting mainly of taxable interest bearing securities and demand deposits, all with maturities of less than three months. If short- term interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million, accordingly.

At December 31, 2003, the Company had $27.9 million of six month adjusted interest rate debt, $27.8 million of annually adjusted interest rate debt and $2.3 million of fixed rate debt. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.2 million.

Item 4.  Controls and Procedures

The Company's chief executive officer and chief financial officer have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.


There have been no changes during the quarter in the Company's internal control over financial reporting that had a material affect, or is reasonably likely to have a material affect on internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         We have been and are likely to be involved from time to time in litigation involving our intellectual property and ordinary routine litigation arising in the ordinary course of business.

         We are currently engaged in discussions with the licensor of patents covering the technology used in certain of our CO2 lasers concerning the amount of royalty due in respect to certain past sales and future sales of such laser products. We believe that we will achieve a resolution of this matter that will not have a material adverse impact on our financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

               31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

               31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer


         (b)  Reports on Form 8-K:

               We furnished a Form 8-K on November 14, 2003, which contained a copy of our press release announcing our fourth quarter and fiscal year ended September 30, 2003 financial results.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   February 13, 2004       /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer