Form 10-Q
period 2004-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2004-05-14
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM  10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                      Commission file number:  000-21377


                        ROFIN-SINAR TECHNOLOGIES INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                             38-3306461
      --------------------------------           --------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)


         40984 Concept Drive, Plymouth, MI                 48170
      ----------------------------------------         ------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [X] / No [ ]

14,921,950 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 13, 2004.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 2004 and September 30, 2003                   3

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2004 and 2003                                 5

          Condensed Consolidated Statement of Stockholders
            Equity and Comprehensive Income
            Six months ended March 31, 2004 and 2003                6

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2004 and 2003                7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    15


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            22

          Item 4
          ------

          Controls and Procedures                                  23


PART II   OTHER INFORMATION                                        24

          SIGNATURES                                               25

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                    March 31,  September 30,
                                                      2004          2003
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents                         $ 110,690      $  44,487
  Accounts receivable, trade, net                      62,564         64,548
  Inventories (Note 3)                                 93,926         86,738
  Other current assets and prepaid expenses            10,961          8,736
                                                   -----------     ----------
    Total current assets                              278,141        204,509

Property and equipment, net                            29,221         27,692
Goodwill, net (Note 5)                                 50,469         48,058
Other intangibles, net (Note 5)                         9,955          8,866
Other assets                                            1,634          2,361
                                                   -----------     ----------
    Total assets                                    $ 369,420      $ 291,486
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit and short term borrowings          $  36,266      $  35,781
  Accounts payable, trade                              14,176         12,476
  Accounts payable to related party                     1,817          2,158
  Accrued liabilities (Note 4)                         56,331         55,335
                                                   -----------     ----------
    Total current liabilities                         108,590        105,750

Long-term debt                                         23,798         33,052
Pension obligations                                     8,576          7,830
Minority interests                                      1,927          1,756
Other long-term liabilities                             3,157          2,512
                                                   -----------     ----------
    Total liabilities                                 146,048        150,900

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 14,556,550 (11,908,600 at
    September 30, 2003) issued and outstanding            146            119
  Additional paid-in-capital                          147,472         79,918
  Retained earnings                                    65,517         54,666
  Accumulated other comprehensive income               10,237          5,883
                                                   -----------     ----------
    Total stockholders' equity                        223,372        140,586

    Total liabilities and stockholders' equity      $ 369,420	 $ 291,486
                                                   ===========     ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended March 31, 2004 and 2003
            (dollars in thousands, except per share amounts)

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2004        2003        2004        2003
                               ----------  ----------  ----------  ----------
Net sales                      $  75,948   $  61,073   $ 147,006   $ 119,218
Cost of goods sold                46,761      37,875      89,986      73,576
                               ----------  ----------  ----------  ----------
    Gross profit                  29,187      23,198      57,020      45,642

Selling, general, and
    administrative expenses       14,181      12,127      28,159      23,983
Research and development expenses  5,155       4,533      10,182       8,439
Intangibles amortization             515         350         964         717
                               ----------  ----------  ----------  ----------
    Income from operations         9,336       6,188      17,715      12,503

Other expense (income):
  Interest, net                      567         835       1,150       1,745
  Foreign currency (gains)/losses    156    (  1,977)   (    719)    ( 1,937)
  Other expenses (income)         (   81)        754    (    264)        373
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest        8,694       6,576      17,548      12,322

Income tax expense                 2,769       2,978       6,155       5,202
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                   5,925       3,598      11,393       7,120

Minority interest                    279         240         542         304
                               ----------  ----------  ----------  ----------
    Net income                  $  5,646    $  3,358    $ 10,851    $  6,816
                               ==========  ==========  ==========  ==========

Net income per common
  share (Note 8)
    Basic                       $   0.47    $   0.29    $   0.90    $   0.59
    Diluted                     $   0.45    $   0.29    $   0.86    $   0.59
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 8)
    Basic                      12,047,206  11,556,600  12,039,951  11,556,600
    Diluted                    12,647,494  11,590,038  12,616,787  11,567,219
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Six months ended March 31, 2004 and 2003
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2003              $      119  $    79,918    $    54,666   $    5,883     $  140,586
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        3,868          3,868
  Fair value of interest swap agreement             --           --             --          486            486
  Net income                                        --           --         10,851           --         10,851
                                                                                                   ------------
Total comprehensive income                                                                              15,205

Common stock issued                                 27       67,554             --	           --         67,581
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2004                   $     146   $  147,472    $    65,517    $  10,237      $ 223,372
                                           ============  ============  ============  ============  ============



BALANCES at September 30, 2002              $      115  $    76,156    $    39,361   $(   7,214)    $  108,418
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        7,046          7,046
  Fair value of interest swap agreement             --           --             --      (   143)       (   143)
  Net income                                        --           --          6,816           --          6,816
                                                                                                   ------------
Total comprehensive income                                                                              13,719

Common stock issued                                  1           21             --	           --             22
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2003                   $     116   $   76,177    $    46,177    $(    311)     $ 122,159
                                           ============  ============  ============  ============  ============


See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2004 and 2003
                          (dollars in thousands)


                                                             Six months
                                                           Ended March 31,
                                                     ------------------------
                                                        2004          2003
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  10,851     $  6,816
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities      (     263)    (  2,593)
     Other adjustments                                    4,294        3,748
                                                     -----------  -----------
       Net cash provided by operating activities         14,882        7,971
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           85           36
  Additions to property and equipment                 (   2,137)    (  1,829)
  Acquisition of business, net of cash required       (     741)          --
                                                      ----------   ----------
     Net cash used in investing activities            (   2,793)    (  1,793)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                     171        2,434
  Repayment to banks                                  (  13,172)    (  2,507)
  Net (repayments) borrowings on line of credit       (   1,308)       1,614
  Issuance of additional common shares                   66,277           --
  Proceeds from issuance of common stock                  1,563           --
  Other adjustments                                   (     473)     (   139)
                                                      ----------   ----------
     Net cash provided by financing
          activities                                     53,058        1,402
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                1,056        1,070
                                                      ----------   ----------
Net increase in cash and cash
      equivalents                                        66,203        8,650

Cash and cash equivalents at beginning of period         44,487       20,312
                                                      ----------   ----------
Cash and cash equivalents at end of period             $110,690     $ 28,962
                                                      ==========   ==========

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the fiscal year ended September 30, 2003, and should be read in conjunction with the Company?s annual report on Form 10-K. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2003 balances are derived from audited financial statements; however, interim period amounts have not been audited.


2.   Acquisitions

On February 27, 2004, the Company acquired 90% of the common stock of Optoskand AB, Gothenburg, Sweden, through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany ("RSL") in cash. We have a call option effective fiscal year 2009 for the remaining 10% of the common stock.

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, through RSL for $0.1 million in cash. RSL subsequently holds 88% of the share capital. As of May 1, 2003, Rofin-Marubeni Laser Corporation, Japan was renamed Rofin-Baasel Japan Corporation.


3.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:


                                                 March 31,    September 30,
                                                    2004           2003
                                                ------------   ------------
Finished goods                                   $  11,286       $  12,809
Work in progress                                    26,342          25,793
Raw materials and supplies                          32,596          24,717
Demonstration inventory                              8,147           6,585
Service parts                                       15,555          16,834
                                                -----------     -----------
    Total inventories                            $  93,926       $  86,738
                                                ===========     ===========

4.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                 March 31,    September 30,
                                                    2004           2003
                                                -----------     -----------
Employee compensation                            $  10,739       $  11,896
Warranty reserve                                    11,756          10,528
Customer deposits                                   12,867          12,875
Income taxes payable                                 4,245           6,980
Other                                               16,724          13,056
                                                -----------     -----------
Total accrued liabilities                        $  56,331       $  55,335
                                                ===========     ===========


5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six month period ended March 31, 2004 are as follows:

                                             United     Rest of
                                Germany      States      World      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2003           $ 33,566    $  2,610    $ 11,882    $ 48,058
Additions                             --          --         362         362
Currency exchange difference       1,396         121         532       2,049
                               ----------  ----------  ----------  ----------
Balance as of
   March 31, 2004               $ 34,962    $  2,731    $ 12,776    $ 50,469
                               ==========  ==========  ==========  ==========


The carrying value of other intangible assets are as follows:

                                   March 31, 2004        September 30, 2003
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,077    $  1,441    $  5,279    $  1,192
  Customer base                    7,273       3,142       6,952       2,370
  Other                              788         600         622         425
                               ----------  ----------  ----------  ----------
  Total                         $ 15,138    $  5,183    $ 12,853    $  3,987
                               ==========  ==========  ==========  ==========

6.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the six-month periods ended March 31, 2004 and 2003 are as follows:



Balance at September 30, 2002                    $  10,036
Additional accruals for warranties
        during the period                            3,927
Usage during the period                           (  4,608)
Currency translation                                   787
                                                -----------
Balance at March 31, 2003                        $  10,142
                                                ===========

Balance at September 30, 2003                    $  10,528
Additional accruals for warranties
        during the period                            3,883
Usage during the period                           (  3,084)
Currency translation                                   429
                                                -----------
Balance at March 31, 2004                        $  11,756
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

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
Net income - as reported        $  5,646    $  3,358    $ 10,851    $  6,816

Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects             225         169         450    $    337
                               ----------  ----------  ----------  ----------
Pro forma net income            $  5,421    $  3,189    $ 10,401    $  6,479
                               ==========  ==========  ==========  ==========
Earnings per share:
  Basic - as reported           $    0.47   $   0.29    $   0.90    $   0.59
  Basic - pro forma             $    0.45   $   0.28    $   0.86    $   0.56
  Fully diluted - as reported   $    0.45   $   0.29    $   0.86    $   0.59
  Fully diluted - pro forma     $    0.43   $   0.28    $   0.82    $   0.56


8.  Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:


                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             12,047,206  11,556,600  12,039,951  11,556,600
Potential additional shares
  due to outstanding dilutive
  stock options                   600,288      33,438     576,836      10,619
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      12,647,494  11,590,038  12,616,787  11,567,219
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months and six months ended March 31, 2003, were 948,600 and 1,220,600 outstanding stock options, respectively. There were no shares excluded from the calculation of diluted EPS for the three and six months ended March 31, 2004.

9.  Defined Benefit Plans

Components of net periodic cost were as follows for the six months ended March 31, 2004 and 2003:
                                                               Other
                                                           Postretirement
                                     Pension Plans            Benefits
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
Service cost                   $     283   $     247   $      82    $    41
Interest cost                        317         266           2          2
Expected return on plan assets      ( 98)       ( 78)         --         --
Amortization of prior
    service cost                      31          31          --         --
Amortization of net (gain)
    Loss                              --          --          --         --
                               ----------  ----------  ----------  ----------
Net periodic benefit cost      $     533   $     466   $      84    $    43
                               ==========  ==========  ==========  ==========


10.  Segment and Geographic Information

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

Assets, revenues and income before taxes, by geographic region are summarized below:

                                                March 31,   September 30,
                                                   2004          2003
                                               (Unaudited)    (Audited)
                                               ----------     ----------
      ASSETS                                       2004          2003
                                               ----------     ----------
           United States                       $ 123,553      $  53,061
           Germany                               223,069        223,413
           Other                                 126,231        113,238
           Intercompany eliminations           ( 103,433)     (  98,226)
                                               ----------     ----------
           Total assets                        $ 369,420      $ 291,486
                                               ==========     ==========


       REVENUES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
      United States            $  16,543   $  13,285   $  31,723   $  26,140
      Germany                     66,660      51,139     131,937     103,868
      Other                       28,440      18,831      51,485      34,111
      Intercompany eliminations ( 35,695)   ( 22,182)   ( 68,139)   ( 44,901)
                              ----------  ----------   ----------  ----------
                               $  75,948   $  61,073   $ 147,006   $ 119,218
                               ==========  ==========  ==========  ==========


       INTERCOMPANY REVENUES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
      United States            $     863   $     898    $   1,857  $   1,761
      Germany                     28,640      17,695       54,598     36,961
      Other                        6,192       3,589       11,684      6,179
      Intercompany eliminations ( 35,695)   ( 22,182)    ( 68,139)  ( 44,901)
                               ----------  ----------  ----------  ----------
                               $      --   $      --    $      --  $      --
                               ==========  ==========  ==========  ==========

       EXTERNAL REVENUES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
      United States            $  15,680   $  12,387    $  29,866   $  24,379
      Germany                     38,020      33,444       77,339      66,907
      Other                       22,248      15,242       39,801      27,932
                               ----------  ----------  ----------  ----------
                               $  75,948   $  61,073    $ 147,006   $ 119,218
                               ==========  ==========  ==========  ==========


       INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
      United States            $   2,054   $     790    $   4,049  $   1,162
      Germany                      4,196       3,279       11,356      8,783
      Other                        2,362       1,613        3,868      2,070
      Intercompany eliminations       82         894    (   1,725)       307
                               ----------  ----------  ----------  ----------
                               $   8,694   $   6,576    $  17,548  $  12,322
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

Through our global manufacturing, distribution and service network, we are providing a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive, and semiconductor/electronics industries. We sell principally to end-users, to original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate our laser sources with other system components.
Many of our customers are among the largest global participants in their respective industries.

During the second quarter of fiscal years 2004 and 2003, respectively, we realized approximately 51% of revenues from the sale and servicing of laser products for macro applications and approximately 49% from the sale and servicing of laser products for marking and micro applications, respectively.

On March 29, 2004 we sold 2.5 million common shares at a price of $28.00 per share which resulted in net proceeds of $66.5 million to us. The underwriters exercised their over-allotment option April 8, 2004 resulting in 360,000 additional common shares being issued with approximately $9.6 million in net proceeds to the Company. We intend to use the net proceeds from the offering for working capital, other general corporate purposes and for acquisitions of complementary products, technologies or businesses as opportunities arise.

Management believes that the near term growth in our macro business depends, especially in North America and Europe, on the general investment cycle for capital goods. Revenues from a technical license agreement will contribute to sales in the current fiscal year by approximately $7 million. We recognized $0.7 million and $2.8 million of revenue during the three-months and six-months ended March 31, 2004, respectively. In our marking and micro business management sees positive developments from the semiconductor and electronics market which should lead to increased sales in the coming quarters.

At March 31, 2004, we had 1,228 employees compared to 1,215 employees at March 31, 2003.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.


                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2004       2003         2004        2003
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  62%         62%         61%         62%
Gross profit                        38%         38%         39%         38%
Selling, general and
  administrative expenses           19%         20%         19%         20%
Research and development expenses    7%          7%          7%          7%
Intangibles amortization             1%          1%          1%          1%
Income from operations              11%         10%         12%         10%
Income before income taxes
  and minority interest             11%         11%         12%         10%
Net income                           7%          5%          7%          6%


Net Sales - Net sales of $75.9 million and $147.0 million represent increases of $14.9 million (24%) and $27.8 million (23%) for the three months and six months ended March 31, 2004, as compared to the corresponding periods of fiscal 2003. The increase for the three months ended March 31, 2004, compared to fiscal 2003, resulted from a net sales increase of $11.6 million (24%) in Europe/Asia and an increase of $3.3 million (27%), in the United States. The increase for the six-months ended March 31, 2004, compared to the same period in fiscal 2003, resulted from a net sales increase of $22.3 million, or 24% in Europe/Asia and an increase of $5.5 million (23%) in the United States. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $7.2 million and $16.0 million for the three-month and six-month periods ended March 31, 2004. Net sales of laser products for macro applications increased by $7.3 million (24%) to $38.2 million and by $12.3 million (20%) to $74.4 million for the three-month and six-month periods ended March 31, 2004 as compared to the corresponding periods of fiscal 2003. This increase represents the revenue recognized from the technical license agreement and the remaining increase was primarily due to the higher demand for our lasers for macro applications from the automotive industry. Net sales of lasers for marking and micro applications increased by 25% to $37.7 million for the three months ended March 31, 2004 and increased by 27% to $72.6 million for the six months ended March 31, 2004 as compared to the corresponding periods in fiscal 2003. This increase can be attributed primarily to a recovery in demand for the Company?s lasers for marking applications from the semiconductor and electronics industries and higher volumes of lasers for micro applications such as dental and jewelry.

Gross Profit - Our gross profit of $29.2 million and $57.0 million for the three-months and six-months ended March 31, 2004 represent increases of $6.0 million (26%) and $11.4 million (25%) from the corresponding periods of fiscal 2003. As a percentage of sales, gross profit margin was consistent at 38% for the three-month periods ended March 31, 2004 and 2003 and increased from 38% to 39% for the six-month period ended March 31, 2004 as compared to the corresponding period in 2003. Fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro favorably affected gross profit by $1.9 million and $4.2 million for the three-month and six-month periods ended March 31, 2004.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses of $14.2 million and $28.2 million for the three-months and six-months ended March 31, 2004 represent increases of $2.1 million (17%) and $4.2 million (17%) from the corresponding periods of fiscal 2003. SG&A expenses, a significant portion of which are incurred in foreign currencies, was unfavorably affected by $1.4 million and $3.0 million for the three-month and six-month periods ended March 31, 2004 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Research and Development Expenses - The Company spent net $5.2 million and $10.2 million on research and development (R&D) during the three-month and six-month periods ended March 31, 2004. This represents an increase of 14% and 21%, for the three-month and six-month periods as compared to the corresponding periods of fiscal 2003. Gross R&D expenses for the three-month periods ended March 31, 2004 and 2003 were $5.3 million and $4.8 million, respectively, and were reduced by $0.1 million and $0.3 million of government grants in each respective period. Gross R&D expenses for the six-month periods ended March 31, 2004 and 2003 were $10.6 million and $9.0 million, respectively and were reduced by $0.4 million and $0.6 million of government grants, respectively. The Company expects to continue receiving governmental grants toward R&D. The increase in gross R&D is primarily a result of ongoing R&D work mainly in the area of diode pumped solid state lasers. R&D, a significant portion of which is conducted in Europe, and therefore expenses are incurred in foreign currencies, was unfavorably affected by $0.6 million and $1.4 million for the three-month and six-month periods ended March 31, 2004, due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Other Expense (Income) - Net other (income) expense of $0.6 million and $0.2 million for the three-month and six-month periods ended March 31, 2004 represents a decrease of $1.0 million for the three-month periods and no change in income for the six-month periods compared to the same periods of fiscal year 2003. The fluctuation in the three-month period is primarily attributed to unrealized exchange losses resulting from certain intercompany indebtedness and lower interest expense.

Income Tax Expense - Income tax expense of $2.8 million and $6.2 million for the three-months and six-months ended March 31, 2004 represent effective tax rates of 32% and 35%, compared to the prior fiscal year corresponding effective tax rates of 45% and 42%. This decrease is primarily due to higher earnings in countries with lower statutory tax rates, lower amounts of nondeductible expenses for tax purposes, and the utilization of foreign tax credits for income tax purposes.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $5.6 million and $10.9 million for the three-months and six-months ended March 31, 2004, which represents increases of $2.2 million and $4.1 million from the corresponding periods in fiscal 2003. For the three-months ended March 31, 2004, basic and diluted earnings per share equaled $0.47 and $0.45, respectively, based upon a weighted average of
12.0 million and 12.6 million common shares outstanding, as compared to basic and diluted earnings per share of $0.29 for the same periods in fiscal 2003.


Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2004 were cash and cash equivalents of $110.7 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $45.3 million (translated at the applicable exchange rate at March 31, 2004). As of March 31, 2004, $13.0 million was outstanding under the Deutsche Bank facility and $20.7 million under other lines of credit. Approximately, $36.6 million is unused and available under the Company?s bank facility and lines of credit at March 31, 2004. There are no financial covenants which could restrict the Company from drawing money under these lines of credit.


Additionally, the Company has outstanding long- and short-term debt under a credit agreement with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At March 31, 2004, $26.4 million was outstanding under this credit agreement. Based on its maturities, $5.4 million has been included in the caption "line of credit and short term borrowings" in the accompanying consolidated balance sheet.

Cash and cash equivalents increased by $66.2 million during the six-months ended March 31, 2004. Approximately $14.9 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income. Additionally, cash was provided by a reduction in accounts receivable due to several outstanding customer balances coming due during the period. However, these increases in cash were offset by cash used to reduce our overall income tax liability and to increase our inventory position so that new sales orders could be taken and shipped quickly.

Uses of cash from investing activities totaled $2.8 million for the six months ended March 31, 2004 and related primarily to the acquisition of property and equipment during the period.

Net cash provided by financing activities totaled $53.1 million and was primarily related to current period net repayments of bank debt of $14.3 million and offset by the issuance of 2.5 million common shares with net proceeds of $66.3 million.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the Company's credit facilities and lines of credit, will provide adequate resources to meet both its capital requirements and operational needs on both a current and long term basis.



Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 74% of our sales are denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity to $10.6 million at March 31, 2004 as compared to $6.7 million at September 30, 2003.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106". The statement requires employers to provide additional disclosures regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new disclosure requirements were effective for the Company beginning with the quarter ending March 31, 2004, and are reflected in note 9.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of the consolidated financial statements and footnotes in our Annual Report on 10-K for the fiscal year ended September 30, 2003. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

     Pension

     The determination of the Company?s obligation and expense for pension is dependent on the selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates, and rates of future compensation increases. In addition, the Company?s actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop our valuations. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension benefits expense the Company has recorded or may record.

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

Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2004, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.


                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          March 31, 2004       March 31, 2004
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             190,000             126,000
Gunther Braun               --             130,000              72,000
Carl F. Baasel          50,000              40,000              15,000
Walter Volkmar              --              57,000               9,000
Louis Molnar                --              63,000              10,000
William R. Hoover (1)   41,250                  --                  --
Ralph E. Reins (1)      17,000                  --                  --
Gary K. Willis (1)      17,000                  --                  --
Daniel Smoke (1)         3,000                  --                  --

(1)	Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2004, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of March 31, 2004, the Company maintained a cash equivalents portfolio of $84.2 million, consisting mainly of tax exempt interest bearing securities and demand deposits, all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At March 31, 2004, the Company had $27.4 million of six month adjusted interest rate debt, $13.6 million of annually adjusted interest rate debt and $19.1 million of fixed rate debt. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.2 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2004, the Company held Japanese yen forward contracts with notional amounts of Euro 0.8 million and Euro forward exchange options with notional amounts of $4.5 million. A 10% change in currency exchange rates would result in a pre-tax gain or loss of $0.5 million and $0.1 million, respectively. Additionally, the Company entered into currency and interest swap agreements of notional amounts Swiss Francs 40.4 million to minimize the interest on long-term loans. As of March 31, 2004, an amount of Swiss Franc 33.6 million (equivalent to $26.9 million based on the exchange rate at March 31, 2004) was outstanding under this swap agreements. The gains or losses resulting from a 10% change in currency exchange rates would result in an increase of $1.9 million or a decrease of $1.4 million of net income.


Item 4.  Controls and Procedures

In the 90-day period before the filing of this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the ?certifying officers?) have evaluated the effectiveness of the Company?s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the ?Commission?) is recorded, processed, summarized and reported within the time periods specified by the Commission?s rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company?s disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them in a timely fashion, taking into consideration the size and nature of the Company?s business and operations.

There were no significant changes in the Company?s internal controls or in other factors, nor any significant deficiencies or material weaknesses requiring corrective action, that could significantly affect the Company?s internal controls subsequent to the date when the internal controls were evaluated.

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

         (b)  Reports on Form 8-K:

               We furnished a Form 8-K on February 13, 2004, which contained a copy of our press release announcing our first quarter ended December 31, 2004 financial results.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   May 14, 2004        /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer