Form 10-Q
period 2004-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2004-08-13
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM  10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

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

14,928,150 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 12, 2004.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            June 30, 2004 and September 30, 2003                    3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2004 and 2003                                  5

          Condensed Consolidated Statement of Stockholders
            Equity and Comprehensive Income
            Nine months ended June 30, 2004 and 2003                6

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2004 and 2003                7

          Notes to Condensed Consolidated Financial Statements      8


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    15


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            22

          Item 4
          ------

          Controls and Procedures                                  23


PART II   OTHER INFORMATION                                        24

          SIGNATURES                                               25

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                   Condensed Consolidated Balance Sheets
                            (dollars in thousands)


                                                    June 30,    September 30,
                                                      2004          2003
                                                   (Unaudited)
                                                   -----------   -----------
ASSETS
Current assets
  Cash and cash equivalents                         $ 123,072      $  44,487
  Accounts receivable, trade, net                      65,580         64,548
  Inventories (Note 3)                                 95,670         86,738
  Other current assets and prepaid expenses            11,909          8,736
                                                   -----------     ----------
    Total current assets                              296,231        204,509

Property and equipment, net                            28,709         27,692
Goodwill, net (Note 5)                                 50,207         48,058
Other intangibles, net (Note 5)                         9,463          8,866
Other assets                                            1,699          2,361
                                                   -----------     ----------
    Total assets                                    $ 386,309      $ 291,486
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit and short term borrowings          $  35,138      $  35,781
  Accounts payable, trade                              16,783         12,476
  Accounts payable to related party                     1,728          2,158
  Accrued liabilities (Note 4)                         58,434         55,335
                                                   -----------     ----------
    Total current liabilities                         112,083        105,750

Long-term debt                                         21,155         33,052
Pension obligations                                     8,692          7,830
Minority interests                                      2,215          1,756
Other long-term liabilities                             2,976          2,512
                                                   -----------     ----------
    Total liabilities                                 147,121        150,900

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 14,921,950 (11,908,600 at
    September 30, 2003) issued and outstanding            149            119
  Additional paid-in-capital                          156,884         79,918
  Retained earnings                                    72,902         54,666
  Accumulated other comprehensive income                9,253          5,883
                                                   -----------     ----------
    Total stockholders' equity                        239,188        140,586

    Total liabilities and stockholders' equity      $ 386,309	 $ 291,486
                                                   ===========     ==========







See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended June 30, 2004 and 2003
            (dollars in thousands, except per share amounts)

                                    Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2004        2003        2004        2003
                               ----------  ----------  ----------  ----------
Net sales                      $  82,067   $  64,467   $ 229,073   $ 183,684
Cost of goods sold                48,900      40,859     138,886     114,434
                               ----------  ----------  ----------  ----------
    Gross profit                  33,167      23,608      90,187      69,250

Selling, general, and
    administrative expenses       14,440      12,618      42,599      36,601
Research and development expenses  5,726       4,725      15,908      13,164
Intangibles amortization             496         468       1,460       1,185
                               ----------  ----------  ----------  ----------
    Income from operations        12,505       5,797      30,220      18,300

Other expense (income):
  Interest, net                      419         781       1,568       2,526
  Foreign currency (gains)/losses    263          96    (    455)   (  1,840)
  Other income                    (  188)   (    985)   (    451)   (    613)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       12,011       5,905      29,558      18,227

Income tax expense                 4,338       1,909      10,493       7,111
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                   7,673       3,996      19,065      11,116

Minority interest                    288         362         829         667
                               ----------  ----------  ----------  ----------
    Net income                  $  7,385    $  3,634    $ 18,236    $ 10,449
                               ==========  ==========  ==========  ==========

Net income per common
  share (Note 8)
    Basic                       $   0.50    $   0.31    $   1.40    $   0.89
    Diluted                     $   0.48    $   0.30    $   1.35    $   0.88
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 8)
    Basic                      14,889,277  11,741,900  12,989,727  11,741,900
    Diluted                    15,417,529  12,083,113  13,547,933  11,852,390
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                       Nine months ended June 30, 2004 and 2003
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings     Income(loss)    Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2003              $      119  $    79,918    $    54,666   $    5,883     $  140,586
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        3,100          3,100
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          270            270
  Net income                                        --           --         18,236           --         18,236
                                                                                                   ------------
Total comprehensive income                                                                              21,606

Common stock issued                                 30       76,966             --	           --         76,996
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2004                    $     149   $  156,884    $    72,902    $   9,253      $ 239,188
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2002              $      115  $    76,156    $    39,361   $(   7,214)    $  108,418
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --       10,474         10,474
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          281            281
  Net income                                        --           --         10,449           --         10,449
                                                                                                   ------------
Total comprehensive income                                                                              21,204

Common stock issued                                  2        1,756             --	           --          1,758
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2003                    $     117   $   77,912    $    49,810    $   3,541      $ 131,380
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2004 and 2003
                          (dollars in thousands)


                                                            Nine months
                                                           Ended June 30,
                                                     ------------------------
                                                        2004          2003
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $  18,236     $ 10,449
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities      (   1,901)       1,667
     Other adjustments                                    6,283        4,881
                                                     -----------  -----------
       Net cash provided by operating activities         22,618       16,997
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          135           43
  Additions to property and equipment                 (   2,968)    (  2,454)
  Acquisition of business, net of cash required       (     741)          --
                                                      ----------   ----------
     Net cash used in investing activities            (   3,574)    (  2,411)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                     156        2,434
  Repayment to banks                                  (  15,630)    (  5,432)
  Net (repayments) borrowings on line of credit       (   2,040)         673
  Proceeds from issuance of common stock                 77,128        1,729
  Other adjustments                                   (     470)    (    140)
                                                      ----------   ----------
     Net cash provided by (used in) financing
          activities                                     59,144     (    736)
                                                      ----------   ----------
Effect of foreign currency translation on cash
      and cash equivalents                                  397        2,017
                                                      ----------   ----------
Net increase in cash and cash equivalents                78,585       15,867

Cash and cash equivalents at beginning of period         44,487       20,312
                                                      ----------   ----------
Cash and cash equivalents at end of period            $ 123,072     $ 36,179
                                                      ==========   ==========


See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
              (dollars in thousands, except per share amounts)


1.   Summary of Accounting Policies

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the fiscal year ended September 30, 2003, and should be read in conjunction with the Company's annual report on Form 10-K. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year. September 30, 2003 balances are derived from audited financial statements; however, interim period amounts have not been audited.


2.   Acquisitions

On February 27, 2004, the Company acquired 90% of the common stock of Optoskand AB, Gothenburg, Sweden, through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany ("RSL") for cash.


3.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:


                                                  June 30,    September 30,
                                                    2004           2003
                                                ------------   ------------
Finished goods                                   $  13,028       $  12,809
Work in progress                                    26,567          25,793
Raw materials and supplies                          33,032          24,717
Demonstration inventory                              8,532           6,585
Service parts                                       14,511          16,834
                                                -----------     -----------
    Total inventories                            $  95,670       $  86,738
                                                ===========     ===========

4.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  June 30,    September 30,
                                                    2004           2003
                                                -----------     -----------
Employee compensation                            $  12,664       $  11,896
Warranty reserve                                    12,355          10,528
Customer deposits                                   10,816          12,875
Income taxes payable                                 5,169           6,980
Other                                               17,430          13,056
                                                -----------     -----------
Total accrued liabilities                        $  58,434       $  55,335
                                                ===========     ===========


5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine month period ended June 30, 2004 are as follows:

                                             United     Rest of
                                Germany      States      World      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2003           $ 33,566    $  2,610    $ 11,882    $ 48,058
Additions                             --          --         362         362
Currency exchange difference       1,220         105         462       1,787
                               ----------  ----------  ----------  ----------
Balance as of
   June 30, 2004                $ 34,786    $  2,715    $ 12,706    $ 50,207
                               ==========  ==========  ==========  ==========


The carrying value of other intangible assets are as follows:

                                    June 30, 2004        September 30, 2003
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,056    $  1,551    $  5,279    $  1,192
  Customer base                    7,232       3,454       6,952       2,370
  Other                              832         652         622         425
                               ----------  ----------  ----------  ----------
  Total                         $ 15,120    $  5,657    $ 12,853    $  3,987
                               ==========  ==========  ==========  ==========

6.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the nine-month periods ended June 30, 2004 and 2003 are as follows:



Balance at September 30, 2002                    $  10,036
Additional accruals for warranties
        during the period                            6,922
Usage during the period                           (  7,175)
Currency translation                                 1,220
                                                -----------
Balance at June 30, 2003                         $  11,003
                                                ===========

Balance at September 30, 2003                    $  10,528
Additional accruals for warranties
        during the period                            5,526
Usage during the period                           (  4,068)
Currency translation                                   369
                                                -----------
Balance at June 30, 2004                         $  12,355
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

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                 Three Months Ended        Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
Net income - as reported        $  7,385    $  3,634    $ 18,236    $ 10,449

Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects             225         169         675    $    506
                               ----------  ----------  ----------  ----------
Pro forma net income            $  7,160    $  3,465    $ 17,561    $  9,943
                               ==========  ==========  ==========  ==========
Earnings per share:
  Basic - as reported           $    0.50   $   0.31    $   1.40    $   0.89
  Basic - pro forma             $    0.48   $   0.30    $   1.35    $   0.85
  Fully diluted - as reported   $    0.48   $   0.30    $   1.35    $   0.88
  Fully diluted - pro forma     $    0.46   $   0.29    $   1.30    $   0.84


8.  Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:


                                 Three Months Ended       Nine Months Ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             14,889,277  11,741,900  12,989,727  11,741,900
Potential additional shares
  due to outstanding dilutive
  stock options                   528,252     341,213     558,206     110,490
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      15,417,529  12,083,113  13,547,933  11,852,390
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended June 30, 2004 and 2003, were 285,500 and 187,000 outstanding stock options, respectively. Excluded from the calculation of diluted EPS for the nine months ended June 30, 2004 and 2003, were 285,500 and 207,000 outstanding stock options, respectively. These could potentially dilute future EPS calculations but were not included in the current period because their effect would have been antidilutive.

The increase in the number of shares outstanding for the three months and nine months ended June 30, 2004 reflect the Company's issuance and sale of 2.86 million common shares in its underwritten public offering completed April 2004.


9.  Defined Benefit Plans

Components of net periodic cost were as follows for the three months and nine months ended June 30, 2004 and 2003:

                                                PENSION PLANS
                               ----------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
Service cost                   $    141    $   129     $   424     $   376
Interest cost                       159        142         476         408
Expected return on plan assets  (    49)   (    39)     (  147)    (   117)
Amortization of prior
    service cost                     16         16          47          47
Amortization of net (gain)
    loss                             --         --          --          --
                               ----------  ----------  ----------  ----------
Net periodic benefit cost      $    267    $   248     $   800     $   714
                               ==========  ==========  ==========  ==========


                                      OTHER POSTRETIREMENT BENEFITS
                               ----------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
Service cost                   $     30    $    21     $   112     $    62
Interest cost                         1          1           3           3
Expected return on plan assets       --         --          --          --
Amortization of prior
    service cost                     --         --          --          --
Amortization of net (gain)
    loss                             --         --          --          --
                               ----------  ----------  ----------  ----------
Net periodic benefit cost      $     31    $    22    $    115     $    65
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

Assets, revenues and income before taxes, by geographic region are summarized below:


                                                 June 30,   September 30,
                                                   2004          2003
                                               ----------     ----------
      ASSETS                                       2004          2003
                                               ----------     ----------
           United States                       $ 138,203      $  53,061
           Germany                               222,127        223,413
           Other                                 128,426        113,238
           Intercompany eliminations           ( 102,447)     (  98,226)
                                               ----------     ----------
           Total assets                        $ 386,309      $ 291,486
                                               ==========     ==========



       REVENUES
                                 Three Months Ended      Nine Months Ended
                                     June 30,               June 30,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
      United States            $  18,131   $  14,869   $  49,853   $  41,009
      Germany                     73,523      54,476     205,461     158,344
      Other                       29,854      20,959      81,339      55,070
      Intercompany eliminations ( 39,441)   ( 25,837)   (107,580)   ( 70,739)
                              ----------  ----------   ----------  ----------
                               $  82,067   $  64,467   $ 229,073   $ 183,684
                               ==========  ==========  ==========  ==========

       INTERCOMPANY REVENUES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
      United States            $     877   $   1,217    $   2,734  $   2,978
      Germany                     31,067      19,975       85,665     56,937
      Other                        7,497       4,645       19,181     10,824
      Intercompany eliminations ( 39,441)   ( 25,837)    (107,580)  ( 70,739)
                               ----------  ----------  ----------  ----------
                               $      --   $      --    $      --  $      --
                               ==========  ==========  ==========  ==========


       EXTERNAL REVENUES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
      United States            $  17,254   $  13,652    $  47,119   $  38,031
      Germany                     42,456      34,501      119,796     101,407
      Other                       22,357      16,314       62,158      44,246
                               ----------  ----------  ----------  ----------
                               $  82,067   $  64,467    $ 229,073   $ 183,684
                               ==========  ==========  ==========  ==========


       INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2004       2003        2004        2003
                               ----------  ----------  ----------  ----------
      United States            $   3,299   $   1,337    $   7,348  $   2,499
      Germany                      7,850       3,987       19,206     12,771
      Other                        1,962       2,733        5,830      4,803
      Intercompany eliminations (  1,100)   (  2,152)   (   2,826)  (  1,846)
                               ----------  ----------  ----------  ----------
                               $  12,011   $   5,905    $  29,558  $  18,227
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

During the third quarter of fiscal years 2004 and 2003, respectively, we realized approximately 51% of revenues from the sale and servicing of laser products for macro applications and approximately 49% from the sale and servicing of laser products for marking and micro applications, respectively.

On March 29, 2004 we issued and sold 2.5 million common shares at a price of $28.00 per share. The underwriters exercised their over-allotment option April 8, 2004 resulting in 360,000 additional common shares being issued and sold. We realized net proceeds of $75.3 million as a result of these transactions. We intend to use the aggregate net proceeds from the offering for working capital, other general corporate purposes and for acquisitions of complementary products, technologies or businesses as opportunities arise.

Management believes that the near term growth in our macro business depends, especially in North America and Europe, on the general investment cycle for capital goods. Revenues from a technical license agreement will contribute to sales in the current fiscal year by approximately $7 million. We recognized $2.1 million and $5.0 million of revenue during the three-months and nine-months ended June 30, 2004, respectively. In our marking and micro business management sees positive developments from the semiconductor and electronics market which should lead to increased sales in the coming quarters.

At June 30, 2004, we had 1,251 employees compared to 1,217 employees at June 30, 2003.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months           Nine Months
                                    Ended June 30,        Ended June 30,
                               ----------------------  ----------------------
                                  2004       2003         2004        2003
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  60%         63%         61%         62%
                               ----------  ----------  ----------  ----------
Gross profit                        40%         37%         39%         38%
Selling, general and
  administrative expenses           17%         20%         18%         20%
Research and development expenses    7%          7%          7%          7%
Intangibles amortization             1%          1%          1%          1%
                               ----------  ----------  ----------  ----------
Income from operations              15%          9%         13%         10%
Income before income taxes
  and minority interest             15%          9%         13%         10%
Net income                           9%          6%          8%          6%

Net Sales - Net sales of $82.1 million and $229.1 million represent increases of $17.6 million (27%) and $45.4 million (25%) for the three months and nine months ended June 30, 2004, as compared to the corresponding periods of fiscal 2003. The increase for the three months ended June 30, 2004, compared to fiscal 2003, resulted from a net sales increase of $14.0 million (28%), to $64.8 million in Europe/Asia and an increase of $3.6 million (26%), to $17.3 million, in the United States. The increase for the nine months ended June 30, 2004, compared to the same period in fiscal 2003, resulted from a net sales increase of $36.3 million (25%), to $182.0 million in Europe/Asia and an increase of $9.1 million (24%), to $47.1 million in the United States. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $4.7 million and $20.8 million for the three and nine month periods ended June 30, 2004. Net sales of laser products for macro applications increased by $9.3 million (28%) to

$42.2 million and by $21.6 million (23%) to $116.6 million for the three and nine month periods ended June 30, 2004 as compared to the corresponding periods of fiscal 2003. These increases represent mainly the additional revenue recognized from a technical license agreement, increased revenue of our component businesses and the higher demand for our lasers from the machine tool industry. Net sales of lasers for marking and micro applications increased to $39.9 million (26%) for the three months ended June 30, 2004 and increased to $112.5 million (27%) for the nine months ended June 30, 2004 as compared to the corresponding periods in fiscal 2003. This increase can be attributed primarily to a recovery in demand for our lasers for marking applications from the semiconductor and electronics industries, increased revenues to the automotive industries, and higher volumes of lasers for micro applications such as dental and jewelry. The overall revenue increase was also supported by a strong service and spare parts business.

Gross Profit - Our gross profit of $33.2 million and $90.2 million for the three and nine months ended June 30, 2004, represents increases of $9.6 million (41%) and $20.9 million (30%) from the corresponding periods of fiscal 2003. As a percentage of sales, gross profit margin increased from 37% to 40% for the three months ended June 30, 2004 and 2003 and increased from 38% to 39% for the nine months ended June 30, 2004 as compared to the corresponding periods in fiscal 2003. The higher percentage margins were primarily a result of a more favorable product mix and revenue from the technical license agreement, as described under net sales. Fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro favorably affected gross profit by $1.6 million and $5.8 million for the three and nine month periods ended June 30, 2004.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses of $14.4 million and $42.6 million for the three and nine months ended June 30, 2004, respectively, represent increases of $1.8 million (14%) and $6.0 million (16%) from the corresponding periods of fiscal 2003, and reflects the support of higher sales volumes. SG&A expenses, a significant portion of which are incurred in foreign currencies, was unfavorably affected by $0.8 million and $3.8 million for the three month and nine month periods ended June 30, 2004 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Research and Development Expenses - Net research and development (R&D) expenses were $5.7 million and $15.9 million for the three month and nine month periods ended June 30, 2004. This represents an increase of 21% for both the three-month and nine-month periods as compared to the corresponding periods of fiscal 2003. Gross R&D expenses for the three-month periods ended June 30, 2004 and 2003 were $5.9 million and $4.8 million, respectively, and were reduced by $0.2 million and $0.1 million of government grants in each respective period. Gross R&D expenses for the nine-month periods ended June 30, 2004 and 2003 were $16.4 million and $13.9 million, respectively and were reduced by $0.5 million and $0.7 million of government grants, respectively. The Company expects to continue receiving governmental grants toward R&D.
The increase in gross R&D is primarily a result of ongoing R&D work mainly in the area of diode pumped solid state lasers and CO2 diffusion-cooled technology. We conduct a significant portion of R&D in Europe, and therefore we incur expenses in foreign currencies, which were unfavorably affected by $0.4 million and $1.8 million for the three-month and nine-month periods ended June 30, 2004, due to the fluctuations of the U.S. dollar against these foreign currencies, primarily against the Euro.

Other Expense (Income) - Net other expense of $0.5 million and $0.7 million for the three-month and nine-month periods ended June 30, 2004 represent increases of $0.6 million compared to the corresponding periods of fiscal year 2003. The increase for the three months resulted from currency losses of $0.2 million, reduced interest expenses of $0.4 million, and lower other income of $0.8 million, mainly due to gains from the sale of marketable securities and insurance compensation in fiscal 2003. The increase for the nine months primarily resulted from a decrease of foreign currency gains of $1.4 million, reduced interest expenses of $1.0 million, and lower other income of $0.2 million.

Income Tax Expense - Income tax expense of $4.3 million and $10.5 million for the three-months and nine-months ended June 30, 2004 represent effective tax rates of 36% for both of the periods, compared to effective tax rates of 32% and 39% in the corresponding periods of fiscal 2003. The decrease in the nine-month period is primarily due to higher earnings in countries with lower statutory tax rates, lower amounts of nondeductible expenses for tax purposes, higher tax exempt interest income, and the utilization of foreign tax credits for income tax purposes.

Net Income - As a result of the foregoing factors, we realized consolidated net income of $7.4 million and $18.2 million for the three-months and nine-months ended June 30, 2004, which represents increases of $3.8 million and $7.8 million compared to the corresponding periods in fiscal 2003. For the three-months ended June 30, 2004, basic and diluted earnings per share equaled $0.50 and $0.48, respectively, based upon a weighted average of 14.9 million and 15.4 million common shares outstanding, as compared to basic and diluted earnings per share of $0.31 and $0.30, respectively, based upon a weighted average of 11.7 million and 12.1 million common shares outstanding for the same period in fiscal 2003.


Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2004 were cash and cash equivalents of $123.1 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $44.6 million (translated at the applicable exchange rate at June 30, 2004). As of June 30, 2004, $12.8 million was outstanding under the Deutsche Bank facility and $19.5 million under other lines of credit. Approximately, $37.4 million is unused and available under the Company's bank facility and lines of credit at June 30, 2004. There are no financial covenants which could restrict the Company from drawing money under these lines of credit.

Additionally, the Company has outstanding long- and short-term debt under a credit agreement with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At June 30, 2004, $24.0 million was outstanding under this credit agreement. Based on maturities, $5.5 million has been included in the caption "Line of credit and short term borrowings" in the accompanying consolidated balance sheet.

Cash and cash equivalents increased by $78.6 million during the nine-months ended June 30, 2004. Approximately $22.6 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income. Additionally, cash was provided by a reduction in accounts receivable due to several outstanding customer balances coming due during the period, increased accounts payable trade and accrued liabilities. However, these increases in cash were offset by cash used to reduce our overall income tax liability and to increase our inventory position to be prepared for faster cycle times.

Uses of cash from investing activities totaled $3.6 million for the nine months ended June 30, 2004 and related primarily to the acquisition of property and equipment during the period.

Net cash provided by financing activities totaled $59.1 million and was primarily related to current period net repayments of bank debt of $17.5 million, offset by the issuance of 2.9 million common shares with net cash proceeds of $75.5 million.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a current and long term basis.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 72% of our fiscal 2004 sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $9.8 million at June 30, 2004 as compared to $6.7 million at September 30, 2003.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosure about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106". The statement requires employers to provide additional disclosures regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The new disclosure requirements were effective for the Company beginning with the quarter ending June 30, 2004, and are reflected in note 9.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on 10-K for the fiscal year ended September 30, 2003. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2004, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.


                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           June 30, 2004       June 30, 2004
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             240,000             126,000
Gunther Braun               --             170,000              72,000
Carl F. Baasel          50,000              60,000              15,000
Walter Volkmar              --              57,000               9,000
Louis Molnar                --              93,000              10,000
William R. Hoover (1)   41,250                  --                  --
Ralph E. Reins (1)      17,000                  --                  --
Gary K. Willis (1)      17,000                  --                  --
Daniel Smoke (1)         3,450                  --                  --

(1)   Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine month period ended June 30, 2004, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of June 30, 2004, the Company maintained a cash equivalents portfolio of $95.6 million, consisting mainly of tax exempt interest bearing securities and demand deposits, all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.1 million.

At June, 2004, the Company had $25.1 million of six month adjusted interest rate debt, $11.8 million of annually adjusted interest rate debt and $19.4 million of fixed rate debt. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2004, the Company held Japanese yen forward contracts with notional amounts of Euro 0.5 million and Euro forward exchange options with notional amounts of $1.8 million. A 10% change in currency exchange rates would result in a pre-tax gain or loss of $0.1 million and $0.1 million, respectively. Additionally, the Company entered into currency and interest swap agreements of notional amounts Swiss Francs 40.4 million to minimize the interest on long-term loans. As of June 30, 2004, an amount of Swiss Franc 30.1 million (equivalent to $24.0 million based on the exchange rate at June 30, 2004) was outstanding under this swap agreements. The gains or losses resulting from a 10% change in currency exchange rates would result in an increase of $1.3 million or a decrease of $1.7 million of net income after taxes.


Item 4.  Controls and Procedures

As of the end of the 90-day period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them in a timely fashion, taking into consideration the size and nature of the Company's business and operations.

There have not been changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits:

               31.1 Rule 13a-15(e)/15d-15(e) Certification of Chief Executive Officer

               31.2 Rule 13a-15(e)/15d-15(e) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

         (b)  Reports on Form 8-K:

               We furnished a Form 8-K on May 13, 2004, which contained a copy of our press release announcing our second quarter ended March 31, 2004 financial results. We also furnished a Form 8-K on August 11, 2004, which contained a copy of our press release announcing our third quarter ended June 30, 2004 financial results.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   August 13, 2004        /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer