Form 10-K
period 2004-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2004-12-14
CIK 1019361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

                        Commission file number: 000-21377


                          ROFIN-SINAR TECHNOLOGIES INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                           38-3306461
----------------------------------                    -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



  40984 Concept Drive, Plymouth, MI                            48170
----------------------------------------              -------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (734) 455-5400

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

          YES [ X ]  NO [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (based upon the closing price of the stock on the NASDAQ National Market on December 10, 2004) was approximately $575,229,534.00.

15,070,200 shares of the Registrant's common stock, par value $.01 per share, were outstanding as of December 10, 2004.

Certain sections of the Company's Proxy Statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders to be held in March 2005 are incorporated by reference herein at Part III, Items 10-14.

                          ROFIN-SINAR TECHNOLOGIES INC.

                                TABLE OF CONTENTS

                                                                           Page

PART I

   ITEM 1.    BUSINESS........................................................4

   ITEM 2.    PROPERTIES.....................................................25

   ITEM 3.    LEGAL PROCEEDINGS..............................................25

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............26


PART II

   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
              MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..............27

   ITEM 6.    SELECTED FINANCIAL DATA........................................28

   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS......................................29

   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....35

   ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......35

   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.......................................35

   ITEM 9A.   CONTROLS AND PROCEDURES........................................36


PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............37

   ITEM 11.   EXECUTIVE COMPENSATION.........................................37

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................37

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................37

   ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................38


PART IV

   ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.....................39

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

ITEM 1.  BUSINESS

COMPANY OVERVIEW AND HISTORY

Rofin-Sinar Technologies Inc., founded in 1996, (herein also referred to as "Rofin" or "RSTI" or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. Lasers are a non-contact technology for material processing which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer's production process. As a technological leader in CO2, solid-state lasers and diode lasers, the Company is able to meet a broad range of its customers' material processing requirements.

Based on 2003 industry data, for laser products used for macro (cutting and welding) and marking and micro (fine cutting and fine welding and perforating) applications combined, the Company believes it has a worldwide market share (based on sales volume) of approximately 21% and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 30,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2004, 2003, and 2002, respectively, approximately 49%, 53%, and 53% of the Company's revenues related to sales of laser products for macro applications and approximately 51%, 47%, and 47% related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and semiconductor and electronics industries. The Company sells directly to end-users and to original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate Rofin's laser sources with other system components. Many of Rofin's customers are among the largest global participants in their respective industries. During fiscal 2004, 2003, and 2002, 22%, 21%, and 27%, respectively, of the Company's sales were in North America, 59%, 65%, and 60%, respectively, were in Europe and 19%, 14%, and 13%, respectively, were in Asia. See Note 13 "Geographic Information", to the consolidated financial statements for further information.

The financial statements included in this Annual Report on Form 10-K present the historical financial information of Rofin-Sinar Technologies Inc. and its wholly-owned subsidiaries. These financial statements include the consolidated accounts of Rofin-Sinar Inc. ("RS Inc."), PRC Laser Corp ("PRC"), Lee Laser, Inc. ("Lee") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 95% of Dilas Diodenlaser GmbH ("Dilas"), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 71% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Taiwan Ltd., 100% of Rofin-Baasel Korea Co. Ltd., and 83% of Rofin-Baasel Espana S.L. ("RBE").

The financial statements of PRC include the consolidated accounts of PRC Europe N.V.

The financial statements of RSL include the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation (a Japanese corporation), its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH ("Rasant"), its 100%-owned subsidiary, Carl Baasel Lasertechnik GmbH & Co. KG ("CBL"), its 90%-owned subsidiary Optoskand AB ("Optoskand") and its 100%-owned subsidiary, CBL Verwaltungsgesellschaft mbH.

The financial statements of CBL include the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

Effective December 31, 2002, the remaining 9.99% of shares of CBL were purchased by the Company through RSL in January 2003 under an option agreement between the Company and the former minority shareholder of CBL.

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, through its wholly-owned subsidiary RSL. The Company currently holds 88% of the share capital. As of May 1, 2003 Rofin-Marubeni Laser Corporation, Atsugi-shi Japan was renamed Rofin-Baasel Japan Corporation.

On February 28, 2004, the Company acquired 90% of the share capital of Optoskand AB, Gothenburg, Sweden, through its wholly-owned subsidiary RSL. The Company has a call option exercisable beginning in 2009 for the remaining 10% of the common stock.

On March 29, 2004, the Company issued and sold 2.5 million shares of its common stock at a price of $28.00 per share. The underwriters exercised their over-allotment option resulting in an additional 360,000 shares of common stock being issued and sold on April 8, 2004. The Company realized net proceeds of $75.3 million as a result of these transactions. The Company intends to use the aggregate net proceeds from the offering for working capital, and other general corporate purposes, including acquisitions of complementary products, technologies or businesses as opportunities arise.

On August 20, 2004, the Company acquired an additional 15% of the share capital of Dilas Diodenlaser GmbH, Mainz, Germany, through its wholly owned subsidiary RSTE. The Company currently holds 95% of the share capital.

On August 31, 2004, the Company acquired 100% of the share capital of PRC Laser Corporation based in Landing, New Jersey (including its wholly-owned European subsidiary PRC Europe N.V., Oudenaarde, Belgium) and Lee Laser, Inc. based in Orlando, Florida.

Effective October 22, 2004, the remaining 17% of the share capital of Rofin-Baasel Espana S.L. was purchased by the Company through RSTE under an option agreement between the Company and the former minority shareholder.



BUSINESS STRATEGY

The Company's business strategy is to maximize shareholder value by (i) strengthening its position as a leading supplier to the global market for cutting and welding applications (macro applications); (ii) capitalizing on its leadership position in marking applications (marking applications); (iii) extending its position in fine cutting, fine welding and perforating applications (micro applications); (iv) growing its revenues by cross-selling its various laser products to its existing large customer base; (v) enlarging its market coverage geographically and by developing new applications, and (vi) strengthening its product portfolio and customer base through acquisitions. The Company believes that the major sources of its future growth will be the following:

     o Developing New Laser Products through Technological Innovation: Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company's strategy. The Company is currently focusing its research and development activity on increasing the output power of its CO2/diffusion-cooled, wave-guide Slab lasers and enhancing the performance of its line of high-power, fast flow CO2 lasers. The Company is also further expanding its series of end-pumped solid state lasers for marking and micro applications and is actively engaged in the development of diode-pumped, solid-state lasers based on the so-called "disc design". The Company's objective is that this new type of solid-state laser will be capable of performing heavy industrial material processing applications, as well as fine cutting and fine welding applications, more precisely than previously possible.

     o Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on the machine tool, automotive, semiconductor and electronics, and medical device industries. The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. In addition, the Company has begun to focus on new markets such as medical instruments and components for medical instruments and the packaging industry. To exploit its opportunities by developing new applications for existing laser technologies, the Company is exploring the potential for use of high-power CO2 lasers in car body assembly by using its Remote Welding Systems concept in response to the interest shown by car manufacturers in reducing their reliance on spot-welding guns. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine-welding and micro-soldering for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. The Company is marketing a low-priced version of its laser marker, that it has developed, to capture additional market share through sales in the low-end marking market.

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

     o Acquiring Complementary Business Operations or Products: Since 1997 the Company has completed eight acquisitions, including its acquisitions of Dilas (80% in 1997, 15% in 2004), assets of Palomar Technologies UK Ltd. (1998), Rasant Alcotec GmbH (1999), Baasel Lasertech (2000), Z-Laser S.A. (2001), Optoskand AB (2004), PRC Laser Corporation (2004), and Lee Laser Inc. (2004) a majority interest in Rofin Marubeni Laser Corporation (Japan) (2003), and has successfully integrated these acquired businesses. Management believes that, collectively, these acquisitions have advanced the Company's worldwide expansion, consolidated the Company's position in the industrial laser material processing market and contributed to the Company's financial performance during the last several years. The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings, or provide access to new geographical markets.

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

Lasers are used for material processing because of the excellent focusability of laser beams. When focused through lenses and mirrors, the energy density in the focus spot is so high that metals and other materials can be melted and vaporized. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are pulse duration, wavelength, output power, spatial coherence and cost per watt of laser power. The three principal types of laser technologies used for material processing are CO2 lasers, solid-state lasers and diode lasers.

CO2 lasers, which use CO2 gas as the lasing medium, are divided into high-power (above 500 W) and low-power (below 500 W) applications. There are two methods for CO2 excitation, radio frequency ("RF" or "HF") and direct current ("DC") excitation. Most high-power CO2 lasers are based on gas flow, which is a continuous supply of fresh laser gas flows through the laser cavity to create the energy necessary for excitation. Due to their ability to generate comparatively high levels of continuous wave ("CW") power, CO2 lasers are a particularly attractive laser medium for material processing applications. Material processing applications for CO2 laser sources vary according to the power output and configuration of the laser system. The primary applications for high-power CO2 lasers are cutting and welding of metal. Low-power CO2 lasers are used principally for marking, cutting and engraving of non-metal materials. While both low- and high-power CO2 lasers are used for cutting, the materials they are used to process and their physical size can vary significantly.

Solid-state lasers use flash lamps or laser diodes as source of excitation and are referred to as "flash-lamp pumped" or "diode pumped". The lasing medium is a solid-state crystal, in general in the form of a rod. The crystal material is either Neodymium Yttrium Aluminium Garnet (Nd:YAG) or Neodymium Vanadate (Nd:YVO4). The crystal rod is positioned in a cavity, which is either a gold or ceramic reflector, and pumped using flash lamps or laser diodes from the side, or alternatively the rod is pumped from its ends with laser diodes. Typical output powers vary from 3 to 500 Watts from a single rod and output powers up to 6,000 Watts can be achieved by combining several cavities within a resonator. Solid-state lasers can be run either in a pulsed or continuous-wave manner. Marking applications generally require higher pulsing frequencies which are achieved by inserting a Q-switch, which is a fast electro-optical shutter, into the laser resonator, enabling frequencies to be switched up or down in multiples of 10 kHz at a time. Recent development efforts in the area of solid-state lasers have focused on the so-called "disc-design". In the "disc design" the lasing medium has the form of a thin crystal (typically Ytterbium:YAG) disc, which is excited by laser diodes in an optical multipass configuration.

Diode lasers involve the production of laser light in a special semiconductor structure on a Gallium Arsenide (GaAs) basis. A typical 10 mm long diode laser bar contains approximately 25 single laser emitters. When mounted on a specially-designed, highly-efficient heat sink, a diode bar is able to produce up to 50 watts of laser output power. A single high-power diode module consists of: (1) a semiconductor wafer bar; (2) a micro channel cooling device, on which the laser bar is mounted; and (3) a micro-lens system, which is mounted in front of the laser bar and which collimates the laser beam in the high divergent optical axis. Power can be increased by stacking several diode modules on top of each other. Through optical combination of such stacks, output power in the kilowatt range can be achieved. Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment, soldering and plastic welding.

THE COMPANY'S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state and diode laser sources and solutions in a variety of configurations and options. As a technological leader in CO2 lasers, solid-state and diode lasers, the Company is able to meet a broad range of its customers' cutting and welding requirements. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer's production process. The Company's engineers and other technical experts work directly with the customer in the Company's applications centers to develop and customize the optimal solution for the customer's manufacturing requirements.

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

     o   cutting and welding (macro applications);

     o   marking; and

     o   fine cutting and fine welding and perforating (micro applications)

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

The following table sets forth the Company's net sales of laser products used for macro applications and of laser products used for marking and micro applications in fiscal 2004, 2003, and 2002:

                                                                     September 30,
                                                  -------------------------------------------------
Product Category*                                     2004              2003             2002
--------------------------------------------      ---------------  ---------------  ---------------
                                                                     (in thousands)
Laser macro products                              $  158,820          $  136,715      $  117,341
Laser marking and micro products                     163,808             121,031         104,607
                                                  ---------------  ---------------  ---------------
                                                  $  322,628          $  257,746      $  221,948
                                                  ===============  ===============  ===============

-------------
* For each product category, net sales include sales of service (including training, maintenance and repair) and spare parts.


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

The following table sets forth the Company's product categories by principal markets and principal applications:

PRODUCT CATEGORY             PRINCIPAL MARKETS                      PRINCIPAL APPLICATIONS
----------------             -----------------                      ----------------------
Laser macro products         Machine tool                           Cutting and welding of metals

                             Automotive                             Cutting and welding of metals

Laser marking products       Semiconductor and electronics          Marking of integrated circuits,
                                                                    electronic components, smart cards

                             Automotive                             Marking of labels and car components

Laser micro products         Dental and jewelry, medical            Spot welding, fine cutting
                             components

                             Paper, plastic foils                   Perforating of cigarette tip paper
                                                                    and packaging foils


LASER MACRO PRODUCTS
--------------------

The Company's business strategy for its macro laser business is to grow its revenues by:

     o increasing its market share in its existing CO2 laser market through increased sales of its low and high power diffusion-cooled, wave-guide Slab-lasers;

     o developing diffusion-cooled Slab-lasers with higher output power to achieve higher welding depths and faster speeds and thereby widen their potential usage;

     o   further developing the Remote Welding System concept;

     o continuing ongoing product engineering for its diode-pumped, rod type solid-state lasers to further penetrate the market; and

     o focusing on the development of a diode-pumped, solid-state disc laser for precise material processing and further increase of the output power of this laser type for heavy automotive applications.

The Company's family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

                                               MODE OF           PRINCIPAL
 LASER SERIES          POWER RANGE           EXCITATION           MARKETS               APPLICATIONS
----------------     ----------------      --------------      ------------        -------------------
DC Slab Series      1.0 kW - 6.0 kW        High Frequency      Machine tool       Cutting and welding
HF / RF Series      4.0 kW - 8.0 kW        High Frequency      Automotive           Welding
TR/FA Series        2.0 kW - 10.0 kW       Direct Current      Machine tool       Cutting and welding
SC Series           100 W - 300 W          High Frequency      Machine tool       Cutting and marking
XL Series           1000 - 1500 W          Direct Current      Machine tool       Cutting and welding
STS Series          2000 - 5000 W          Direct Current      Machine tool       Cutting and welding
FH Series           6000 - 7000 W          Direct Current      Machine tool       Cutting and welding


The Company believes that it is the only laser manufacturer of diffusion cooled, Slab-based lasers in the high-power range. In the DC Slab Series laser design, a radio-frequency excited gas discharge occurs between two water-cooled electrodes that have a large surface area that permits maximum heat dissipation. The core diffusion-cooled, wave-guide technology is protected by three patents, and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. The Company's current focus with respect to its Slab Series lasers is on continuing to both increase power output and further reduce manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

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

The Company's TR/FA, XL, STS, and FH Series fast-axial flow CO2 lasers are used for both cutting and welding applications. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. TR, XL, STS, and FH Series products are used primarily by the machine tool industry.

The Company's SC Series diffusion-cooled, wave-guide CO2 lasers are developed and produced by Rofin-Sinar UK Ltd. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. The lasers are used for cutting and marking applications. Principal markets are the machine tool and packaging industries.

The Company's family of solid-state laser products for macro applications, and their principal markets, are discussed below.

                                               MODE OF           PRINCIPAL
 LASER SERIES          POWER RANGE           EXCITATION           MARKETS               APPLICATIONS
----------------     ----------------      --------------      ------------        -------------------
DY Series             550 W - 6.0 kW       Laser Diodes        Automotive         Cutting and welding

Rofin's DY Series of continuous wave solid-state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well-suited for integration into complex production systems for cutting and welding applications. The key competitive advantages of the DY Series lasers are the fact that they are diode-pumped and that they are designed to allow multiple power output configurations. These configurations include continuous-wave, pulsed and power ramping modes, which allow Rofin to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the DY Series laser such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows communication with a remote service center, are designed for easy maintenance. The diode pumping technology is characterized by high beam quality and high efficiency. These lasers are used principally in the automotive industry.

The Company's family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

                                               MODE OF           PRINCIPAL
 LASER SERIES          POWER RANGE           EXCITATION           MARKETS               APPLICATIONS
----------------     ----------------      --------------      ------------        -------------------
Diode Lasers         10 W - 4.0 kW         Direct Current      Electronics               Soldering
                                                               Machine tool          Surface hardening



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

LASER MARKING PRODUCTS
----------------------

The Company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General Inc. and designed and introduced the "PowerLine" laser marker. Since then the Company has developed a broad line of leading laser markers that deliver optimal marking quality and speed on a wide range of materials. Rofin's advanced design and manufacturing capabilities in fiber-optic beam delivery systems allow it to offer flexible laser marking systems and easy laser integration for complex production processes, without compromising marking quality, contrast or speed.

Rofin builds its own solid-state laser sources and utilizes its own proprietary marking software, VisualLaserMarker and LaserCAD, that enable it to tailor its marking solutions to a customer's unique requirements. Rofin's in-house software engineering group works with customers, particularly in the automotive and semiconductor industries, that have enterprise-wide computer networks linking production facilities in disparate geographic locations and that desire customized network interface solutions. The Company's laser marking products also incorporate high value-added software that enable them to efficiently interface with a customer's computers and support a broad range of network communications protocols.

The Company believes that the following factors have contributed to the growth that it has experienced in the laser marking business:

     o the Company's ability to tailor its laser marking solutions to the customer's requirements;

     o the Company's expertise in solid-state laser beam power, mode structure and high-frequency switching capability, which provides optimal marking quality (in terms of marking contrast and speed) on a wide variety of materials;

     o the Company's expertise in the design and manufacture of fiberoptic beam delivery systems, which allows it to offer flexible laser marking systems and easy laser integration for complex production processes, without compromising marking quality, contrast or speed; and

     o the Company's proprietary software, VisualLaserMarker and LaserCAD software, and other know-how that enable its laser marking products to interface with a customer's computers and support a broad range of network communications software.

The Company's business strategy for its laser marking business is four-fold:

     o to expand its position in the worldwide laser marking market, with a particular focus on the automotive and semiconductor and electronics industries;

     o to capitalize on its installed base of CO2 and solid-state laser customers, primarily in the automotive industry, in order to cross-sell its marking products to these same customers;

     o to widen the product range and sales coverage of its VectorScan product, sold primarily into the packaging industry, which produces "on-the-fly" laser marking of moving objects by synchronizing object speed and galvo-head movement; and

     o to market the newly developed, compact, stand-alone laser marker for low-volume marking applications.

The Company's family of laser marking products is as follows:

                                            MODE OF            PRINCIPAL
 LASER SERIES          POWER RANGE        EXCITATION            MARKETS              APPLICATIONS
----------------     ----------------    --------------        ------------      --------------------
   PowerLine           10 W - 130 W      Flash Lamp or Laser   Semiconductor     Integrated circuits
StarMark Series                               Diodes           and electronics        marking

    CombiLine          10 W - 130 W            n.a.            Automotive        Label marking
StarMark Systems

 MultiScan             100 W             High Frequency        Packaging         Consumer goods
VectorScan                                                                           marking

PowerLine/StarMark Series - The Company's standard PowerLine and StarMark laser marking products consist of a CO2 or solid-state laser in the range of 10 watts to 130 watts, a galvo-head, a personal computer with state-of-the-art processor, and Rofin's proprietary VisualLaserMarker and LaserCAD software. The modular design of the PowerLine and StarMark markers enable customers to order the most suitable configuration for their production processes or systems (e.g., OEM-customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the end-user). The PowerLine and StarMark solid-state lasers incorporate either a dual or single lamp ceramic cavity design using "long-life" lamps or diode modules, both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company's proprietary VisualLaserMarker and LaserCAD software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application, among a wide variety of possible applications, is the marking of plastics and smart cards in the semiconductor and electronics industries.

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

LASER MICRO PRODUCTS
--------------------

After the acquisition of Baasel Lasertech the Company formed a separate sales and marketing group focused on micro applications. This group markets and sells a broad range of laser products, including lamp-pumped, pulsed, solid-state lasers for various spot welding and fine cutting applications, CO2 Slab lasers for perforating applications, Q-switched solid-state lasers for surface structuring and diode lasers for soldering and plastic welding applications. Relying on its many years of experience in perforating cigarette paper, the Company is pursuing new perforating applications in the packaging industry.

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

The Company's family of laser products for micro applications is as follows:

                                              MODE OF           PRINCIPAL
 LASER SERIES          POWER RANGE          EXCITATION           MARKETS               APPLICATIONS
----------------     ----------------      --------------      ------------        -------------------
 Star Weld Series      20 W - 500 W          Flash Lamp      Dental, Jewelry          Spot welding

  StarCut Series       150 W - 300 W         Flash Lamp         Medical               Fine cutting
 PerfoLas Systems          n.a.                 n.a.            Paper                 Perforating
StarShape Systems          n.a.                 n.a.            Packaging             Perforating
    Series 800           2 - 500 W           Flash Lamp         OEM                   Micro/Marking
    Series 600          25 - 100 W           Flash Lamp         OEM                   Micro/Marking
    Series LDP          10 - 200 W           Diode              OEM                   Micro/Marking
    Series LEP           4 - 6 W             Diode              OEM                   Micro/Marking

StarWeld Series - Rofin's standard StarWeld laser products consist of pulsed solid-state lasers in the range of 20 watts to 500 watts. Although the StarWeld Series has a wide variety of possible applications, their main application is the fine welding of jewelry and dental parts.

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

The Series 600 and 800 are flash lamp pumped solid-state lasers sold to OEM-customers and system integrators for various micro and marking applications.

The Series LDP and LEP are diode pumped solid-state lasers sold to OEM-customers and system integrators for various micro and marking applications.

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications (cutting and welding) and marking and micro applications, Rofin operates application centers in eight countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has approximately 20 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries. Our three principal markets are the machine tool, automotive, and semiconductor and electronics industries. The following table sets forth the allocation of the Company's total laser sales among our principal markets:


                                                       Fiscal Years
                                   ---------------------------------------------------
Principal Market                        2004              2003               2002        Primary Applications
---------------------------------  ----------------  ---------------    --------------   --------------------
Machine Tool                              33%              34%                38%        Cutting and welding

Automotive                                14%              13%                18%        Cutting, welding and
                                                                                         component marking

                                                                                         Marking of integrated
                                                                                         circuits, electronic
Semiconductor and                                                                        components and smart cards
Electronics                               16%              13%                 9%
                                    ----------------  ---------------    --------------
                                          63%              60%                65%

The remaining 37%, 40%, and 35%, respectively, of total laser sales in fiscal 2004, 2003, and 2002 were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturers, job shops, jewelry, universities and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 35 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin's products into their own production systems. Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating Rofin's products without any substantial involvement by Rofin. Lasers for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit and smart card marking applications). Laser micro products are marketed and sold directly to end-users and to OEM-customers (mainly for jewelry and dental applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component and will often specify to the OEM that it desires a Rofin laser. In these cases, Rofin's application engineers work directly with the end-user to optimize the application's performance and demonstrate the advantages of the Company's products.

Rofin has approximately 110 direct sales engineers operating in 24 countries, approximately 30 of whom are dedicated to marketing lasers for macro applications and approximately 80 of whom are dedicated to marketing laser marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 18 independent representatives marketing the Company's laser products in Australia, Brazil, Denmark, Finland, India, Israel, Mexico, the People's Republic of China, the Philippines, Poland, Russia, Singapore, South Africa, Sweden, Thailand and United Kingdom. These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin's products. All sales and delivery of product are conducted by the Company. Eight of the independent representative agreements are on an exclusive basis, with the other six on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six months cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg (Germany) and of laser diode components from Mainz (Germany). Worldwide sales and marketing of laser marking products is directed from Rofin's offices in Gunding-Munich (Germany) and, for laser micro products, from Starnberg (Germany). In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland and the United Kingdom.

U.S. sales of Rofin's macro and micro laser products are managed out of the Company's Plymouth, Michigan facility and marking products are managed out of its Boxborough, Massachusetts facility. The Company also maintains a sales office in Tempe, Arizona to support the expansion of Rofin's laser marking business in the North American market.

PRC Laser directs its worldwide sales and marketing of lasers for macro application from its offices in Landing, New Jersey, while Lee Laser directs its worldwide sales and marketing of lasers for micro application from its office in Orlando, Florida. Both companies sell their products independently under their own brand.

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

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During fiscal 2004, 2003, and 2002, approximately 35%, 33%, and 31%, respectively, of the Company's revenues were generated from sales of after-sale services, replacement parts and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers. This close relationship is maintained as customers' needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. Rofin has 292 customer service personnel. The Company's field service and in-house technical support personnel receive ongoing training with respect to the Company's laser products, maintenance procedures, laser-operating techniques and processing technology. Most of the Company's OEM-customers also provide customer service and support to end-users.

Many of Rofin's laser products are operated 24 hours a day in high speed, quality-oriented manufacturing operations. Accordingly, the Company provides
24 hour, year-round service support to its customers in the United States, Germany, and the majority of other countries in which it operates. The Company plans to continue adopting similar service support elsewhere. In addition, eight-hour response time is provided to certain key customers. This support includes field service personnel who reside in close proximity to the Company's installed base. The Company provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems. The Company also offers regularly scheduled and intensive training programs and customized maintenance contracts for its customers.

Of Rofin's 292 customer service personnel, approximately 190 employees operate in the field in 50 countries. Field service personnel are also involved in the installation of the Company's systems.

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

Laser Macro Products

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

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf and Fanuc (for high-power CO2 lasers), Excel/Synrad and Coherent (for low-power CO2 lasers), Trumpf (for solid-state lasers) and Optopower and Jenoptik (for diode lasers and laser diodes) compete in certain of the markets in which Rofin operates. However, in the Company's opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Rofin. We believe that only Trumpf has a product range and worldwide presence similar to that of the Company. The Company believes that it has a competitive advantage over these companies due to its exclusive access (for material applications of 500 watts and above) to the patented diffusion cooling technology incorporated in its CO2 Slab lasers. See "Intellectual Property".

Laser Marking and Micro Products

Significant competitive factors in the laser marking and micro market include system performance and flexibility, cost, the size of each manufacturer's installed base, capability for customer support and breadth of product line. Because many of the components required to develop and produce a laser product for marking and micro applications are commercially available, barriers to entry into this market are low and the Company expects new competitive products to enter this market. The Company believes that its product range for marking and micro applications will compete favorably in this market primarily due to the performance and price characteristics of such products.

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

Rofin also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting and marking. The Company believes that as manufacturing industries continue to modernize, seek to reduce production costs and require more precise and flexible production, the features of laser-based systems will become more desirable than systems incorporating conventional material processing techniques and processes. The increased acceptance of these laser applications by industrial users will be enhanced by laser product line expansion to include lower and higher power CO2 lasers, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of lower and higher power diode lasers and diode pumped, solid-state lasers capable of performing heavy industrial material processing and marking and micro applications.

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2 and solid-state laser macro products at its Hamburg (Germany), Aschheim-Munich (Germany), Plymouth, Michigan, Landing, New Jersey, Atsugi-shi (Japan) and Kingston upon Hull (UK) facilities. The Company's laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Singapore, Boxborough, Massachusetts and Orlando, Florida. Rofin's micro application products are manufactured and tested in Starnberg (Germany). The Company's diode laser products are manufactured and tested at its Mainz (Germany) facility. The Company's low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin's Slab laser electrodes is performed at the Overath (Germany) facility. The Company's fiber optics and beam delivery systems are manufactured and tested in Gothenburg, Sweden.

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

Rofin's in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company's finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. Although the Company minimizes the number of suppliers and component types wherever practicable it has at least two sources of supply for key items. The Company has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company estimates that 22% of its revenues are from the sale of products that require specialized components currently only available from single sources. The Company has written agreements with such suppliers and has not had material delays in supplies from these sources. The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, and Mainz facilities are ISO 9001 certified. In addition, the following facilities are ISO 9002 certified:
Pamplona (Spain), Milan (Italy) and Paris (France).

RESEARCH AND DEVELOPMENT

During fiscal 2004, 2003, and 2002, Rofin's net spending on research and development was $20.5 million, $18.1 million, and $13.2 million, respectively. The Company's net spending on research and development reflects receipt of funding under German government and European Union grants totaling $1.1 million, $0.9 million, and $1.1 million, in fiscal 2004, 2003, and 2002, respectively. Rofin has approximately 180 employees engaged in product research and development.

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

The Company's research and development activities are carried out in ten centers in Hamburg, Aschheim-Munich, Gunding-Munich, Starnberg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Plymouth, Michigan, Landing, New Jersey and Orlando, Florida (all USA), and are centrally coordinated and managed. Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for "Technische Physik" of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Edinburgh in the United Kingdom. These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

INTELLECTUAL PROPERTY

Rofin owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions.

While policies and procedures are in place to protect critical intellectual property rights, Rofin believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of Rofin's personnel. The Company is also a worldwide licensee of two U.S. patents, one Japanese patent and their corresponding foreign counterparts, which expire in 2007, 2009 and 2010, respectively. These licenses are exclusive for industrial material processing applications of 500 watts and above for the diffusion-cooled, wave-guide technology used in the Company's Slab Series CO2 lasers and non-exclusive for applications below 500 watts. In Rofin's view, the technology protected by these three patents represents a significant step forward in industrial laser technology for material processing and is an important source of Rofin's current revenues and future growth and profitability.

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe and Japan. Rofin currently holds 134 separate patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2004 to 2023. In addition, 58 patent applications have been filed and are under review by the relevant patent authorities. Rofin requires its employees and certain of its customers, suppliers, representatives, agents and consultants to enter into confidentiality agreements to further safeguard Rofin's intellectual property.

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

In September 2003, a claim brought by a competitor at the European Patent Office ("EPO") in July 1996 challenging one of the patents licensed exclusively by Rofin covering certain aspects of its diffusion-cooled, wave-guide CO2 Slab laser was settled. In August 2002, Rofin settled a claim brought by a competitor against Rofin-Baasel, Inc. and Baasel Lasertech in U.S. federal courts for alleged infringement of a U.S. patent concerning a method of marking semiconductor material.

From time to time, Rofin files notices of opposition to certain patents on laser technologies held by others, including academic institutions and competitors of Rofin, which the Company believes could inhibit its ability to develop products in this area.

ORDER BACKLOG

The Company's order backlog was $72.8 million, $59.0 million, and $46.4 million, as of September 30, 2004, 2003, and 2002, respectively. The Company's order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The increase in the Company's order backlog from September 30, 2003 to September 30, 2004 was mainly attributable to PRC's and Lee Laser's acquired backlog and increased orders in the Company's component business. The fluctuation of the U.S. dollar in fiscal 2004 had a favorable effect of approximately $5.4 million on year-to-year order backlog. The increase in the Company's order backlog from September 30, 2002 to September 30, 2003, was attributable to higher orders for markers from the semiconductor and electronics industries in Europe and Asia and higher macro laser orders from the machine tool industry. The fluctuation of the U.S. dollar in fiscal 2003 had a favorable effect of approximately $6.8 million on year-to-year order backlog.

An order is entered into backlog by Rofin when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range between 6-12 weeks from the date an order is placed. Although there is a risk that customers may cancel or delay delivery of their orders, orders for standard non-customized lasers can typically be allocated to other customers without significant additional costs. The Company also manages this risk by establishing the right to charge a cancellation fee that covers any material and developmental costs incurred prior to the order being cancelled. Enforcement of this right is dependent on many factors including, but not limited to, the customer's requested length of delay, the number of other outstanding orders with the same customer and the ability to quickly convert the canceled order to another sale.

The Company anticipates shipping the present backlog during fiscal 2005. However, the Company's backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

At September 30, 2004, Rofin had 1,377 full-time employees, of which 817 were in Germany, 234 in the United States, 34 in France, 45 in Italy, 104 in the United Kingdom, 29 in Spain, 8 in the Netherlands, 11 in Belgium, 23 in Sweden, 21 in Singapore, 11 in Korea, 13 in Taiwan, and 27 in Japan, whereas at September 30, 2003, Rofin had 1,194 full-time employees, of which 799 were in Germany, 119 in the United States, 32 in France, 43 in Italy, 105 in the United Kingdom, 23 in Spain, 8 in the Netherlands, 18 in Singapore, 9 in Korea, 11 in Taiwan, and 27 in Japan. The average number of employees for the fiscal year ended September 30, 2004 was 1,250.

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

AVAILABLE INFORMATION

The Company makes available, free of charge on its internet website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). You can find these reports on the Company's website at www.rofin.com under the heading "Investor Relations".

These reports may also be obtained at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (202) 942-8090. You may also access this information at the SEC's website (http://www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

DOWNTURNS IN THE INDUSTRY, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, AND SEMICONDUCTOR AND ELECTRONICS INDUSTRIES, MAY HAVE, IN THE FUTURE, A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, and semiconductor and electronics industries. We estimate that approximately 63% of our laser sales during fiscal 2004 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during a downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any downturn or slowdown in the machine tool, automotive, and semiconductor and electronics industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 71% of our current sales are denominated in other currencies, including the Euro, Swedish krona, British pound, Singapore dollar, Japanese yen, Korean won and Taiwanese NT dollar. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

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

Our failure to manage the risks associated with our international business operations could have a material adverse effect on our financial condition and results of operations.

Our profitability may be adversely affected by economic slowdowns in the United States, Europe or the Asia/Pacific region. A recession in these economies could trigger a decline in laser sales to the machine tool, automotive, or semiconductor/electronics industries, and any related weaknesses in their respective currencies could adversely affect customer demand for our products, the U.S. dollar value of our foreign currency denominated sales, and ultimately our consolidated results of operations.

WE DEPEND ON THE ABILITY OF OUR OEM-CUSTOMERS TO INCORPORATE OUR LASER PRODUCTS INTO THEIR SYSTEMS.

Our net sales depend in part upon the ability of our OEM-customers to develop and sell systems that incorporate our laser products. Adverse economic conditions, large inventory positions, limited marketing resources and other factors affecting these OEM-customers could have a substantial impact upon our financial results. We cannot provide assurances that our OEM-customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

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

In addition, our backlog at any given time is not necessarily indicative of actual sales for any succeeding period. As our delivery schedule typically ranges from one week to six months, our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. Accordingly, the Company's results of operations are subject to significant fluctuations from quarter to quarter. See also "Business - Order Backlog."

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

We believe that competition will be particularly intense in the CO2, diode laser and solid-state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in these markets, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. See also "Business - Competition."

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

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products. To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources and diode lasers. In order to increase market demand for these products, we will need to devote substantial resources to:

     o   continuing to broaden our CO2 laser product range;

     o continuing to increase the output power of our CO2 laser sources, diode lasers and diode pumped, solid-state laser products; and

     o continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

A large part of our growth strategy depends upon being able to increase substantially our worldwide market share for laser marking and micro products.

Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Our ability to control costs is limited by our need to invest in research and development. If we are unable to implement our strategy to develop new and enhanced products, our business, operating results and financial condition could be adversely affected. We cannot provide assurance that we will successfully implement our business strategy or that any of the newly developed or enhanced products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business - The Company's Laser Products".

IF WE LOSE OUR KEY MANAGEMENT PERSONNEL, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE OUR OBJECTIVES.

Our future success depends in large part upon the leadership and performance of our executive management team and key employees at the operating level. These key employees include technical, sales and support personnel for our operations on a worldwide basis. If we lose the services of one or more of our executive officers or key employees, or if one or more of them decides to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE NEW OPERATIONS OR INTEGRATE FUTURE ACQUISITIONS, WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

An important part of our growth strategy is making strategic acquisitions of companies with complementary operations or products. We may be unable to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. Future acquisitions may require us to obtain additional debt or equity financing, which may not be available on terms acceptable to us, if at all. In connection with future acquisitions, we may assume the liabilities of the companies we acquire. Any debt that we incur to pay for future acquisitions could contain covenants that restrict the manner in which we operate our business. Any new equity securities that we issue for this purpose would be dilutive to our existing stockholders. If we buy a company or a division of a company, we may experience difficulty integrating that company or division's personnel and operations, which could negatively affect our operating results.

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

We currently hold 134 United States and foreign patents on our laser sources, with expiration dates ranging from 2005 to 2023. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. Of particular importance is the license of three patents related to the sales of our Slab Series CO2 lasers, which we estimate to account for approximately 22% of our revenue. In addition, 58 patent applications have been filed and are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also "Business - Intellectual Property".

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

ITEM 2.  PROPERTIES

The Company's manufacturing facilities include the following:

                                                Owned or            Size
Location of Facility                             Leased           (sq. ft.)      Primary Activity
------------------------------------         --------------      ------------    ---------------------------------
Hamburg, Germany                                 Owned*            139,970       CO2 lasers, solid-state lasers,
                                                                                 diode laser
Starnberg, Germany                               Leased             92,439       Laser marking and micro products,
                                                                                 power supplies
Gunding-Munich, Germany                          Leased             65,302       Solid-state lasers, laser marking
                                                                                 products
Plymouth, Michigan                               Leased             52,128       CO2 lasers, laser micro and marking
                                                                                 systems
Kingston upon Hull,
   United Kingdom                                Leased             48,485       Low-power CO2 lasers
Orlando, Florida                                  Owned             35,224       Solid-state lasers
Landing, New Jersey                           Owned/Leased          34,292       CO2 lasers
Mainz, Germany                                   Leased             32,054       Diode lasers and components
Aschheim-Munich, Germany                         Leased             23,080       CO2 lasers
Boxborough, Massachusetts                        Leased             22,000       Laser marking systems
Gothenburg, Sweden                               Leased             15,225       Fiber optic production
Overath, Germany                                 Leased             14,447       Coating of materials
Sakai, Atsugi-shi, Japan                         Leased              9,763       CO2 lasers
Pamplona, Spain                                   Owned              7,532       Laser marking systems
Singapore                                        Leased              6,026       Laser marking products

-----------
* The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.

The Kingston upon Hull, United Kingdom facility lease expires in 2007. The Gunding-Munich (Germany) facility lease expires in 2005 and 2007, with an optional yearly notice of termination. The leases on our Japanese facilities in Atsugi-shi expire in 2007. The Mainz (Germany) facility lease expires in 2010 and the Overath (Germany) facility leases expire in 2008. The Singapore facility lease expires in 2006, with a renewal option for three years. The Starnberg (Germany) main facility is leased until 2017 from a member of the Company's board of directors and includes a clause to terminate the lease contract within a two-year notice period during the contract period. The Aschheim-Munich (Germany) facility lease expires in 2010, with a renewal option until 2015. The leases on our U.S. facilities in Boxborough, Massachusetts, Plymouth, Michigan and Landing, New Jersey expire in 2006, 2012 and 2007, respectively. The Gothenburg, Sweden facility lease expires in 2005, with a renewal option for five years.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Aschheim-Munich, Starnberg, Gunding-Munich, Mainz, Kingston upon Hull, Gothenburg, Plymouth, Landing and Orlando locations. The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona, Spain and Seoul, South Korea properties which are owned.

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

The licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with its obligations under the license agreement. The Company is currently in discussions with the licensor in order to resolve these disagreements. Management believes that it will achieve a resolution of this matter that will not have a meterial adverse impact on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 2004.

                                    PART II


ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ National Market and also on the Prime Standard Segment of the Frankfurt Stock Exchange, under the symbol RSTI and international securities identification number (ISIN) US7750431022, respectively. The table below sets forth the high and low closing sales prices of the Company's common stock for each quarter ended during the last two fiscal years as reported by the National Association of Securities Dealers, Inc.:

                                                Common Trade Prices
                                          --------------------------------
       Quarter ended                        High                   Low
       --------------------------         ------------       --------------
       December 31, 2002                  $   8.82                $  5.18
       March 31, 2003                     $  11.45                $  7.32
       June 30, 2003                      $  17.32                $ 10.87
       September 30, 2003                 $  27.21                $ 13.27
       December 31, 2003                  $  36.12                $ 21.40
       March 31, 2004                     $  38.87                $ 28.13
       June 30, 2004                      $  31.95                $ 23.13
       September 30, 2004                 $  29.53                $ 19.27


At December 10, 2004, the Company had 13 holders of record of its common stock and 15,070,200 shares outstanding. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2004.

                                                                                                  Number of securities
                                                                                                remaining available for
                                                   Number of securities     Weighted-average     future issuance under
                                                     to be issued upon     exercise price of      equity compensation
                                                        exercise of           outstanding           plans (excluding
                                                   outstanding options,    options, warrants    securities reflected in
                                                    warrants and rights        and rights             column (a))
                                                   ---------------------   ------------------   ------------------------
                                                            (a)                    (b)                    (c)
Equity compensation plans approved by security holders:
   Equity Incentive Plan                                 1,130,650               15 6/7                 679,500
                                                   ---------------------   ------------------   ------------------------
Total equity compensation plans approved by              1,130,650               15 6/7                 679,500
   security holders
Equity compensation plans not approved by                    --                   --                       --
     security holders                              ---------------------   ------------------   ------------------------
Total                                                     1,130,650              15 6/7                  679,500
                                                   =====================   ==================   ========================

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2004. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Annual Report.

                                                                     Year ended September 30,
                                               ---------------------------------------------------------------------------
                                                   2004            2003             2002              2001          2000
                                                ---------       ---------        ----------       ----------     ---------
                                                             (in thousands, except per share amounts)
STATEMENT OF OPERATION DATA:
Net sales                                       $322,628        $257,746         $221,948         $220,557      $171,187
Cost of goods sold                               190,473         161,465          143,128          138,408       109,702
Gross profit                                     132,155          96,281           78,820           82,149        61,485
Selling, general & administrative
expenses                                          58,336          51,282           46,401           41,841        29,593

Research & development expenses                   20,473          18,060           13,249           14,798        12,953
Amortization expense                               2,389           1,654            3,762            3,653         1,701
Special charge                                        --              --               --              700            --
Income from operations                            50,957          25,285           15,408           21,157        17,238
Net interest expense                               1,771           3,249            3,407            3,328           637
Income before income taxes                        50,078          24,727           12,385           18,177        16,079
Net tax expense                                   17,648           9,422            7,384           10,962         8,202
Net income                                        32,430          15,305            5,001            7,215         7,877
Net income per average common
   share - Basic                                    2.41            1.31             0.43             0.62          0.68
Net income per average common
   share - Diluted                                  2.31            1.29             0.43             0.62          0.68
Shares used in computing net
   income per average share - Basic               13,479          11,640           11,552           11,547        11,538
Shares used in computing net
   income per average share - Diluted             14,020          11,863           11,592           11,601        11,622

OPERATING DATA (as percentage of sales):
Gross profit                                       41.0%           37.4%            35.5%            37.2%         35.9%
Selling, general & administrative expenses         18.1%           19.9%            20.9%            19.0%         17.3%
Research & development expenses                     6.4%            7.0%             6.0%             6.7%          7.6%
Income from operations                             15.8%            9.8%             6.9%             9.6%         10.1%
Income before income taxes                         15.5%            9.6%             5.6%             8.2%          9.4%


BALANCE SHEET DATA:
Working capital                                 $163,540         $98,759          $81,661          $65,407       $62,648
Total assets                                     413,806         291,486          240,815          227,304       218,414
Line of credit and loans                          54,802          68,833           63,135           64,312        74,921
Stockholders' equity                             257,384         140,586          108,418           99,051        90,719

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. is a leader in the design, development, engineering, manufacture and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials.

During fiscal year 2004, 49% of revenues related to sales for macro applications and approximately 51% related to sales of laser products for marking and micro applications.

Effective December 31, 2002, the minority shareholder of CBL resigned from the limited partnership and the remaining 9.99% of shares of CBL were purchased by RSL during fiscal 2003.

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, through its wholly-owned subsidiary Rofin-Sinar Laser GmbH, Hamburg (Germany). The Company subsequently holds 88% of the share capital. As of May 1, 2003, Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, was renamed Rofin-Baasel Japan Corporation.

On February 28, 2004, the Company acquired 90% of the share capital of Optoskand AB, Gothenburg, Sweden, through its wholly-owned subsidiary RSL. The Company has a call option exercisable commencing October 1, 2008 for the remaining 10% of the common stock.

On March 29, 2004 the Company issued and sold 2.5 million common shares at a price of $28.00 per share. The underwriters exercised their over-allotment option on April 8, 2004, resulting in 360,000 additional common shares being issued and sold. The Company realized net proceeds of $75.3 million as a result of these transactions. The Company intends to use the aggregate net proceeds from the offering for working capital and other general corporate purposes, including acquisitions of complementary products, technologies or businesses as opportunities arise.

On August 20, 2004 the Company acquired an additional 15% of the share capital of Dilas Diodenlaser GmbH, Mainz, Germany, through its wholly-owned subsidiary RSTE. The Company currently holds 95% of the share capital.

On August 31, 2004, the Company acquired 100% of the share capital of PRC Laser Corporation based in Landing, New Jersey (and its wholly-owned European subsidiary PRC Europe N.V., Oudenaarde, Belgium) and Lee Laser, Inc. based in Orlando, Florida, from Dover Industries, Inc. PRC manufactures high-power, fast-axial flow CO2 lasers and Lee Laser produces solid-state lasers for material processing.

Effective October 22, 2004, the Company purchased the remaining 17% share capital of Rofin-Baasel Espana S.L. through RSTE under an option agreement between the Company and the former minority shareholder.

Outlook

Management believes that near-term growth in the laser macro business depends, especially in North America and Europe, on the general investment cycle for capital goods. Revenues from a technical license will contribute to sales in the next fiscal year by approximately $1.4 million. In the marking and micro businesses management sees after the fourth quarter peak some softening of the demand in the semiconductor sector, but the Company does not consider it an indication of a deepening downward trend. The Company believes that its broad product portfolio and its diversified customer base should help mitigate a worsening of business conditions in single industrial or geographical markets in the future. The recent acquisitions of PRC and Lee Laser should further strengthen its position in the North American market for industrial lasers, increase its customer base in the U.S. and Asia and generally further consolidate the Company's worldwide market position in industrial lasers. Management will continue to invest in increasing its sales and service activities in Asia.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations:


                                                        Fiscal Year ended September 30,
                                                       ------------------------------------
                                                          2004       2003           2002
                                                        -------    ---------       --------
Net sales                                                 100%       100%            100%
Cost of goods sold                                         59%        63%             64%
Gross profit                                               41%        37%             36%
Selling, general and administrative expenses               18%        20%             21%
Research & development expenses                             6%         7%              6%
Intangibles amortization                                    1%         0%              2%
Income from operations                                     16%        10%              7%
Income before income taxes                                 16%        10%              6%
Net income                                                 10%         6%              2%


Fiscal 2004 Compared to Fiscal 2003

Net Sales - Net sales of $322.6 million represents an increase of $64.9 million, or 25%, over the prior year. Net sales increased $47.4 million, or 23%, in Europe/Asia and increased $17.5 million, or 33%, in the United States, as compared to the prior year. The U.S. dollar weakened against foreign currencies, which had a favorable effect on net sales of $26.3 million. Net sales of laser products for macro applications increased by 16%, to $158.8 million, over the prior year. These increases represent mainly the additional revenue of $7.1 million recognized from a technical license agreement, increased revenue of the Company's component businesses and higher demand for the Company's lasers from the machine tool industry. Net sales of lasers for marking and micro applications increased by 35% to $163.8 million compared to fiscal 2003. This increase can be attributed primarily to a recovery in demand for lasers for marking applications from the semiconductor and electronic industries, increased sales to the automotive industries, and higher volumes of lasers for micro application such as dental and jewelry. The overall net sales increase was also supported by a strong service and spare parts business.

Gross Profit - The Company's gross profit of $132.2 million increased by $35.9 million, or 37%, over the prior year. As a percentage of sales, gross profit increased from 37% to 41%. The higher percentage margin in fiscal 2004 was primarily a result of the more favorable product mix and revenues from the technical license agreement as described under net sales. Gross profit was favorably affected by $7.8 million in fiscal 2004 due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased $7.1 million, or 14%, to $58.3 million, compared to fiscal 2003 and reflects the support of a higher sales volume. As a percentage of net sales, selling, general and administrative expenses decreased from 20% to 18%. Selling, general and administrative expenses were unfavorably affected by $4.7 million in fiscal 2004 due to the weakening of the U.S. dollar.

Research and Development - The Company spent net $20.5 million on research and development, which represents an increase of $2.4 million, or 13%, over fiscal 2003 primarily due to ongoing research and development work mainly in the area of diode pumped, solid-state lasers and CO2 diffusion-cooled, wave-guide technology. Gross research and development expenses for fiscal 2004 and 2003 were $21.6 million and $19.0 million, respectively, and were reduced by $1.1 million and $0.9 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving government grants towards research and development, especially in Europe. The Company conducts a significant portion of R&D in Europe, and therefore incurs expenses in foreign currencies. Research and development expenses were unfavorably affected by $2.1 million in fiscal 2004 due to the weakening of the U.S. dollar.

Income Tax Expense - Income tax expense of $17.6 million in fiscal 2004 and $9.4 million in fiscal 2003 represent effective tax rates of 35.2% and 38.1%, respectively. The lower effective tax rate in 2004 is mainly due to a higher earnings basis, higher income in countries with lower statutory income tax rates, tax exempt interest income in the U.S. and the benefit from the utilization of net operating loss carryforwards which had a full valuation allowance.

Net Income - As a result of the foregoing factors, the Company's net income of $32.4 million in fiscal 2004 increased by $17.1 million over the prior year's net income of $15.3 million. Basic and diluted earnings per share equaled $2.41 and $2.31, respectively, based upon a weighted average of 13.5 million and 14.0 million common shares outstanding, as compared to basic and diluted earnings per share of $1.31 and $1.29, respectively, based upon a weighted average of 11.6 million and 11.9 million common shares outstanding for the same period in fiscal 2003. Currency translation decreased net income by $0.9 million, or 2.8%, of fiscal 2004 net income.


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

Gross Profit - The Company's gross profit of $96.3 million increased by $17.5 million, or 22%, over the prior year. As a percentage of sales, gross profit increased from 36% to 37%. The higher percentage margin in fiscal 2003 was primarily a result of the overall change in the product mix and lower costs in relation to our high powered, solid-state laser products. Gross profit was favorably affected by $7.7 million in fiscal 2003 due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased by $4.9 million, or 11%, to $51.3 million, compared to fiscal 2002 primarily due to the implementation of a new computer system within the German operations ($1.2 million) and severance expenses ($0.5 million). As a percentage of net sales, selling, general and administrative expenses decreased from 21% to 20%. Selling, general and administrative expenses were unfavorably affected by $5.3 million in fiscal 2003 due to the weakening of the U.S. dollar.

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

Income Tax Expense - Income tax expense of $9.4 million in fiscal 2003 and $7.4 million in fiscal 2002, represent effective tax rates of 38.1% and 59.6%, respectively. The lower effective tax rate in 2003 is mainly due to a higher earnings basis, the elimination of non-deductible goodwill amortization and the utilization of foreign tax credits.

Net Income - As a result of the foregoing factors, the Company's net income of $15.3 million ($1.29 per diluted share) in fiscal 2003 increased by $10.3 million over the prior year's net income of $5.0 million ($0.43 per diluted share). Currency translation decreased net income by $1.2 million, or 7%, of fiscal 2003 net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity at September 30, 2004 were cash and cash equivalents of $100.3 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $44.6 million (translated at the applicable exchange rate at September 30, 2004). As of September 30, 2004, $12.7 million was outstanding under the Deutsche Bank facility and $18.1 million under other lines of credit. Therefore, $38.7 million is unused and available under Rofin's lines of credit. There are no financial covenants which would restrict the Company from drawing money under these lines of credit.

Additionally, the Company has outstanding short-term and long-term debt with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At September 30, 2004, $23.9 million was outstanding under this credit agreement. Based on maturities, $21.2 million has been included in the caption "line of credit and short-term borrowings" in the accompanying consolidated balance sheet.

Cash and cash equivalents increased by $55.8 million during fiscal 2004. Approximately $38.9 million in cash and cash equivalents were provided by operating activities, primarily as the result of increased net income and other non-cash items, principally depreciation and amortization. Operating cash-flow was negatively affected by an increase in income taxes payable and accrued liabilities, mainly employee compensation and warranty reserves, offset by an increase in accounts receivable and inventory.

Uses of cash for investing activities totaled $39.3 million for the year ended September 30, 2004 and related primarily to the acquisition of businesses ($34.9 million) and various additions to property and equipment in connection with the expansion of the Company's operations ($4.5 million) partially offset by the receipt of cash proceeds from sale of fixed assets ($0.1 million).

Net cash provided by financing activities totaled $56.6 million and was primarily related to the issuance of 2.9 million shares of common stock with net cash proceeds of $75.3 million, partially offset by current period repayments, net of borrowings, of bank debt of $19.7 million.

Management believes that cash-flow from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet the Company's capital requirements and operational needs on both a current and a long term basis.

The following table illustrates the Company's contractual obligations as of September 30, 2004:

                                                         Payments due by period (in thousands)
                                                         -------------------------------------
                                                        Less than        1-3         3-5       More than
Contractual Obligations                      Total        1 Year        Years       Years       5 Years
------------------------                   --------     ---------    ---------   ----------    ----------
Long term debt                                4,983          --         4,983           --          --
Capital lease obligations                       335          303           33           --          --
Operating lease obligations                  18,150        5,899        8,749        2,887         616
Purchase obligations                         57,158       55,909        1,249           --          --
Other long-term liabilities                     996           27          221          367         381
                                           --------     ---------    ---------     --------    ----------
Total                                      $ 81,622     $ 62,137     $ 15,235      $ 3,254     $   997
                                           ========     =========    =========     ========    ==========


CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 71% of its net sales are denominated in other currencies, primarily Euro, Swedish krona, British pound, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operation's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders' equity had the effect of increasing total equity by $11.6 million at September 30, 2004 as compared to $6.7 million at September 30, 2003.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold and gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company's fiscal 2004, 2003 and 2002 net sales, gross profit and income from operations.


                                 --------------------------  --------------------------  --------------------------
                                         Fiscal 2004                  Fiscal 2003                Fiscal 2002
                                 --------------------------  --------------------------  -----------   ------------
                                                 At 2003                    At 2002                      At 2001
                                                Exchange                   Exchange                     Exchange
                                   Actual        Rates         Actual       Rates          Actual        Rates
                                 ------------  ---------     ----------   ----------     ----------    -----------
                                                                       (in millions)
Net sales                        $ 322.6       $ 296.3       $ 257.7        $ 229.5      $ 221.9       $ 217.6
Gross profit                       132.2         124.4          96.3           88.5         78.8          78.4
Income from operations              51.0          50.0          25.3           25.3         15.4          16.3



Between fiscal 2004 and 2003, the Euro yearly average strengthened against the U.S. dollar by approximately 11%. The impact of this strengthening was to increase net sales and gross profit by $26.3 million and $7.8 million, respectively, because approximately 71% of sales are denominated in other currencies, primarily the Euro. However, because approximately 82% of operating expenses are also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses, thereby only increasing income from operations by $1.0 million.

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

Allowance for Doubtful Accounts

The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers' financial condition and liquidity. If the financial condition of the Company's customers were to deteriorate, additional allowances may be required. No individual customer represents more than 10% of total accounts receivable. Any increase in allowance will impact operating income during a given period.

Inventory Valuation

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Provisions for slow moving and obsolete inventories are provided based on current assessments about historical experience and future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. The Company evaluates the adequacy of these provisions quarterly. Although the Company strives to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional provisions may be needed. Any changes in provisions will impact operating income during a given period.

Warranty Reserves

The Company provides reserves for the estimated costs of product warranties when revenue is recognized. The Company relies upon historical experience, expectation of future conditions, and its service data to estimate its warranty reserve. The Company continuously monitors these data to ensure that the reserve is sufficient. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims (such costs may include material, labor and travel costs), revisions to the estimated warranty liability would be required. Increases in reserves will impact operating income during the period. While such expenses have historically been within its expectations, the Company cannot guarantee this will continue in the future.

Pension Obligations

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

The discount rate enables the Company to state expected future cash-flows at a present value on the measurement date. The rate the Company has selected represents the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense.

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

Interest Rate Sensitivity

As of September 30, 2004, the Company maintained a cash equivalents portfolio of $63.5 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, there would be no material impact on interest income due to the low level of interest rates in the current year.

At September 30, 2004, the Company had $24.9 million of variable rate debt on which the interest rate is reset every six months, $12.7 million of variable rate debt on which the interest rate is set annually and $17.2 million of fixed rate debt. Maturities of this debt are as follows: $49.9 million is due in 2005, $4.0 million is due in 2006, $0.6 million is due in 2007, and $0.3 million is due in 2008. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2004, the Company held Euro forward exchange options with notional amounts of $1.8 million. The gains or losses resulting from a 10% change in currency exchange rates would result in a pretax gain of $0.2 million. Additionally, the Company entered into currency and interest swap agreements of total notional amount 40.4 million Swiss Franc to minimize the interest expense on short and long-term debt. As of September 30, 2004, an amount of 30.1 million Swiss Franc (equivalent to $24.3 million based on the exchange rate at September 30, 2004) was outstanding under these swap agreements. The gains or losses resulting from a 10% change in currency exchange rates would result in an increase of $1.6 million or a decrease of $1.4 million of net income after tax.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to Item 302(a) of Regulation S-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.      CONTROLS AND PROCEDURES

The Company's chief executive officer and chief financial officer have concluded that, as of September 30, 2004, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in the Company's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods set forth in applicable Securities and Exchange Commission forms, rules and regulations. In addition, Rofin has reviewed its internal control over financial reporting and has concluded that there has been no change in such internal control during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is included in the "Election of Directors", "Directors and Executive Officers", "Section 16(a) Beneficial Ownership Reporting Compliance", and "Committees of the Board of Directors; Meetings and Compensation of Directors", sections of the Company's Proxy Statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders to be held in March 2005, and is incorporated by reference herein

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included in the "Executive Compensation and Related Information" section of the Company's Proxy Statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders to be held in March 2005, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's proxy statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders to be held in March 2005, and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is included in the "Compensation Committee", "Interlocks and Insider Participation" and "Certain Transactions" sections of the Company's Proxy Statement to be filed in connection with the Company's 2005 Annual Meeting of Stockholders to be held in March 2005, and is incorporated by reference herein.

The Company had sales to its minority shareholder in Japan amounting to $1.8 million, $1.6 million and $2.6 million in fiscal years 2004, 2003, and 2002, respectively and the amounts outstanding related to those sales is listed as accounts receivable related party in the consolidated balance sheet.

The Company's sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg is rented under a 25 year operating lease from the former minority shareholder of CBL, who is also a member of the board of directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract period. The Company paid rent expense of $0.6 million and $0.5 million to the former minority shareholder during fiscal years 2004 and 2003, respectively. Payables to the director and former minority shareholder of CBL as of September 30, 2004 amounted to $0.6 million and are included in other accrued liabilities.

The Company has accrued $1.1 million, at September 30, 2004 ($1.1 million at September 30, 2003) for the option purchase prices for the minority interests in RBE, and $0.4 million ($0.3 million at September 30, 2003) was accrued for accumulated interest on this obligation (see Note 1 to the accompanying financial statements). Additionally the company has accrued $0.1 million at September 30, 2004 for the option purchase price for the minority interests in Optoskand AB. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet. The corresponding interest on this obligation ($0.1 million in 2004, 2003 and 2002) is included in interest expense in the accompanying consolidated statement of operations. Effective October 22, 2004 the minority shareholder of RBE resigned from the limited partnership and the remaining shares were purchased for the price of Euro 1.2 million (equivalent to $1.5 million based on the exchange rate at September 30, 2004), including interest accumulated on the obligation.

Accounts payable to related party also includes a short-term loan from the minority shareholder of Dilas of $0.1 million at September 30, 2004.

The Company believes that all transactions noted above have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company's shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal 2003 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal 2003, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under "Independent Public Accountants - All Other Fees" in the definitive form of the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders to be held in March 2005 is incorporated by reference herein.

                                    PART IV




ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.   1.    Consolidated Financial Statements

           The following financial statements are filed as part of this Annual Report.

           Report of Independent Registered Public Accounting Firm          F-1

           Consolidated Balance Sheets as of September 30, 2004 and 2003    F-2

           Consolidated Statements of Operations for the years ended
           September 30, 2004, 2003, and 2002                               F-3

           Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the years ended
           September 30, 2004, 2003, and 2002                               F-4

           Consolidated Statements of Cash-Flows for the years ended
           September 30, 2004, 2003, and 2002                               F-5

           Notes to Consolidated Financial Statements                       F-6

     2.    Financial Statement Schedules

           Report of Independent Registered Public Accounting Firm          F-24

           Schedule II - Valuation and Qualifying Accounts                  F-25

           Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

     3.    Exhibits

           The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT
NUMBER        DESCRIPTION
----------    ------------------------------------------------------------------

3.1 Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto(*)

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

EXHIBIT
NUMBER        DESCRIPTION
----------    ------------------------------------------------------------------

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

10.20         Lease Agreement between Carl Baasel and Rofin-Sinar Laser
              GmbH (***)

10.21         2002 Equity Incentive Plan  (*****)

14.1          Code of Business Ethics (******)

21.1          List of Subsidiaries of the Registrant

23.1          Consent of Independent Registered Public Accounting Firm

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

(*****) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(******) Incorporated by reference to the exhibit filed with the Company's
         Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    December 13, 2004              ROFIN-SINAR TECHNOLOGIES INC.

                                        By:  /s/   Peter Wirth
                                           -------------------------------------
                                                  Peter Wirth

                                        Chairman of the Board, Chief
                                        Executive Officer and President



Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                          TITLE                                  DATE
---------------------------      ------------------------------        -------------------
/s/   Peter Wirth                Chairman of the Board of               December 13, 2004
-------------------------        Directors, Chief Executive
      Peter Wirth                Officer and President


/s/   Gunther Braun              Executive Vice President,              December 13, 2004
-------------------------        Finance and Administration,
      Gunther Braun              Chief Financial Officer,
                                 Principal Accounting Officer
                                 and Director

/s/   William Hoover             Director                               December 13, 2004
-------------------------
      William Hoover

/s/   Ralph Reins                Director                               December 13, 2004
-------------------------
      Ralph Reins

/s/   Gary Willis                Director                               December 13, 2004
-------------------------
      Gary Willis

/s/   Carl F. Baasel             Director                               December 13, 2004
-------------------------
      Carl F. Baasel

/s/   Daniel Smoke               Director                               December 13, 2004
-------------------------
      Daniel Smoke

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective October 1, 2002.

/s/ KPMG LLP
Detroit, Michigan
November 8, 2004

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                                   September 30,
                                                                       ----------------------------------
                                                                            2004                 2003
                                                                       ----------------    --------------
ASSETS
Current Assets:
         Cash and cash equivalents                                        $ 100,266          $   44,487
         Accounts receivable, trade                                          82,833              66,614
         Less allowance for doubtful accounts                                (2,519)             (2,066)
                                                                        ----------------    --------------
                  Trade accounts receivable, net                             80,314              64,548
         Accounts receivable from related party (note 12)                       172                 247
         Other accounts receivable                                            1,647                 997
         Inventories (note 2)                                               106,420              86,738
         Prepaid expenses                                                     1,260               1,073
         Deferred income tax assets - current (note 9)                        7,554               6,419
                                                                        ----------------    --------------
                  Total current assets                                      297,633             204,509
Property and equipment, at cost (note 3)                                     68,931              57,520
         Less accumulated depreciation                                      (34,803)            (29,828)
                                                                        ----------------    --------------
                  Property and equipment, net                                34,128              27,692
Deferred income tax assets - noncurrent (note 9)                              1,793               2,167
Goodwill, net (note 4)                                                       61,779              48,058
Intangibles, net (note 4)                                                    18,069               8,866
Other assets                                                                    404                 194
                                                                        ----------------    --------------
                  Total assets                                            $ 413,806           $ 291,486
                                                                        ================    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Line of credit and short-term borrowings (notes 6 and 7)         $  49,819           $  35,781
         Accounts payable, trade                                             17,306              12,476
         Accounts payable to related party (note 12)                          1,790               2,158
         Income taxes payable (note 9)                                        9,307               6,980
         Deferred income tax liabilities - current (note 9)                   5,280               4,440
         Accrued liabilities (notes 5 and 12)                                50,591              43,915
                                                                        ----------------    --------------
                  Total current liabilities                                 134,093             105,750
Long-term debt (note 7)                                                       4,983              33,052
Pension obligations (note 10)                                                 8,567               7,830
Deferred income tax liabilities - noncurrent (note 9)                         6,078               2,320
Minority interests                                                            1,700               1,756
Other long-term liabilities                                                   1,001                 192
                                                                        ----------------    --------------
                  Total liabilities                                         156,422             150,900
Commitments and contingencies (note 8)
Stockholders' equity:

         Preferred stock, 5,000,000 shares authorized,
                  none issued or outstanding                                     --                --
         Common stock, $0.01 par value, 50,000,000 shares authorized,
                  14,930,550 (11,908,600 at September 30, 2003)
                  shares issued and outstanding                                 149                 119
         Additional paid-in capital                                         158,777              79,918
         Retained earnings                                                   87,096              54,666
         Accumulated other comprehensive income                              11,362               5,883
                                                                        ----------------    --------------
                  Total stockholders' equity                                257,384             140,586
                                                                        ----------------    --------------
                  Total liabilities and stockholders' equity              $ 413,806           $ 291,486
                                                                       ================     ==============

See accompanying notes to consolidated financial statements

                                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                  YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002
                                (dollars in thousands, except per share amounts)

                                                                          Years ended September 30,
                                                     -----------------------------------------------------------------
                                                            2004                     2003                 2002
                                                     --------------------   --------------------    ------------------
Net sales                                                  $ 322,628               $ 257,746            $ 221,948
Cost of goods sold                                           190,473                 161,465              143,128
                                                     --------------------   --------------------    ------------------
         Gross profit                                        132,155                  96,281               78,820
                                                     --------------------   --------------------    ------------------
Selling, general, and administrative expenses                 58,336                  51,282               46,401
Research and development expenses                             20,473                  18,060               13,249
Amortization expense                                           2,389                   1,654                3,762
                                                     --------------------   --------------------    ------------------
         Income from operations                               50,957                  25,285               15,408

Other expense (income):
         Interest, net (note 12)                               1,771                   3,249                3,407
         Minority interest                                       708                     709                  772
         Foreign currency gains                               (1,148)                 (3,139)                (526)
         Miscellaneous                                          (452)                   (261)                (630)
                                                     --------------------   --------------------    ------------------
         Total other expense, net                                879                     558                3,023
                                                     --------------------   --------------------    ------------------
         Income before income taxes                           50,078                  24,727               12,385
Income tax expense (note 9)                                   17,648                   9,422                7,384
                                                     --------------------   --------------------    ------------------
         Net income                                        $  32,430               $  15,305             $  5,001
                                                     ====================   ====================    ==================
Net income per share (note 11):
Basic                                                         $ 2.41                 $  1.31               $  0.43
Diluted                                                       $ 2.31                 $  1.29               $  0.43
                                                     ====================   ====================    ==================
Weighted average shares used in computing
        net income per share (note 11):

Basic                                                     13,478,606              11,639,898            11,551,800
Diluted                                                   14,020,154              11,863,094            11,591,505
                                                     ====================   ====================    ==================

See accompanying notes to consolidated financial statements

                               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                    YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
                                                  (dollars in thousands)


                                                                                                                 Accumulated
                                                       Number of        Common       Additional                    Other
                                                     Common Shares      Stock         Paid-in        Retained   Comprehensive
                                                      Outstanding      Par Value       Capital        Earnings   Income (loss)
                                                     -------------    -----------   -------------   -----------  --------------
BALANCES at September 30, 2001                         11,546,500       $  115      $  76,123       $  34,360      $ (11,547)
Comprehensive income:
         Fair value of interest swap agreement                 --           --             --              --            (80)
         Foreign currency translation adjustment               --           --             --              --          4,413
         Net income                                            --           --             --           5,001             --

                  Total comprehensive income
Common stock issued in connection with
         stock incentive plans                              5,300          --             33              --             --
                                                      ------------    -----------   -------------   -----------  --------------
BALANCES at September 30, 2002                         11,551,800       $  115      $  76,156       $  39,361         (7,214)
                                                      ============    ===========   =============   ===========  ==============
Comprehensive income:
         Fair value of interest swap agreement                 --           --             --              --            204
         Foreign currency translation adjustment               --           --             --              --         12,893
         Net income                                            --           --             --          15,305             --

                  Total comprehensive income
Common stock issued in connection with
         stock incentive plans                            356,800            4          3,762              --             --
                                                      ------------    -----------   -------------   -----------  --------------
BALANCES at September 30, 2003                         11,908,600       $  119      $  79,918       $  54,666       $  5,883
                                                      ============    ===========   =============   ===========  ==============
Comprehensive income:
         Fair value of interest swap agreement                 --           --             --              --            606
         Foreign currency translation adjustment               --           --             --              --          4,873
         Net income                                            --           --             --          32,430             --

                  Total comprehensive income
Tax benefit applicable to exercise of stock options            --           --          1,793              --
Common stock issued in connection with:
         Secondary stock offering                       2,860,000           29         75,236              --             --
         Stock incentive plans                            161,950            1          1,830              --             --
                                                       -----------    -----------   -------------   -----------  --------------

BALANCES at September 30, 2004                         14,930,550       $  149       $158,777        $ 87,096       $ 11,362
                                                       ===========    ===========   =============   ===========  ==============



                                                         Total
                                                      Stockholders'
                                                          Equity
                                                       --------------
BALANCES at September 30, 2001                          $  99,051
Comprehensive income:
         Fair value of interest swap agreement               (80)
         Foreign currency translation adjustment            4,413
         Net income                                         5,001
                                                       --------------
                  Total comprehensive income                9,334
Common stock issued in connection with
         stock incentive plans                                33
                                                       --------------
BALANCES at September 30, 2002                          $ 108,418
                                                       ==============
Comprehensive income:
         Fair value of interest swap agreement                204
         Foreign currency translation adjustment           12,893
         Net income                                        15,305
                                                       --------------
                  Total comprehensive income               28,402
Common stock issued in connection with
         stock incentive plans                              3,766
                                                       --------------
BALANCES at September 30, 2003                          $ 140,586
                                                       ==============
Comprehensive income:
         Fair value of interest swap agreement                606
         Foreign currency translation adjustment            4,873
         Net income                                        32,430
                                                       --------------
                  Total comprehensive income               37,909
Tax benefit applicable to exercise of stock options         1,793
Common stock issued in connection with:
         Secondary stock offering                          75,265
         Stock incentive plans                              1,831
                                                       --------------

BALANCES at September 30, 2004                          $ 257,384
                                                       ==============

See accompanying notes to consolidated financial statements

                               ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH-FLOWS
                               YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
                                          (dollars in thousands)

                                                                                  Years ended September 30,
                                                                   -------------------------------------------------------

                                                                       2004                2003               2002
                                                                   -------------      --------------      -------------
CASH-FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $ 32,430            $ 15,305           $ 5,001
     Adjustments to reconcile net income
         to net cash provided by (used in)
              operating activities:
              Depreciation and amortization                             6,730               5,888             7,496
              Issuance of restricted stock                                146                  27                27
              Provision for doubtful accounts                             230                 282              (635)
              Unrealized loss from securities                              --                  --               181
              Exchange rate gains                                        (864)             (3,371)             (933)
              Loss on disposal of property and equipment                  280                 251                99
              Gain on sale of medical business                             --                  --              (718)
              Deferred income taxes                                      (559)              2,511             1,618
              Increase in minority interest                               708                 709               772
              Change in operating assets and liabilities:
                  Trade accounts receivable                             3,498               2,872               909
                  Other accounts receivable                              (540)              1,427               556
                  Inventories                                          (3,756)               (366)              313
                  Prepaid expenses and other                             (405)                700               212
                  Accounts payable                                     (7,819)             (9,143)            1,262
                  Income taxes payable                                  3,265                  78             1,055
                  Accrued liabilities and pension obligations           5,538               8,688            (1,060)
                                                                   -------------      --------------      -------------
                      Net cash provided by operating
                           activities                                  38,882              25,858            16,155
                                                                   -------------      --------------      -------------
CASH-FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                               (4,469)             (3,499)           (4,547)
     Proceeds from the sale of property and equipment                     132                 157               143
     Proceeds from the sale of business                                    --                  --               938
     Acquisition of business, net of cash acquired                    (34,960)                 --                --
                                                                   -------------      --------------      -------------
              Net cash used in investing activities                   (39,297)             (3,342)           (3,466)
                                                                   -------------      --------------      -------------
CASH-FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from bank                                               8,792               3,576             5,503
     Repayments to bank                                               (28,477)             (8,249)          (10,834)
     Payment to subsidiary's minority shareholders                       (715)               (141)             (435)
     Issuance of additional shares                                     75,265                  --                --
     Issuance of common stock                                           1,685               3,739                 6
                                                                   -------------      --------------      -------------
         Net cash provided by/(used in) financing activities           56,550              (1,075)          ( 5,760)
                                                                   -------------      --------------      -------------
Effect of foreign currency translation on cash                           (356)              2,734              (104)
                                                                   -------------      --------------      -------------

Net increase in cash and cash equivalents                              55,779              24,175             6,825
Cash and cash equivalents at beginning of year                         44,487              20,312            13,487
                                                                   -------------      --------------      -------------
Cash and cash equivalents at end of year                            $ 100,266            $ 44,487          $ 20,312
                                                                   =============      ==============      =============
Cash paid during the year for interest                              $   2,966            $  4,143          $  3,105
                                                                   =============      ==============      =============
Cash paid during the year for income taxes                          $  11,883            $  5,920          $  1,468
                                                                   =============      ==============      =============

See accompanying notes to consolidated financial statements

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       September 30, 2004, 2003, and 2002
                (dollars in thousands, except per share amounts)

1. SUMMARY OF ACCOUNTING POLICIES

(a)   Description of the Company and Business

The primary business of Rofin is to develop, manufacture and market industrial lasers and supplies used for material processing applications. The majority of the Company's customers are in the machine tool, automotive, and semiconductor and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2004 and 2003, Rofin generated approximately 65% and 67%, respectively of its revenues from the sale of lasers and laser systems and approximately 35% and 33%, respectively, from aftermarket support for the Company's existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. ("Rofin" or "RSTI" or "the Company") and its wholly-owned subsidiaries. Rofin consists of Rofin-Sinar, Inc. ("RS Inc."), PRC Laser Corp. ("PRC"), Lee Laser, Inc. ("Lee") and Rofin-Sinar Technologies Europe S.L. ("RSTE"). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH ("RSL"), 95% of Dilas Diodenlaser GmbH ("Dilas"), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 71% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 83% of Rofin-Baasel Espana S.L.("RBE"), 100% of Rofin-Baasel Taiwan Ltd. and 100% of Rofin-Baasel Korea Co., Ltd.

RSL includes the consolidated accounts of its 88%-owned subsidiary Rofin-Baasel Japan Corp. (a Japanese corporation), its 100%-owned subsidiaries Rasant-Alcotec Beschichtungstechnik GmbH ("Rasant"); CBL Verwaltungsgesellschaft GmbH; its 90%- owned subsidiary Optoskand AB ("Optoskand"), and its 100%-owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. ("CBL").

CBL includes the consolidated accounts of its wholly-owned subsidiaries Rofin-Baasel, Inc. ("RB Inc"), Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

All significant intercompany balances and transactions have been eliminated in consolidation.

On March 29, 2004 the Company issued and sold 2.5 million common shares at a price of $28.00 per share. The underwriters exercised their over-allotment option on April 8, 2004 resulting in 360,000 additional common shares being issued and sold. The Company realized net proceeds of $75,265 as a result of these transactions. The Company intends to use the aggregate net proceeds from the offering for working capital, other general corporate purposes and for acquisitions of complementary products, technologies or businesses as opportunities arise.

(b)   Acquisitions

The Company made several acquisitions during fiscal year 2004 for a total cash purchase price of $34,960. The Company has followed the purchase method of accounting for these acquisitions with the respective results of operations included in the consolidated results from the date of acquisition. The fiscal year 2004 acquisitions included the following:

     o On February 28, 2004, the Company acquired 90% of the share capital of Optoskand AB, Gothenburg, Sweden, through its wholly-owned subsidiary RSL. The Company has a call option exercisable beginning in 2009 for the remaining 10% of the common stock.

     o On August 20, 2004 the Company acquired an additional 15% of the share capital of Dilas Diodenlaser GmbH, Mainz, Germany, through its wholly-owned subsidiary RSTE. The Company currently holds 95% of the share capital.

     o On August 31, 2004, the Company acquired 100% of the share capital of PRC Laser Corporation based in Landing, New Jersey (including its wholly-owned European subsidiary PRC Europe N.V., Oudenaarde, Belgium) and Lee Laser, Inc. based in Orlando, Florida.

Goodwill and other intangibles, resulting from the acquisitions, totaled
$21,928.

The following unaudited pro-forma financial information for the PRC and Lee Laser acquisition reflects the consolidated results of operations as if the acquisition had taken place on October 1, 2002.

                                                                 2004                  2003
                                                             ------------          --------------
     Net sales                                               $   357,541           $  285,889
     Net income                                              $    33,016           $   14,364
     Earnings per average weighted share - basic                    2.45                 1.23
     Earnings per average weighted share - diluted                  2.35                 1.21


(c)      Cash Equivalents

Cash equivalents consist of liquid instruments with an original maturity of three months or less as well as taxable and tax-exempt variable rate demand obligations, which are redeemable upon a five day minimum notice. Interest income was $1,108, $422, and $365 for the years ended September 30, 2004, 2003, and 2002, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

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

                                                            Useful Lives
                                                            ------------
              Buildings                                         40 Years
              Machinery and equipment                         3-10 Years
              Furniture and fixtures                          3-10 Years
              Computers and software                           3-4 Years
              Leasehold improvements                          3-15 Years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash-flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(f)      Goodwill and Other Intangible Assets

On October 1, 2002, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles". Under SFAS No. 142, goodwill is no longer subject to amortization, but will be subject to an annual impairment test. Intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.

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

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash-flows compared to the unamortized goodwill balance.

(g)      Revenue Recognition and Accounts Receivable Valuation

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Terms under these arrangements are generally free on board ("FOB") shipping point, or ("EXW")ex works factory, at which time legal title passes from the Company to the customer. Therefore, delivery is generally considered to have occurred upon shipment. In certain circumstances customers may negotiate different terms. In these situations, delivery is considered to have occurred once legal title has passed from the Company to the customer. This may be at delivery to the customer's destination or acceptance by our customer. The Company's products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

Sales to end-user customers and resellers typically do not have customer acceptance provisions and only certain of the original equipment manufacturer
(OEMs) customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at a Company site or by the customer's acceptance of the results of a testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

The vast majority of the Company's sales are made to OEMs, resellers and end-users in the industrial market. Sales made to OEMs and resellers in the industrial market do not require installation of the products by the Company, as installation is performed by the customer and are not subject to other post-delivery obligations. For end-users, where the Company has agreed to perform installation or provide training the Company defers revenue related to installation services until installation is completed. The Company defers revenue on training services until these services are provided.

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

(l)      Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, and fair value of interest rate swap agreements and is presented in the consolidated statements of stockholders' equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

                                                                                        September 30,
                                                                               --------------------------------
                                                                                  2004                2003
                                                                               -----------         ----------
Foreign currency translation adjustment                                         $  11,603           $  6,730
Fair value of interest swap agreements (net of tax effect of $139                    (241)              (847)
     in 2004 and $499 in 2003)                                                 -----------         ----------
Total accumulated other comprehensive income/(loss)                             $  11,362           $  5,883
                                                                               ===========         ==========

(m)      Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $1,056, $936, and $1,077 received for the years ended September 30, 2004, 2003, and 2002, respectively. The Company has no future obligations under such grants.

(n)      Financial Instruments

The fair value of financial instruments, consisting principally of cash, accounts receivable, accounts payable, and lines of credit, approximate carrying value due to the short-term nature of such instruments. The fair value of long-term debt approximates the carrying value due to the variable based interest on such debt.

(o)      Derivative Financial Instruments

The Company uses derivative financial instruments to manage funding costs and exposures arising from fluctuations in interest rates. These derivative financial instruments consist primarily of interest rate swaps. The Company does not use derivative financial instruments for trading purposes.

SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133" require that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their respective fair values and that changes in the derivative instruments' fair value be recognized in earnings. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash-flows to be paid related to a recognized liability ("cash-flow" hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash-flows of the designated hedged item.

Interest differentials resulting from interest rate swap agreements designated as hedges of the Company's financial liabilities are recorded on an accrual basis as an adjustment to interest expense.

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2004, the Company held Euro forward exchange options with notional amounts of $1,800.

The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements.

(p)      Use of Estimates

Management of the Company make a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reporting of revenues and expenses, to prepare these financial statements in conformity with generally accepted U.S. accounting principles. Significant items subject to such estimates and assumptions include the valuation allowances for receivables and deferred tax assets, warranty liabilities, and assets and obligations related to employee benefits. Actual results could differ from these estimates.

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

The Company follows Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", to account for stock options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for these plans, as prescribed by SFAS 123, been determined based on the Black-Scholes value at the grant dates for awards, pro-forma net income and earnings per share would have been:

                                                                       Year ended September 30,
                                                             --------------------------------------------
                                                                 2004             2003            2002
                                                             --------------   ------------    -----------
   Net income - as reported                                     $ 32,430         $ 15,305       $ 5,001
   Add back:
   Stock-based compensation expense
        included in reported net income                              146               27            27
   Deduct:
   Stock-based compensation expense
         determined under fair value method                       (1,270)           (621)         (488)
                                                             --------------   ------------    -----------
   Pro-forma net income                                          $31,306         $ 14,711       $ 4,540
                                                             ==============   ============    ============
   Basic earnings per share:
        As reported                                              $  2.41         $   1.31       $  0.43
        Pro-forma                                                $  2.32         $   1.26       $  0.39
   Diluted earnings per share:
        As reported                                              $  2.31         $   1.29       $  0.43
        Pro-forma                                                $  2.23         $   1.24       $  0.39

The following assumptions were used in the determination of pro-forma compensation cost under the provisions of SFAS 123:

                                                    2004 Grant        2003 Grant      2002 Grant
                                                     (285,500          (262,000        (273,000
                                                      Shares)           Shares)         Shares)
                                                   ------------      -------------   --------------
     Weighted Average Grant Date Fair Value         $ 15.18             $ 4.54           $ 4.31
     Expected Life                                  5 Years            5 Years          5 Years
     Volatility                                       50.0%              50.0%            50.0%
     Risk-Free Interest Rate                          2.79%              2.78%             4.7%
     Dividend Yield                                      0%                 0%               0%
     Annual Forfeiture Rate                           1.09%              1.87%             1.0%

(r)      Shipping and Handling Costs

The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs" (EITF No. 00-10). In accordance with EITF No. 00-10, revenue received from shipping and handling fees is reflected in net sales.

2.       INVENTORIES

Inventories are summarized as follows:

                                                         September 30,
                                                --------------------------------
                                                     2004              2003
                                                --------------    -------------
         Finished goods                            $ 14,147          $12,809
         Work in progress                            26,659           25,793
         Raw materials and supplies                  38,804           24,717
         Demo inventory                               9,525            6,585
         Service parts                               17,285           16,834
                                                --------------    -------------
         Total inventories                         $106,420          $86,738
                                                ==============    =============

3. PROPERTY AND EQUIPMENT


Property and equipment include the following:

                                                        September 30,
                                                --------------------------------
                                                     2004              2003
                                                --------------    -------------
         Buildings                                 $ 28,348         $ 22,530
         Technical machinery and equipment           17,003           14,356
         Furniture and fixtures                      12,670           11,042
         Computers and software                       6,070            5,302
         Leasehold improvements                       4,840            4,290
                                                --------------    -------------
         Total property and equipment, at cost     $ 68,931         $ 57,520
                                                ==============    =============

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The following sets forth a reconciliation of net income and earnings per share information for the year ended September 30, 2002, adjusted for the non-amortization provisions of SFAS No. 142:

        Net income - as reported                        $5,001
        Add back:
           Goodwill amortization
              (net of tax)                               3,121
                                                       ---------
           Adjusted net income                          $8,122
                                                       =========

        Basic earnings per share:
           Reported net income                           $0.43
           Goodwill amortization                          0.27
                                                        --------
           Adjusted net income                           $0.70
                                                        ========

        Diluted earnings per share:
           Reported net income                           $0.43
           Goodwill amortization                          0.27
                                                        --------
           Adjusted net income                           $0.70
                                                        ========

The changes in the carrying amount of goodwill for the years ended September 30, 2004 and 2003 are as follows:

                                                 Germany         United States     Rest of World        Total
                                              -------------     ---------------   ---------------    ------------
Balance as of September 30, 2002                 $ 28,802          $   2,197         $ 10,054         $ 41,053
    Currency exchange difference                    4,764                413            1,828            7,005
                                              -------------     ---------------   ---------------    ------------
Balance as of September 30, 2003                 $ 33,566          $   2,610         $ 11,882         $ 48,058
    Additional goodwill from acquisitions           4,149              6,751              362           11,262
    Currency exchange difference                    1,675                145              639            2,459
                                              -------------     ---------------   ---------------    ------------
Balance as of September 30, 2004                 $ 39,390          $   9,506         $ 12,883         $ 61,779
                                              =============     ===============   ===============    ============

The carrying values of other intangible assets are as follows:

                                                       September 30, 2004                       September 30, 2003
                                                ---------------------------------         ------------------------------
                                                                                            Gross
                                                 Gross Carrying    Accumulated             Carrying       Accumulated
                                                     Amount        Amortization             Amount        Amortization
                                                ---------------   ---------------         ----------   -----------------
Amortized intangible assets:
     Patents                                      $  7,421           $ 1,698                $  5,279         $ 1,192
     Customer base                                  13,655             3,943                   6,952           2,370
     Other                                           3,668             1,034                     622             425
                                                ---------------   ---------------         ----------   -----------------
     Total                                        $ 24,744           $ 6,675                $ 12,853         $ 3,987
                                                ===============   ===============         ==========   =================

Patents are amortized over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Amortization expense for the years ended September 30, 2004, 2003, and 2002 was $2,389, $1,654, and $698 respectively. At September 30, 2004, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2004, are as follows:


           2005                                           $ 5,200
           2006                                             3,400
           2007                                             2,900
           2008                                             2,100
           2009                                             1,900

5. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:


                                                         September 30,
                                             --------------------------------
                                                  2004                2003
                                             ---------------     -------------
           Employee compensation                $ 14,308            $ 11,896
           Warranty reserves                      13,375              10,528
           Other taxes payable                       298                 267
           Customer deposits                      11,313              12,875
           Other                                  11,297               8,349
                                             ---------------     -------------
           Total accrued liabilities            $ 50,591            $ 43,915
                                             ===============     =============



The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the years ended September 30, 2004 and 2003 is as follows:

Balance at September 30, 2002                                        $  10,036
     Additional accruals for warranties during the period                8,400
     Usage during the period                                            (9,177)
     Currency translation                                                1,269
                                                                    -----------
Balance at September 30, 2003                                           10,528
     Additional accruals for warranties during the period                9,471
     Usage during the period                                            (7,151)
     Currency translation                                                  527
                                                                    -----------
Balance at September 30, 2004                                        $  13,375
                                                                    ===========


6. LINE OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2004 and 2003, $12,745 and $12,600, respectively, were outstanding under this loan facility as a result of borrowings by RSL, Rofin-Baasel Japan Corp., Rofin-Baasel Italiana S.r.l., Rasant, Rofin-Sinar UK Ltd. and Rofin-Baasel Singapore Pte. Ltd. at an average fixed interest rate of 2.9% for fiscal 2004 and 3.2% for fiscal 2003.

In addition, the Company's non-U.S. subsidiaries have several lines of credit, which allow them to borrow in the applicable local currency. At September 30, 2004 and 2003, direct borrowings under these agreements totaled $15,865 and $5,546, respectively. The remaining unused portion of the lines of credit, at September 30, 2004, was $26,460, in aggregate. Fixed interest rates vary from 1.1% up to 4.6%, depending upon the country and usage of the available credit.

The short-term portion of the refinancing of the acquisition of CBL and its existing debt ($21,209) is included in the caption "Line of Credit and Short-Term Borrowings" (see note 7) in the accompanying consolidated balance sheet.

7. LONG-TERM DEBT

Dilas and RSL maintain additional long-term credit facilities of $1,172, which expire in 2006, of $555, which expire in 2007 and of $247 which expire in 2008. Rasant and RBF maintain long-term credit facilities of $134 and $143 respectively that expire in 2009. As of September 30, 2004, $2,251 was borrowed against such facilities at an average interest rate of 3.8%. As of September 30, 2003, $10,274 was borrowed against such facilities at an average interest rate of 4.4%.

On December 15, 2000, the Company refinanced its existing credit facilities for the financing of the acquisition and the assumption of the debt of CBL. As of September 30, 2004, two separate notes aggregating $23,941 were outstanding under these credit facilities, bearing interest at the six-month Euribor rate. Maturities of these loans are as follows: $21,209 in 2005 and $2,732 in 2006. Based on the above maturities, $21,209 has been included in the caption "Line of Credit and Short-Term Borrowings" in the accompanying consolidated balance sheet (see note 6).

The Company has entered into currency and interest swap agreements to hedge the risk of changes in future cash-flows due to the variable rate basis of the short and long-term debt and to reduce the Company's overall cost of borrowing. At September 30, 2004 a total amount of 30.1 million Swiss Franc (equivalent to $23,918 based on the exchange rate at September 30, 2004) with maturity dates of June, 15 and December, 15, 2005 was outstanding under these swap agreements.

8. LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017 (see note 12). The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2004 are:

                     Fiscal year ending September 30,                Total
        --------------------------------------------------------    -------
        2005                                                        $5,899
        2006                                                         4,574
        2007                                                         2,480
        2008                                                         1,695
        2009 and thereafter                                          3,503

Rent expense charged to operations for the years ended September 30, 2004, 2003, and 2002, approximated $5,622, $5,183, and $3,959, respectively.

9. INCOME TAXES

Total income taxes for the years ended September 30, 2004, 2003, and 2002 were allocated as follows:

                                                                          Years ended September 30,
                                                               --------------------------------------------------
                                                                   2004              2003                2002
                                                               --------------   ---------------     --------------
        Income from continuing operations                        $  17,648        $  9,422             $ 7,384
        Stockholders' equity, for the tax benefit
             applicable to the exercise of stock
             options                                                (1,793)             --                --
                                                               --------------   ---------------     --------------
        Total                                                    $  15,855        $  9,422             $ 7,384
                                                               ==============   ===============     ==============

Income before income taxes is attributable to the following geographic regions:


                                                                          Years ended September 30,
                                                               --------------------------------------------------
                                                                   2004              2003                2002
                                                               --------------   ---------------     --------------
        United States                                           $  9,634             $  2,898          $  1,170
        Germany                                                   33,042               16,341             8,830
        France                                                       555                  260                98
        Italy                                                        582                1,053               593
        Japan                                                        494                  113               330
        United Kingdom                                             2,395                2,443             1,078
        Singapore                                                  2,298                  244                92
        Other                                                      1,078                1,375               194
                                                               --------------   ---------------     --------------
        Total income before income taxes                        $ 50,078             $ 24,727          $ 12,385
                                                               ==============   ===============     ==============

Income tax expense is comprised of the following amounts:

                                                                          Years ended September 30,
                                                               --------------------------------------------------
                                                                   2004              2003                2002
                                                               --------------   ---------------     --------------
        Current:
              United States                                     $   2,215            $  (58)             $   (4)
              Foreign                                              14,996             7,022               5,770
                                                               --------------   ---------------     --------------
                    Total current                                  17,122             6,964               5,766
                                                               --------------   ---------------     --------------
        Deferred:
              United States                                           680               614                 392
              Foreign                                                (154)            1,844               1,226
                                                                --------------   ---------------     --------------
                    Total deferred                                    526             2,458               1,618
                                                                --------------   ---------------     --------------
                    Total income tax expense                     $ 17,648           $ 9,422             $ 7,384
                                                                ==============   ===============     ==============

Statutory tax rates in the U.S., U.K., Italy, France, Spain, Belgium, the Netherlands, Sweden, Singapore, Japan, Taiwan and South Korea approximate 34%, 30%, 38.25%, 34.33%, 35%, 33.99%, 34.5%, 28%, 22%, 44.64%, 25% and 15%
respectively. Generally, in Germany retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for federal corporate income tax purposes, a federal corporate income tax of 25% and a surcharge of 5.5% on the federal corporate income tax amount. In September 2002 the German government enacted the Flood Victim Solidarity Law which increased the base rate of German federal corporation taxation from 25% to 26.5% for fiscal year ending September 30, 2003 only. In 2001 and prior years, German corporate tax law applied the imputation system with regard to the taxation of the income of a corporation (such as RSL, WBL and Dilas).

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 34% is as follows:


                                                                               Years ended September 30,
                                                                     ----------------------------------------------
                                                                        2004             2003              2002
                                                                     ------------    -------------      -----------
Computed "expected" tax expense                                       $ 17,027          $ 8,407          $ 4,211
Difference between U.S. and foreign statutory rates                      1,117              659              588
Non-deductible goodwill amortization                                        --               --              661
Utilization of foreign tax credits                                          --           (1,102)            (370)
Minority interest and other permanent differences                          389              390            1,183
Change in tax law                                                           --               --             (486)
Adjustment of valuation allowance                                         (740)             771              489
Adjustment of prior-year tax estimates                                      --             (208)             248
Other                                                                     (145)             505              860
                                                                     ------------    -------------      -----------
Actual tax expense                                                    $ 17,648          $ 9,422          $ 7,384
                                                                     ============    =============      ===========

The tax effects of temporary differences that give rise to the net deferred tax assets are as follows:

                                                                       September 30,
                                                               --------------------------------
                                                                     2004              2003
                                                               ---------------  ---------------
Deferred income tax assets:
     Foreign
        Net operating loss carryforwards                       $      215          $     186
        Pension obligations                                           803                571
        Inventories                                                 1,114              1,714
        Other                                                         528                201
                                                                ---------------  ---------------
            Total Foreign                                           2,660              2,672
                                                                ---------------  ---------------
     United States:
        Net operating loss carryforwards                            2,651              4,117
        Property and equipment                                         --                 57
        Warranty accrual                                              642                639
        Inventories                                                 3,509              2,128
        Allowance for doubtful accounts                               256                213
        Pension obligations                                           198                199
        Other                                                         583              1,223
                                                                ---------------  ---------------
            Total United States                                     7,839              8,576
                                                                ---------------  ---------------
        Gross deferred income tax assets                           10,499             11,248
        Less:  Valuation allowance                                 (3,110)            (4,396)
                                                                ---------------  ---------------
            Net deferred income tax assets                      $   7,389          $   6,852
                                                                ---------------  ---------------
Deferred income tax liabilities:
     Foreign:
        Property and equipment                                     (1,852)            (2,050)
        Accrued liabilities                                           (32)               (67)
        Accounts receivable                                          (374)              (287)
        Accounts payable                                           (3,029)            (2,553)
        Other                                                        (569)               (69)
                                                                ---------------  ---------------
            Total Foreign                                          (5,856)            (5,026)
                                                                ---------------  ---------------
     United States:
        Property & equipment                                         (367)                --
        Intangibles                                                (3,177)                --
                                                                ---------------  ---------------
            Total United States                                    (3,544)                --
                                                                ---------------  ---------------
        Gross deferred income tax liabilities                      (9,400)            (5,026)
                                                                ---------------  ---------------
        Net deferred income tax assets (liabilities)            $  (2,011)         $   1,826
                                                                ===============  ===============


The total deferred income tax asset (liability) is included in the accompanying consolidated balance sheet as follows:

                                                                       September 30,
                                                               --------------------------------
                                                                     2004              2003
                                                               ---------------  ---------------
        Deferred income tax assets - current                       $  7,554        $  6,419
        Deferred income tax assets - non current                      1,793           2,167
        Deferred income tax liabilities - current                    (5,280)         (4,440)
        Deferred income tax liabilities - non current                (6,078)         (2,320)
                                                                ---------------  ---------------
            Net deferred income tax asset (liability)              $ (2,011)       $  1,826
                                                                ===============  ===============

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2004. The Company had established a valuation allowance related to net operating loss carryforwards at RB Inc. due to uncertainty regarding RB Inc.'s ability to generate future taxable income required to utilize these carryforwards. The valuation allowance decreased in fiscal 2004 by $1,286 due to utilization of the net operating loss carryforward.

At September 30, 2004, the Company has net operating loss carryforwards available of $6,116 in the United States (which expire as follows: $1,058 in 2005; $768 in 2020; $747 in 2021; $2,502 in 2022 and $1,041 in 2023) and $493 in
Germany and $376 in other European countries (which have no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under Section 382 of the Internal Revenue Code.

The Company does not provide for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries because these earnings are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liability for these undistributed earnings.

10. EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL and RS Inc. employees. The Company's U.S. plan began in fiscal 1995 and is funded. As is the normal practice with German companies, the German pension plan is unfunded. Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan.

The following table sets forth the funded status of the plans at the balance sheet dates:

                                                                         September 30,
                                                               --------------------------------
                                                                     2004            2003
                                                               ---------------  ---------------
   Change in benefit obligation:
   Benefit obligation at beginning of year                        $  11,016         $  8,561
   Service cost                                                         566              589
   Interest cost                                                        635              551
   Amendment                                                           (355)              --
   Actuarial (gains) and losses                                         205              354
   Foreign exchange rate changes                                        456            1,115
   Benefits paid                                                       (161)            (154)
                                                               --------------   ---------------
   Benefit obligation at end of year                                 12,362           11,016
                                                               ===============  ===============
   Change in plan assets:
   Fair value of plan assets at beginning of year                     2,844            2,103
   Actual return on plan assets                                         207              420
   Employer contributions                                               345              400
   Benefits paid                                                       (130)             (79)
                                                               ---------------  ---------------
   Fair value of plan assets at end of year                           3,266            2,844
                                                               ===============  ===============
   Funded status                                                     (9,096)          (8,172)
   Unrecognized net actuarial loss                                      441              191
   Unrecognized prior service cost                                       88              151
                                                               ---------------  ---------------
   Accrued benefit cost                                           $  (8,567)        $ (7,830)
                                                               ===============  ===============


   Discount rate:
        United States                                                   5.8%             6.5%
        Foreign                                                        5.25%             5.5%
   Expected return on plan assets -
        United States only                                              8.0%             7.0%
   Rate of compensation increase
        United States                                                   3.0%             3.0%
        Foreign                                                         1.3%             2.0%


The following table sets forth the components of net periodic benefit cost for the respective fiscal years:

                                                                          Years ended September 30,
                                                               --------------------------------------------------
                                                                   2004              2003                2002
                                                               --------------   ---------------     --------------
   Service cost                                                  $   566         $    589             $  613
   Interest cost                                                     635              551                487
   Expected return on plan assets                                   (197)            (156)              (166)
   Amortization of prior service cost                                 63               63                 63
                                                               --------------   ---------------     --------------
   Net periodic benefit cost                                     $ 1,067         $  1,047             $  997
                                                               ==============   ===============     ==============


RS Inc., Rofin-Baasel, Inc., PRC and Lee Laser have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. The Companies match 50% of the first 5 to 6% of the employees' compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2004, 2003 and 2002 were $246, $163, and $149, respectively.


11. NET INCOME PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                                                          Years ended September 30,
                                                               --------------------------------------------------
                                                                   2004              2003                2002
                                                               --------------   ---------------     --------------
     Weighted average number of shares for basic
          net income per common share                             13,478,606      11,639,898           11,551,800
     Potential additional shares due to outstanding
          dilutive stock options                                     541,548         223,196               39,705
                                                               --------------   ---------------     --------------
     Weighted average number of shares for diluted net
          income per common share                                 14,020,154      11,863,094            11,591,505
                                                               ==============   ===============     ==============

Excluded from the calculation of diluted EPS for the years ended September 30, 2004 and 2003, were 285,500 and 141,000, respectively, outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect on earnings per share would be anti-dilutive.


12. RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $1,811, $1,644 and $2,644 in fiscal years 2004, 2003, and 2002, respectively and the amounts outstanding related to those sales is listed as accounts receivable related party in the consolidated balance sheet.

The Company's sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, who is also a member of the board of directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract period. The Company paid rent expense of $614 and $538 to the former minority shareholder during fiscal years 2004 and 2003, respectively. Payables to the director and former minority shareholder of CBL as of September 30, 2004 amounted to $643 and are included in other accrued liabilities.

The Company has accrued $1,114, at September 30, 2004 ($1,055 at September 30,
2003) for the option purchase prices for the minority interests in RBE, and $425 ($278 at September 30, 2003) was accrued for accumulated interest on this obligation (see Note 1 to the accompanying financial statements). Additionally the Company has accrued $123 at September 30, 2004 for the option purchase price for the minority interests in Optoskand AB. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet. The corresponding interest on this obligation ($134 in 2004, $82 in 2003, and $81 in 2002) is included in interest expense in the accompanying consolidated statement of operations. Effective October 22, 2004 the minority shareholder of RBE resigned from the limited partnership and the remaining shares were purchased for the price of Euro 1,248 (equivalent to $1,539 based on the exchange rate at September 30, 2004).

Accounts payable to related party also includes a short-term loan from the minority shareholder of Dilas of $128 at September 30, 2004.

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

Assets, revenues and income before taxes, by geographic region are summarized below:

ASSETS                                              September 30,
                                           ---------------------------------
                                                2004               2003
                                           --------------     --------------
     United States                         $  179,741           $  53,061
     Germany                                  237,044             223,413
     Other                                    132,809             113,238
     Intercompany eliminations               (135,788)            (98,226)
                                           --------------     --------------
     Total assets                           $ 413,806           $ 291,486
                                           ==============     ==============



REVENUES - TOTAL BUSINESS
                                              Years ended September 30,
                                  ---------------------------------------------
                                      2004             2003            2002
                                  -------------   -------------    ------------
     United States                $  74,643         $  57,282       $  63,167
     Germany                        284,876           218,920         187,511
     Other                          111,589            76,965          62,590
     Intercompany eliminations     (148,480)          (95,421)        (91,320)
                                  -------------   -------------    -----------
                                  $ 322,628         $ 257,746       $ 221,948
                                  =============   =============    ===========

INTERCOMPANY REVENUES

                                              Years ended September 30,
                                  ---------------------------------------------
                                      2004             2003            2002
                                  -------------   -------------    ------------
     United States                  $  3,928        $ 4,071         $ 4,322
     Germany                         117,974         76,533          76,835
     Other                            26,578         14,817          10,163
     Intercompany eliminations      (148,480)       (95,421)        (91,320)
                                  -------------   -------------    -----------
                                     $  --          $  --           $  --
                                  =============   =============    ===========

EXTERNAL REVENUES


                                              Years ended September 30,
                                  ---------------------------------------------
                                      2004             2003            2002
                                  -------------   -------------    ------------
     United States                  $ 70,715        $ 53,211        $  58,845
     Germany                         166,902         142,387          110,676
     Other                            85,011          62,148           52,427
                                  -------------   -------------    ------------
                                   $ 322,628       $ 257,746        $ 221,948
                                  =============   =============    ============

INCOME BEFORE INCOME TAXES

                                              Years ended September 30,
                                  ---------------------------------------------
                                      2004             2003            2002
                                  -------------   -------------    ------------
     United States                    9,634         $  2,898        $  1,170
     Germany                         33,042           16,341           8,830
     Other                            7,402            5,488           2,385
                                  -------------   -------------    ------------
                                   $ 50,078         $ 24,727        $ 12,385
                                  =============   =============    ============




14. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


The following represents the Company's quarterly results (millions of dollars, except per share amounts):


                                                                Quarters ended
                                           ---------------------------------------------------
                                            Dec. 31,      March 31,      June 30,    Sept. 30,
                                              2003          2004          2004         2004
                                           ---------     ----------     ----------  ----------
     Net sales                              $ 71.1         $ 75.9        $ 82.1        $ 93.5
     Gross profit                             27.8           29.2          33.2          42.0
     Net income                                5.2            5.6           7.4          14.2
     Net income per share - Basic             0.43           0.47          0.50          0.95
     Net income per share - Diluted           0.41           0.45          0.48          0.92


                                                                Quarters ended
                                           ---------------------------------------------------
                                            Dec. 31,      March 31,      June 30,    Sept. 30,
                                              2002          2003          2003         2003
                                           ---------     ----------     ----------  ----------
     Net sales                              $ 58.1         $ 61.1        $ 64.5       $ 74.1
     Gross profit                             22.4           23.2          23.6         27.0
     Net income                                3.5            3.4           3.6          4.9
     Net income per share - Basic             0.30           0.29          0.31         0.41
     Net income per share - Diluted           0.30           0.29          0.30         0.39

15. STOCK INCENTIVE PLANS


Directors' Plan

The Company has reserved 100,000 shares of common stock for the Directors' Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors' Plan also provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Company records compensation expense based on the fair market value of the common stock, as determined by the closing price at the date of issuance. The Directors' Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors' Plan by the Board of Directors. A total of 26,000 shares are issued and outstanding under the plan at September 30, 2004.

Equity Incentive Plan

The Company maintains an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal 2004, 2003, or 2002. Non-qualified stock options were granted to officers and other key employees in fiscal 2004, 2003, and 2002. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

The balance of outstanding stock options for the three-year periods ended September 30, 2004, and all options activity for the periods then ended are as follows:

                                                                           Price per Share
                                                               --------------------------------------
                                          Number of Shares         Price Range       Weighted Average
                                          -----------------    ------------------    ----------------
Outstanding at September 30, 2001            839,500            $7 3/8 - 16 7/8       $ 11 1/37
                                          -----------------    ------------------    ----------------
Granted                                      273,000            $8 3/4
Exercised                                       (800)
Forfeited                                     (9,600)
                                          -----------------    ------------------    ----------------
Outstanding at September 30, 2002          1,102,100            $7 3/8 - 16 7/8       $ 10 1/2
                                          -----------------    ------------------    ----------------
Granted                                      262,000            $9 4/5
Exercised                                   (353,800)
Forfeited                                    (10,700)
                                           -----------------    ------------------    ----------------
Outstanding at September 30, 2003            999,600           $7 3/8 - 16 7/8       $ 10 2/7
                                           -----------------    ------------------    ----------------
Granted                                      285,500           $ 32 5/7
Exercised                                   (154,450)
                                           -----------------    ------------------    ----------------
Outstanding at September 30, 2004          1,130,650           $7 3/8 - 32 5/7       $ 15 6/7
                                           -----------------    ------------------    ----------------

                      Outstanding Options                                Exercisable Options
      --------------------------------------------------------       -------------------------------
                        Remaining Life       Weighted Average                       Weighted Average
       Shares               (years)                Price              Shares              Price
      -----------       --------------      -----------------        ----------     ----------------
          9,000                2                  $  9 1/2              9,000         $  9 1/2
         88,000                3                  $ 16 7/8             88,000         $ 16 7/8
         12,800                4                  $  9 3/8             12,800         $  9 3/8
         96,800                5                  $  7 3/8             66,800         $  7 3/8
          8,000                5                  $ 12 5/8                --          $ 12 5/8
         12,000                6                  $ 15                  6,000         $ 15
        139,600                6                  $ 10 3/8             57,600         $ 10 3/8
        227,350                8                  $  8 3/4             64,150         $  8 3/4
        251,600                9                  $  9 4/5             42,000         $  9 4/5
        285,500               10                  $  32 5/7               --          $ 32 5/7
      ---------                                                       -------
      1,130,650                                                       346,350
      =========                                                       =======

Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

On November 8, 2004, we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2004, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Detroit, Michigan
November 8, 2004

                 ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
       Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
                  Years ended September 30, 2004, 2003 and 2002
                             (dollars in thousands)

                         Balance at                      Charged to
                        Beginning of       Acquired      Costs and                     Balance at End of
                           Period           Reserve       Expenses      Deductions           Period
                        ------------       ---------     -----------    ----------      ----------------
September 30, 2002       $  2,033         $     --       $  (635)        $   100          $  1,498

September 30, 2003       $  1,498         $     --       $   282         $   286          $  2,066

September 30, 2004       $  2,066         $    109       $   230         $   114          $  2,519

                                INDEX TO EXHIBITS


Exhibit No.    Exhibit
-----------    -------------------------------------------------------------
21.1           List of Subsidiaries of the Registrant
23.1           Consent of Independent Registered Public Accounting Firm
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1           Section 1350 Certification of Chief Executive Officer
32.2           Section 1350 Certification of Chief Financial Officer