Form 10-Q
period 2004-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2005-02-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2004

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

15,078,550 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 7, 2005.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 2004 and September 30, 2004                3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2004 and 2003           4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Three months ended December 31, 2004 and 2003           5

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2004 and 2003           6

          Notes to Condensed Consolidated Financial Statements      7


          Item 2
          ------

          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    14


          Item 3
          ------

          Quantitative and Qualitative Disclosures about
            Market Risk                                            20

          Item 4
          ------

          Controls and Procedures                                  21


PART II   OTHER INFORMATION                                        22

          SIGNATURES                                               23

                        PART I.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
                            (dollars in thousands)

                                                  December 31,  September 30,
                                                      2004          2004
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $  97,487      $ 100,266
  Accounts receivable, trade, net                      76,967         80,314
  Inventories (Note 3)                                118,475        106,420
  Other current assets and prepaid expenses            13,571         10,633
                                                   -----------     ----------
    Total current assets                              306,500        297,633
Property and equipment, net                            37,653         34,128
Goodwill, net (Note 5)                                 68,171         61,779
Other intangibles, net (Note 5)                        17,583         18,069
Other assets                                            2,007          2,197
                                                   -----------     ----------
    Total assets                                    $ 431,914      $ 413,806
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  35,648      $  49,819
  Accounts payable, trade                              16,295         17,306
  Accounts payable to related party                       273          1,790
  Accrued liabilities (Note 4)                         64,205         65,178
                                                   -----------     ----------
    Total current liabilities                         116,421        134,093

Long-term debt                                         15,850          4,983
Pension obligations                                     9,677          8,567
Minority interests                                      1,542          1,700
Other long-term liabilities                             7,360          7,079
                                                   -----------     ----------
    Total liabilities                                 150,850        156,422

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,072,450 (14,930,550 at
    September 30, 2004) issued and outstanding            151            149
  Additional paid-in-capital                          160,903        158,777
  Retained earnings                                    95,614         87,096
  Accumulated other comprehensive income               24,396         11,362
                                                   -----------     ----------
    Total stockholders' equity                        281,064        257,384
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 431,914      $ 413,806
                                                   ===========     ==========

See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended December 31, 2004 and 2003
            (dollars in thousands, except per share amounts)

                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2004          2003
                                                   ------------  ------------

Net sales                                            $  91,357    $   71,058
Cost of goods sold                                      55,185        43,224
                                                   ------------  ------------
    Gross profit                                        36,172        27,834

Selling, general, and administrative expenses           16,859        13,978
Research and development expenses                        5,784         5,027
Amortization expense                                     1,566           449
                                                   ------------  ------------
    Income from operations                              11,963         8,380

Other expense (income):
  Interest, net                                            198           584
  Foreign currency gains                               ( 1,195)       (  875)
  Other income                                         (   211)       (  182)
                                                   ------------  ------------
    Income before income taxes and minority
         Interest                                       13,171         8,853

Income tax expense                                       4,589         3,385
                                                   ------------  ------------
    Income before minority interest                      8,582         5,468

Minority interest                                           64           263
                                                   ------------  ------------
    Net income                                       $   8,518    $    5,205
                                                   ============  ============


Net income per common share (Note 8):

    Basic                                            $    0.57    $     0.43
    Diluted                                          $    0.55    $     0.41
                                                   ============  ============
Weighted average shares used in computing net income per common share (Note 8):

    Basic                                           14,988,435    11,977,751
    Diluted                                         15,525,647    12,544,575
                                                   ============  ============

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Three months ended December 31, 2004 and 2003
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2004              $      149  $   158,777    $    87,096   $   11,362     $  257,384
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --       12,960         12,960
  Fair value of interest swap agreement,
      net of tax                                    --           --             --           74             74
  Net income                                        --           --          8,518           --          8,518
                                                                                                   ------------
Total comprehensive income                                                                              21,552

Common stock issued                                  2        2,126             --	           --          2,128
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2004                $     151   $  160,903    $    95,614    $  24,396      $ 281,064
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2003              $      119  $    79,918    $    54,666   $    5,883     $  140,586
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        6,359          6,359
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          404            404
  Net income                                        --           --          5,205           --          5 205
                                                                                                   ------------
Total comprehensive income                                                                              11,968

Common stock issued                                  1        1,425             --	           --          1,426
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2003                $     120   $   81,343    $    59,871    $  12,646      $ 153,980
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2004 and 2003
                          (dollars in thousands)


                                                           Three Months
                                                         Ended December 31,
                                                     ------------------------
                                                        2004          2003
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 8,518      $  5,205
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities      (  4,612)        4,556
     Other adjustments                                     597         1,966
                                                     -----------  -----------
       Net cash provided by operating activities         4,503        11,727
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          101           37
  Additions to property and equipment                 (   1,858)    (    953)
  Aquisition of business, net of cash acquired        (   1,178)          --
                                                      ----------   ----------
     Net cash used in investing activities            (   2,935)    (    916)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                  17,949       17,060
  Repayment to banks                                  (  26,018)    ( 32,286)
  Proceeds from issuance of common stock                  1,728        1,390
                                                      ----------   ----------
     Net cash used in financing activities            (   6,341)    ( 13,836)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                1,994        1,931
                                                      ----------   ----------
Net decrease in cash and cash equivalents             (   2,779)    (  1,094)

Cash and cash equivalents at beginning of period        100,266       44,487
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 97,487     $ 43,393
                                                      ==========   ==========





See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the fiscal year ended September 30, 2004, and should be read in conjunction with the Company's annual report on Form 10-K. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.


2.   Acquisitions

On February 28, 2004, the Company acquired 90% of the common stock of Optoskand AB, Gothenburg, Sweden, through its wholly owned subsidiary Rofin-Sinar Laser GmbH, Hamburg, Germany ("RSL") for cash.

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

Effective December 5, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. through RSTE under an option agreement between the Company and the former minority shareholders. The Company currently holds 76% of the share capital. This purchase resulted in goodwill of $0.6 million.

3.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:

                                                 December 31,  September 30,
                                                    2004           2004
                                                ------------   ------------
Finished goods                                   $  15,669       $  14,147
Work in progress                                    29,802          26,659
Raw materials and supplies                          42,891          38,804
Demonstration inventory                             10,239           9,525
Service parts                                       19,874          17,285
                                                -----------     -----------
    Total inventories                            $ 118,475       $ 106,420
                                                ===========     ===========

4.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                December 31,    September 30,
                                                    2004           2004
                                                -----------     -----------
Employee compensation                            $  12,995       $  14,308
Warranty reserve                                    13,329          13,375
Customer deposits                                   11,050          11,313
Income taxes payable                                10,631           9,307
Other                                               16,200          16,875
                                                -----------     -----------
Total accrued liabilities                        $  64,205       $  65,178
                                                ===========     ===========


5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended December 31, 2004 are as follows:

                                             United     Rest of
                                Germany      States      World      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2004           $ 39,390    $  9,506    $ 12,883    $ 61,779
Additional goodwill from
   Acquisition                        --         289         655         944
Currency exchange difference       3,818         291       1,339       5,448
                               ----------  ----------  ----------  ----------
Balance as of
   December 31, 2004            $ 43,208    $ 10,086    $ 14,877    $ 68,171
                               ==========  ==========  ==========  ==========

The carrying value of other intangible assets are as follows:

                                 December 31, 2004       September 30, 2004
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  8,189    $  2,017    $  7,421    $  1,698
  Customer base                   14,433       5,035      13,655       3,943
  Other                            3,805       1,792       3,668       1,034
                               ----------  ----------  ----------  ----------
  Total                         $ 26,427    $  8,844    $ 24,744    $  6,675
                               ==========  ==========  ==========  ==========

Amortization expense for the three-month periods ended December 31, 2004 and 2003 was $1.6 million and $0.4 million, respectively. At December 31, 2004, estimated amortization expense for the remainder of fiscal 2005 and the next five fiscal years based on the average exchange rates as of December 31, 2004, are as follows:

  2005 (remainder)                       $  3.7 million
  2006                                      3.5 million
  2007                                      2.8 million
  2008                                      2.1 million
  2009                                      2.0 million
  2010                                      0.7 million


6.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the three-month periods ended December 31, 2004 and 2003 are as follows:

                                                    2004           2003
                                                ------------   ------------
Balance at September 30,                         $  13,375       $  10,528
Additional accruals for warranties
        during the period                              488           2,281
Usage during the period                           (  1,689)       (  1,359)
Currency translation                                 1,155             651
                                                -----------     -----------
Balance at December 31,                          $  13,329       $  12,101
                                                ===========     ===========

7.  Stock Based Compensation

The following table illustrates the pro forma effect on net income and net income per common share as if the fair value based method of SFAS No. 123 had been applied to all outstanding and unvested awards in each period:

                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2004       2003
                               ----------  ----------
Net income - as reported        $  8,518    $  5,205

Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects             281         225
                               ----------  ----------
Pro forma net income            $  8,237    $  4,980
                               ==========  ==========

Earnings per share:
  Basic - as reported           $   0.57    $   0.43
  Basic - pro forma             $   0.55    $   0.42
  Diluted - as reported         $   0.55    $   0.41
  Diluted - pro forma           $   0.53    $   0.40


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

The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------
                                                       2004        2003
                                                    ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share                                  14,988,435  11,977,751
Potential additional shares
  due to outstanding dilutive
  stock options                                        537,212     566,824
                                                    ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share                           15,525,647  12,544,575
                                                    ==========  ==========

Excluded from the calculation of diluted EPS for the three-month period ended December 31, 2004, were 350,500 outstanding stock options. These options could potentially dilute future EPS calculations but were not included in the current period because their effect would have been antidilutive. There were no shares excluded from the calculation of diluted EPS for the three-month period ended December 31, 2003.


9.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2004 and 2003:

                                    PENSION PLANS
                               ----------------------
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2004       2003
                               ----------  ----------
Service cost                   $    143    $   140
Interest cost                       173        158
Expected return on plan assets  (    68)   (    49)
Amortization of net loss             16         16
                               ----------  ----------
Net periodic benefit cost      $    264    $   265
                               ==========  ==========

                                      OTHER
                               POSTRETIREMENT BENEFITS
                               ----------------------
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2004       2003
                               ----------  ----------
Service cost                   $     --    $    40
Interest cost                        --          1
                               ----------  ----------
Net periodic benefit cost      $     --    $    41
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

Assets, revenues and income before taxes and minority interest, by geographic region are summarized below:

                                               December 31,  September 30,
                                                   2004          2004
                                               (Unaudited)    (Audited)
                                               ----------     ----------
      ASSETS

           United States                       $ 184,504      $ 179,741
           Germany                               248,811        237,044
           Other                                 146,889        132,809
           Intercompany eliminations           ( 148,290)     ( 135,788)
                                               ----------     ----------
           Total assets                        $ 431,914      $ 413,806
                                               ==========     ==========


      REVENUES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2004           2003
                                               ----------     -----------
           United States                       $  28,995      $  15,180
           Germany                                71,009         65,277
           Other                                  28,240         23,045
           Intercompany eliminations            ( 36,887)      ( 32,444)
                                               ----------     -----------
                                               $  91,357      $  71,058
                                               ==========     ===========


    INTERCOMPANY REVENUES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2004           2003
                                               ----------     ----------
           United States                       $     622      $     994
           Germany                                31,013         25,957
           Other                                   5,252          5,493
           Intercompany eliminations            ( 36,887)      ( 32,444)
                                               ----------     -----------
                                               $      --      $      --
                                               ==========     ===========

      EXTERNAL REVENUES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2004           2003
                                               ----------     ----------
           United States                       $  28,373      $  14,186
           Germany                                39,996         39,320
           Other                                  22,988         17,552
                                               ----------     ----------
                                               $  91,357      $  71,058
                                               ==========     ==========


      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2004           2003
                                               ----------     ----------
           United States                       $   3,976      $   1,994
           Germany                                 9,387          7,160
           Other                                   1,872          1,507
           Intercompany eliminations            (  2,064)      (  1,808)
                                               ----------     ----------
                                               $  13,171      $   8,853
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

Through our global manufacturing, distribution and service network, we are providing a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive, and semiconductor/electronics industries. We sell principally to end-users and original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate our laser sources with other system components. Many of our customers are among the largest global participants in their respective industries.

During the first quarter of fiscal years 2005 and 2004 respectively, we realized approximately 54% and 51% of revenues from the sale and servicing of laser products for macro applications and approximately 46% and 49% from the sale and servicing of laser products for marking and micro applications.

Management believes that the near term growth in our macro business depends, especially in North America and Europe, on the general investment cycle for capital goods. This quarter $1.5 million was recognized for the last time, related to a technical license agreement. In the marking and micro business, as anticipated, management sees some softening of the demand in the semiconductor sector, but the Company does not consider it an indication of a deepening downward trend. The Company believes that its large product portfolio and broad technology base should help mitigate a worsening of business conditions in a single industrial or geographical market in the future. Management will continue to invest in increasing its sales and service activities in Asia.

At December 31, 2004, Rofin-Sinar had 1,397 employees compared to 1,204 employees at December 31, 2003.
Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                       Three Months
                                     Ended December 31,
                                  ----------------------
                                     2004        2003
                                  ----------  ----------
Net sales                             100%        100%
Cost of goods sold                     60%         61%
Gross profit                           40%         39%
Selling, general and
  administrative expenses              19%         20%
Research and development expenses       6%          7%
Intangibles amortization                2%          0%
Income from operations                 13%         12%
Income before income taxes
  and minority interest	               14%         12%
Net income                              9%          7%

Net Sales - Net sales of $91.4 million represent an increase of $20.3 million or 29% for the three months ended December 31, 2004, as compared to the corresponding period in fiscal 2004. The increase resulted from a net sales increase of $6.1 million, or 11%, in Europe/Asia and an increase of $14.2 million, or 100%, in the United States, compared to the corresponding period in fiscal 2004. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $4.9 million for the three-month period ended December 31, 2004. Net sales of laser products for macro applications for the three-month period increased by 36% to $49.2 million as compared to the corresponding periods of fiscal 2004. 12% of this increase represents the revenue recognized on a technical license agreement, 39% of the increase was due to the contribution of PRC Laser, which was acquired at the end of August 2004, and the remaining increase was primarily due to higher demand for our lasers for macro applications. Net sales of lasers for marking and micro applications increased by 21% to $42.2 million for the three months ended December 31, 2004 as compared to the corresponding periods in fiscal 2004. 52% of the increase in sales of lasers for micro applications can be attributed to the contribution from Lee Laser, which was acquired at the end of August 2004, and increased demand for our StarScribe product series.

Gross Profit - Our gross profit of $36.2 million for the three months ended December 31, 2004 represents an increase of $8.3 million (30%) from the corresponding period of fiscal year 2004. As a percentage of sales compared to the corresponding three-month period of fiscal year 2004, gross profit increased from 39% to 40%. The high percentage margin was primarily a result of the favorable product mix and revenues from a technical license agreement. Gross profit was favorably affected by $1.2 million for the three-month period ended December 31, 2004 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses of $16.9 million increased $2.9 million (21%) for the three-month period ended December 31, 2004, compared to the corresponding period of fiscal 2004, primarily due to costs incurred at our newly acquired businesses, PRC and Lee Lasers, and increased sales activities world wide. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.9 million for the three-month period ended December 31, 2004 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $5.8 million on research and development (R&D) during the three-month period ended December 31, 2004.
This represents an increase of 15% for the three-month period ended December 31, 2004, compared to the corresponding period of the prior year and is mainly attributed to costs incurred at our newly acquired businesses, PRC and Lee Lasers. Gross research and development expenses for the three-month period ended December 31, 2004 and December 31, 2003 were $5.9 million and $5.3 million, respectively, and were reduced by $0.1 million and $0.3 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.4 million for the three-month period in fiscal 2005, due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month period ended December 31, 2004 amounted to $1.6 million. This was an increase of $1.2 million when compared to the same period of fiscal year 2004 due to the amortization of the intangibles acquired from the acquisition of PRC and Lee Laser.

Other Expense (Income) - Net other income of $(1.2) million for the three-month period ended December 31, 2004 represents an increase of $0.7 million compared to net other income of $(0.5) million in the corresponding period of the prior year. The fluctuation in the three-month period is primarily attributable to higher unrealized and realized exchange gains ($1.2 million) resulting from certain intercompany indebtedness and reduced ($0.4 million) net interest expenses.

Income Tax Expense - Income tax expense of $4.6 million for the three-month period ended December 31, 2004 represents an effective tax rate of 35%, compared to 38% for the corresponding period of the prior year. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.3 million for the three-month period ended December 31, 2004 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $8.5 million for the three-month period ended December 31, 2004, which represents an increase of $3.3 million from the corresponding period in fiscal 2004. For the three-month period ended December 31, 2004, basic and diluted net income per common share equaled $0.57 and $0.55, respectively, based upon a weighted average of 15.0 million and 15.5 million common shares outstanding, as compared to basic and diluted net income per common share of $0.43 and $0.41 for the three-month period ended December 31, 2003, respectively, based upon a weighted average of 12.0 million and 12.5 million common shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2004 were cash and cash equivalents of $97.5 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $58.9 million (translated at the applicable exchange rate at December 31, 2004). As of December 31, 2004, $6.9 million (which is due in the short term) was outstanding under the Deutsche Bank facility and $21.0 million (of which $5.1 million is due in the short term) under other lines of credit. Approximately $56.0 million is unused and available under the Company's bank facility and lines of credit at December 31, 2004. The Company has financial covenants, which could restrict the Company from drawing money under these lines of credit. At December 31, 2004, the Company is in compliance with these covenants.

Additionally, the Company has outstanding short-term debt under a credit agreement with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of Baasel Lasertech. At December 31, 2004, $23.6 million was outstanding under this credit agreement. Based on its maturity, it has been included in the caption "line of credit and short term borrowings" in the accompanying consolidated balance sheet.

Cash and cash equivalents decreased by $2.8 million during the three months ended December 31, 2004. Approximately $4.5 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, principally depreciation and amortization. Operating cash flow was negatively affected by a decrease in accrued liabilities and an increase in inventory, offset by a decrease in accounts receivable.

Uses of cash from investing activities totaled $2.9 million for the three-month period ended December 31, 2004 and related primarily to the purchase of property and equipment and the Company's acquisition of minority shareholdings in subsidiaries during the period.

Net cash used in financing activities totaled $6.3 million and was primarily related to current period repayments of bank debt of $26.0 million, offset with new borrowings from banks of $17.9 million. This use of cash was offset by an increase in stockholders' equity of $1.7 million related to the issuance of additional common stock through the exercise of stock options.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short and long term basis.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 66% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $24.6 million at December 31, 2004 as compared to $13.1 million at December 31, 2003.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on 10-K for the fiscal year ended September 30, 2004. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

     Allowance for Doubtful Accounts

     The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers' financial condition and liquidity. If the financial condition of the Company's customers were to deteriorate, additional allowances may be required.

     Inventory Valuation

     Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Provisions for slow moving and obsolete inventories are provided based on current assessments about historical experience and future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. We evaluate the adequacy of these provisions quarterly. Although we strive to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional provisions may be needed. Any changes in reserves will impact operating income during a given period.


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


Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2004, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2004  December 31, 2004
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             210,000             112,000
Gunther Braun               --             150,000              62,000
Carl F. Baasel          19,000              60,000              17,000
William R. Hoover (1)   42,000                  --                  --
Ralph E. Reins (1)      18,500                  --                  --
Gary K. Willis (1)      18,500                  --                  --
Daniel Smoke (1)         4,950                  --                  --

(1) Outside, non-executive directors



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the period ended December 31, 2004, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

As of December 31, 2004, the Company maintained a cash equivalents portfolio of $97.5 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.2 million.

At December 31, 2004, the Company had $24.7 million of variable rate debt on which the interest rate is reset every six months, $6.9 million of variable rate debt on which the interest rate is set annually and $19.9 million of fixed rate debt. Maturities of this debt are as follows: $32.4 million is due in 2005, $7.9 million is due in 2006, $4.1 million is due in 2007, $3.7 million in due in 2008, and $3.4 million is due in 2009. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2004, the Company held no forward exchange options. Additionally, the Company entered into currency and interest swap agreements of total notional amount
40.4 million Swiss Franc to minimize the interest expense on short and long-term debt. As of December 31, 2004, an amount of 26.7 million Swiss Franc (equivalent to $23.6 million based on the exchange rate at December 31, 2004) was outstanding under these swap agreements. The gains or losses resulting from a 10% change in currency exchange rates would result in an increase of $1.4 million or a decrease of $1.5 million of net income after tax.


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

         The licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with its obligations under the license agreement. The Company is currently in discussions with the licensor in order to resolve these disagreements. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   February 9, 2005       /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer