Form 10-Q
period 2005-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2005-05-10
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2005

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

15,092,150 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 9, 2005.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------
          Condensed Consolidated Balance Sheets
            March 31, 2005 and September 30, 2004                   3

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2005 and 2004                                 4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Six months ended March 31, 2005 and 2004                5

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2005 and 2004                7

          Notes to Condensed Consolidated Financial Statements      7


          Item 2
          ------
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    14


          Item 3
          ------
          Quantitative and Qualitative Disclosures about
            Market Risk                                            21

          Item 4
          ------
          Controls and Procedures                                  22


PART II   OTHER INFORMATION                                        23

          Item 1
          ------
          Legal Proceedings                                        23

          Item 6
          ------
          Exhibits                                                 23

          SIGNATURES                                               23

                  PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                   March 31,   September 30,
2005	2004
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $ 108,703      $ 100,266
  Accounts receivable, net of allowance for
    doubtful accounts of $2,343 and $2,519,
    respectively                                       74,480         80,314
  Inventories (Note 3)                                113,141        106,420
  Other current assets and prepaid expenses            12,658         10,633
                                                   -----------     ----------
    Total current assets                              308,982        297,633
Property and equipment, net                            36,477         34,128
Goodwill, net (Note 5)                                 65,480         61,779
Other intangibles, net (Note 5)                        15,836         18,069
Other assets                                            2,225          2,197
                                                   -----------     ----------
    Total assets                                    $ 429,000      $ 413,806
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  33,911      $  49,819
  Accounts payable, trade                              15,628         17,306
  Accounts payable to related party                       257          1,790
  Accrued liabilities (Note 4)                         64,076         65,178
                                                   -----------     ----------
    Total current liabilities                         113,872        134,093
Long-term debt                                         14,663          4,983
Pension obligations                                     9,461          8,567
Minority interests                                      1,686          1,700
Other long-term liabilities                             5,456          7,079
                                                   -----------     ----------
    Total liabilities                                 145,138        156,422

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,079,636 (14,930,550 at
    September 30, 2004) issued and outstanding            151            149
  Additional paid-in-capital                          161,472        158,777
  Retained earnings                                   104,352         87,096
  Accumulated other comprehensive income               17,887         11,362
                                                   -----------     ----------
    Total stockholders' equity                        283,862        257,384
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 429,000      $ 413,806
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended March 31, 2005 and 2004
            (dollars in thousands, except per share amounts)


                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2005        2004        2005        2004
                               ----------  ----------  ----------  ----------
Net sales                      $  95,368   $  75,948   $ 186,725   $ 147,006
Cost of goods sold                57,777      46,761     112,961      89,986
                               ----------  ----------  ----------  ----------
    Gross profit                  37,591      29,187      73,764      57,020

Selling, general, and
    administrative expenses       16,783      14,181      33,643      28,159
Research and development expenses  5,702       5,155      11,486      10,182
Intangibles amortization           1,274         515       2,840         964
                               ----------  ----------  ----------  ----------
    Income from operations        13,832       9,336      25,795      17,715

Other expense (income):
  Interest, net                      167         567         365       1,150
  Foreign currency (gains)/losses    385         156    (    809)    (   719)
  Other expenses (income)         (  244)    (    81)   (    456)    (   264)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       13,524       8,694      26,695      17,548

Income tax expense                 4,641       2,769       9,230       6,155
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                   8,883       5,925      17,465      11,393

Minority interest                    145         279         209         542
                               ----------  ----------  ----------  ----------
    Net income                  $  8,738    $  5,646    $ 17,256    $ 10,851
                               ==========  ==========  ==========  ==========

Net income per common
  share (Note 8)
    Basic                       $   0.58    $   0.47    $   1.15    $   0.90
    Diluted                     $   0.56    $   0.45    $   1.11    $   0.86
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 8)
    Basic                      15,079,636  12,047,206  15,033,783  12,039,951
    Diluted                    15,636,265  12,647,494  15,573,854  12,616,787
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Six Months Ended March 31, 2005 and 2004
                                (dollars in thousands)

                                                                                     Accumulated
               Additional                     Other          Total
                                              Common       Paid-in       Retained    Comprehensive Stockholders'
                                               Stock       Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2004              $      149  $   158,777    $    87,096   $   11,362     $  257,384
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        6,370          6,370
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          155            155
  Net income                                        --           --         17,256           --         17,256
                                                                                                   ------------
Total comprehensive income                                                                              23,781

Common stock issued                                   2       2,695             --	           --          2,697
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2005                   $      151  $  161,472    $   104,352    $  17,887      $ 283,862
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2003              $      119  $    79,918    $    54,666   $    5,883     $  140,586
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        3,868          3,868
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          486            486
  Net income                                        --           --         10,851           --         10,851
                                                                                                   ------------
Total comprehensive income                                                                              15,205

Common stock issued                                 27       67,554             --	           --         67,581
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2004                   $     146   $  147,472    $    65,517    $  10,237      $ 223,372
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2005 and 2004
                          (dollars in thousands)

                                                             Six months
                                                           Ended March 31,
                                                     ------------------------
                                                          2005         2004
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $ 17,256      $ 10,851
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities      (  1,315)      (   263)
     Other adjustments                                   2,215         4,294
                                                     -----------  -----------
       Net cash provided by operating activities        18,156        14,882
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          151           85
  Additions to property and equipment                 (   3,617)    (  2,137)
  Aquisition of business, net of cash acquired        (   1,182)    (    741)
                                                      ----------   ----------
     Net cash used in investing activities            (   4,648)    (  2,793)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                  18,555        8,620
  Repayment to banks                                  (  27,058)    ( 22,929)
  Issuance of additional common shares                       --       66,277
  Proceeds from issuance of common stock                  1,898        1,563
  Other adjustments                                          --     (    473)
                                                      ----------   ----------
     Net cash provided by (used in) financing
         Activities                                   (   6,605)      53,058
                                                      ----------   ----------
Effect of foreign currency translation on cash
      and cash equivalents                                1,534        1,056
                                                      ----------   ----------
Net increase in cash and cash equivalents                 8,437       66,203

Cash and cash equivalents at beginning of period        100,266       44,487
                                                      ----------   ----------
Cash and cash equivalents at end of period             $108,703     $110,690
                                                      ==========   ==========

Cash paid for interest                                 $  1,229     $  1,878
Cash paid for taxes                                    $  6,299     $  6,246

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

3.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:

                                                 March 31,    September 30,
                                                    2005           2004
                                                ------------   ------------
Finished goods                                   $  13,513       $  14,147
Work in progress                                    27,332          26,659
Raw materials and supplies                          44,157          38,804
Demonstration inventory                              8,977           9,525
Service parts                                       19,162          17,285
                                                -----------     -----------
    Total inventories                            $ 113,141       $ 106,420
                                                ===========     ===========

4.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                 March 31,    September 30,
                                                    2005           2004
                                                -----------     -----------
Employee compensation                            $  13,250       $  14,308
Warranty reserve                                    11,937          13,375
Customer deposits                                    9,526          11,313
Income taxes payable                                13,864           9,307
Other                                               15,499          16,875
                                                -----------     -----------
Total accrued liabilities                        $  64,076       $  65,178
                                                ===========     ===========


5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended March 31, 2005 are as follows:

                                             United     Rest of
                                Germany      States      World      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2004           $ 39,390    $  9,506    $ 12,883    $ 61,779
Additional goodwill from
   Acquisitions                       --         458         637       1,095
Currency exchange difference       1,825         140         641       2,606
                               ----------  ----------  ----------  ----------
Balance as of
   March 31, 2005               $ 41,215    $ 10,104    $ 14,161    $ 65,480
                               ==========  ==========  ==========  ==========

The carrying value of other intangible assets are as follows:


                                   March 31, 2005       September 30, 2004
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,771    $  2,060    $  7,421    $  1,698
  Customer base                   14,027       5,472      13,655       3,943
  Other                            3,788       2,218       3,668       1,034
                               ----------  ----------  ----------  ----------
  Total                         $ 25,586    $  9,750    $ 24,744    $  6,675
                               ==========  ==========  ==========  ==========

Amortization expense for the six-month periods ended March 31, 2005 and 2004 was $2.8 million and $1.0 million, respectively. At March 31, 2005, estimated amortization expense for the remainder of fiscal 2005 and the next five fiscal years is as follows:

  2005 (remainder)                       $  2.5 million
  2006                                      3.5 million
  2007                                      2.8 million
  2008                                      2.1 million
  2009                                      2.0 million
  2010                                      0.7 million


6.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the six-month periods ended March 31, 2005 and 2004 is as follows:

                                                    2005           2004
                                                ------------   ------------
Balance at September 30,                         $  13,375       $  10,528
Additional accruals for warranties
        during the period                              538           3,883
Usage during the period                           (  2,562)       (  3,084)
Currency translation                                   586             429
                                                -----------     -----------
Balance at March 31,                             $  11,937       $  11,756
                                                ===========     ===========

7.  Stock Based Compensation

The following table illustrates the pro forma effect on net income and net income per common share that would have resulted if the fair value based method of SFAS No. 123 had been applied to all outstanding and unvested awards in each period:

                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
Net income - as reported        $  8,738    $  5,646    $ 17,256    $ 10,851
Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects             317         225         614         450
                               ----------  ----------  ----------  ----------
Pro forma net income            $  8,427    $  5,421    $ 16,642    $ 10,401
                               ==========  ==========  ==========  ==========
Earnings per share:
  Basic - as reported           $    0.58   $   0.47    $   1.15    $   0.90
  Basic - pro forma             $    0.56   $   0.45    $   1.11    $   0.86
  Diluted - as reported         $    0.56   $   0.45    $   1.11    $   0.86
  Diluted - pro forma           $    0.55   $   0.43    $   1.08    $   0.82


8.  Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             15,079,636  12,047,206  15,033,783  12,039,951
Potential additional shares
  due to outstanding dilutive
  stock options                   556,629     600,288     540,071     576,836
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      15,636,265  12,647,494  15,573,854  12,616,787
                               ==========  ==========  ==========  ==========

There were no shares excluded from the calculation of diluted EPS for the three and six months ended March 31, 2005 and 2004.


9.  Defined Benefit Plans

Components of net periodic cost were as follows for the six months ended March 31, 2005 and 2004:

                                                               Other
                                                           Postretirement
                                     Pension Plans            Benefits
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
Service cost                   $     287   $     283   $      --    $    82
Interest cost                        347         317          --          2
Expected return on plan assets      (136)       ( 98)         --         --
Amortization of net loss              32          31          --         --
                               ----------  ----------  ----------  ----------
Net periodic benefit cost      $     530   $     533   $      --    $    84
                               ==========  ==========  ==========  ==========


10.  Segment and Geographic Information

The Company manages its business under geographic regions that are aggregated together as one segment in the global industrial laser industry. Sales from these regions have similar long-term financial performance and economic characteristics. The products from these regions are produced utilizing similar manufacturing processes and similar production equipment, which may be interchanged from group to group. The Company distributes, sells and services final product to the same type of customers from all regions.


Assets, net sales and income before taxes and minority interest by geographic region, are summarized below:

                                                March 31,   September 30,
                                                   2005          2004
                                               (Unaudited)    (Audited)
                                               ----------     ----------
      ASSETS

           United States                       $ 174,785      $ 179,741
           Germany                               239,813        237,044
           Other                                 136,917        132,809
           Intercompany eliminations           ( 122,515)     ( 135,788)
                                               ----------     ----------
           Total assets                        $ 429,000      $ 413,806
                                               ==========     ==========

      NET SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
      United States            $  26,368   $  16,543   $  55,363   $  31,723
      Germany                     72,357      66,660     143,366     131,937
      Other                       31,233      28,440      59,473      51,485
      Intercompany eliminations ( 34,590)   ( 35,695)   ( 71,477)   ( 68,139)
                              ----------  ----------   ----------  ----------
                               $  95,368   $  75,948   $ 186,725   $ 147,006
                               ==========  ==========  ==========  ==========


    INTERCOMPANY SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
      United States            $     451   $     863    $   1,073  $   1,857
      Germany                     28,340      28,640       59,353     54,598
      Other                        5,799       6,192       11,051     11,684
      Intercompany eliminations ( 34,590)   ( 35,695)    ( 71,477)  ( 68,139)
                               ----------  ----------  ----------  ----------
                               $      --   $      --    $     --   $      --
                               ==========  ==========  ==========  ==========


      EXTERNAL SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
      United States            $  25,917   $  15,680    $  54,290   $  29,866
      Germany                     44,017      38,020       84,013      77,339
      Other                       25,434      22,248       48,422      39,801
                               ----------  ----------  ----------  ----------
                               $  95,368   $  75,948    $ 186,725   $ 147,006
                               ==========  ==========  ==========  ==========

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
      United States            $   3,311   $   2,054    $   7,286  $   4,049
      Germany                      8,838       4,196       18,225     11,356
      Other                        2,341       2,362        4,213      3,868
      Intercompany eliminations (    966)         82    (   3,029)  (  1,725)
                               ----------  ----------  ----------  ----------
                               $  13,524   $   8,694    $  26,695  $  17,548
                               ==========  ==========  ==========  ==========

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Through our global manufacturing, distribution and service network, we provide a comprehensive range of laser sources and laser based system solutions to three principal target markets: the machine tool, automotive, and semiconductor/electronics industries. We sell principally to end-users and original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate our laser sources with other system components. Many of our customers are among the largest global participants in their respective industries.

During the second quarter of fiscal years 2005 and 2004, we realized approximately 52% and 50%, respectively, of revenues from the sale and servicing of laser products for macro applications and approximately 48% and 50%, respectively, from the sale and servicing of laser products for marking and micro applications.

Management believes that in the near term some softening will occur in our macro business, especially in Europe from the machine tool industry and in North America from the automotive industry. In the marking and micro business, as anticipated, the Company is experiencing some softening of the demand in the semiconductor sector, but does not consider it an indication of a deepening downward trend. The Company believes that its large product portfolio and broad technology base should help mitigate a worsening of business conditions in a single industrial or geographical market in the future. Management will continue to invest in increasing its sales and service activities in Asia and extending its technology portfolio into new applications.

At March 31, 2005, Rofin-Sinar had 1,394 employees compared to 1,228 employees at March 31, 2004.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2005       2004         2005        2004
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  61%         62%         60%         61%
Gross profit                        39%         38%         40%         39%
Selling, general and
  administrative expenses           18%         19%         18%         19%
Research and development expenses    6%          7%          6%          7%
Intangibles amortization             1%          1%          2%          1%
Income from operations              14%         11%         14%         12%
Income before income taxes
  and minority interest             14%         11%         14%         12%
Net income                           9%          7%          9%          7%

Net Sales - Net sales of $95.4 million and $186.7 million represent increases of $19.4 million or 26% and $39.7 million or 27% for the three months and the six months ended March 31, 2005, as compared to the corresponding periods in fiscal 2004. The increase for the three months ended March 31, 2005 resulted from a net sales increase of $8.0 million (13%) in Europe/Asia and an increase of $11.4 million (73%) in the United States. The increase for the six months ended March 31, 2005, compared to the corresponding period in fiscal 2004, resulted from a net sales increase of $14.1 million, or 12%, in Europe/Asia and an increase of $25.6 million, or 86%, in the United States. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $4.1 million and $8.9 million for the three-month and the six-month periods ended March 31, 2005. Net sales of laser products for macro applications increased by $11.6 million (30%) to $49.8 million and by $24.6 million (33%) to $98.9 million for the three-month and six-month periods ended March 31, 2005 as compared to the corresponding periods of fiscal 2004. 52% and 45% of the increases in the three-month period and the six-month period were due to the contribution of PRC Laser, which was acquired at the end of August 2004, and the remaining increase was primarily due to a shift in product mix for lasers with higher output power. Net sales of lasers for marking and micro applications increased by 21% to $45.6 million for the three months ended March 31,2005 and increased by 21% to $87.8 million for the six months ended March 31, 2005 as compared to the corresponding periods in fiscal 2004. 32% and 42% of the increase in sales of lasers for marking and micro applications in the three-month and six-month periods can be attributed to the contribution from Lee Laser, which was acquired at the end of August 2004, and increased demand for our StarCut product series and general purpose marking lasers.

Gross Profit - Our gross profit of $37.6 million and $73.8 million for the three-month and the six-month periods ended March 31, 2005 represent increases of $8.4 million (29%) and $16.7 million (29%) from the corresponding periods of fiscal year 2004. As a percentage of sales compared to the corresponding three-month period of fiscal year 2004, gross profit increased from 38% to 39% and increased from 39% to 40% for the six-month period ended March 31, 2005 as compared to the corresponding period in 2004. The high percentage margin was primarily a result of the favorable product mix within our businesses. Gross profit was favorably affected by $1.1 million and $2.4 million for the three-month and six-month periods ended March 31, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses of $16.8 million and $33.6 million for the three-month and six-month periods ended March 31, 2005 represent increases of $2.6 million (18%) and $5.5 million (20%) from the corresponding periods of fiscal 2004, primarily due to the consolidation of our newly acquired businesses, PRC Laser and Lee Laser, costs incurred in connection with managements assessment of internal control over financial reporting to prepare the Company for compliance with the requirements under Section 404 under the Sarbanes-Oxley Act of 2002, and increased worldwide sales activities. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.8 million and $1.8 million for the three-month and six-month periods ended March 31, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $5.7 million and $11.5 million on research and development (R&D) during the three-month and six-month periods ended March 31, 2005. This represents an increase of 11% and 13% for the three-month and six-month periods ended March 31, 2005, compared to the corresponding period of the prior year, and is mainly attributed to the consolidation of our newly acquired businesses, PRC Laser and Lee Laser. Gross research and development expenses for the three-month periods ended March 31, 2005 and March 31, 2004 were $6.0 million and $5.3 million, respectively, and were reduced by $0.3 million and $0.1 million of government grants during each respective period. Gross research and development expenses for the six-month periods ended March 31, 2005 and March 31, 2004 were $11.9 million and $10.6 million, respectively, and were reduced by $0.4 million of government grants during both respective periods. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, were unfavorably affected by $0.3 million and $0.8 million for the three-month and six-month periods ended March 31, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month and six-month periods ended March 31, 2005 amounted to $1.3 million and $2.8 million, respectively. This was an increase of $0.8 million and $1.9 million when compared to the same periods of fiscal year 2004 due to the amortization of the intangibles acquired in the acquisition of PRC Laser and Lee Laser.

Other Expense (Income) - Net other expenses of $0.3 million for the three-month period ended March 31, 2005 represents a decrease of $0.4 million compared to the corresponding period in the prior year. Net other income of $0.9 million for the six-month period ended March 31, 2005 represents an increase of $1.1 million compared to the corresponding period of the prior year. The fluctuation in the three-month and six-month periods is primarily attributable to a reduction of $0.4 million and $0.8 million in net interest expenses.

Income Tax Expense - Income tax expense of $4.6 million and $9.2 million for the three-month and the six-month periods ended March 31, 2005 represents effective tax rates of 34% and 35% for those periods, compared to 32% and 35% for the corresponding periods of the prior year. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.2 million and $0.5 million for the three-month and six-month periods ended March 31, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $8.7 million and $17.3 million for the three-month and six-month periods ended March 31, 2005, which represent increases of $3.1 million and $6.4 million compared to the corresponding periods in fiscal 2004. For the three-month period ended March 31, 2005, basic and diluted net income per common share equaled $0.58 and $0.56, respectively, based upon a weighted average of 15.1 million and 15.6 million common shares outstanding, as compared to basic and diluted net income per common share of $0.47 and $0.45, respectively, for the three-month period ended March 31, 2004, based upon a weighted average of 12.0 million and 12.6 million common shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2005 were cash and cash equivalents of $108.7 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $56.1 million (translated at the applicable exchange rate at March 31, 2005). As of March 31, 2005, $6.6 million (which is classified as a current liability) was outstanding under the Deutsche Bank facility and $19.6 million (of which $5.0 million is classified as a current liability) was outstanding under other lines of credit. Approximately $54.9 million is unused and available under the Company's bank facility and lines of credit at March 31, 2005. The Company has financial covenants, which could restrict the Company from drawing money under these lines of credit. At March 31, 2005, the Company is in compliance with these covenants.

Additionally, the Company has outstanding short-term debt under a credit agreement with a German bank, which was used to finance part of the acquisition and to refinance the existing debt of Baasel Lasertech. At March 31, 2005, $22.4 million was outstanding under this credit agreement. Based on its maturity, it has been included in the caption "line of credit and short term borrowings" in the accompanying consolidated balance sheet.

Cash and cash equivalents increased by $8.4 million during the six-month period ended March 31, 2005. Approximately $18.2 million in cash and cash equivalents was provided by operating activities, primarily as the result of improved net income and other non-cash items, principally depreciation and amortization. Operating cash flow was negatively affected by a decrease in accrued liabilities, offset by a decrease in accounts receivable and inventory and an increase in income taxes payable.

Uses of cash from investing activities totaled $4.6 million for the six-month period ended March 31, 2005 and related primarily to the purchase of property and equipment and the Company's acquisition of minority shareholdings in subsidiaries during the period.

Net cash used in financing activities totaled $6.6 million and was primarily related to current period repayments of bank debt of $27.1 million, offset with new borrowings from banks of $18.6 million. This use of cash was offset by an increase in stockholders' equity of $1.9 million related to the issuance of additional common stock through the exercise of stock options.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 67% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $18.0 million at March 31, 2005 as compared to $11.6 million at September 30, 2004.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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


Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission issued an amendment to Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised 2004) ("SFAS No. 123R"), "Share-Based Payment" regarding the compliance date for implementation. The Company will prospectively adopt SFAS 123R on October 1, 2005, as required by this amendment.

The effect on results of operations of future option grants will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so the future impact to the results of operations cannot currently be predicted. Upon adoption, there will be no significant effect on the Company's financial position.

Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2005 with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           March 31, 2005      March 31, 2005
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             260,000             134,000
Gunther Braun               --             190,000              82,000
Carl F. Baasel          19,000              80,000              27,000
William R. Hoover (1)   42,000                  --                  --
Ralph E. Reins (1)      18,500                  --                  --
Gary K. Willis (1)      18,500                  --                  --
Daniel Smoke (1)         4,950                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the six-month period ended March 31, 2005, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of March 31, 2005, the Company maintained a cash equivalents portfolio of $72.9 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.2 million.

At March 31, 2005, the Company had $23.3 million of variable rate debt on which the interest rate is reset every six months, $6.6 million of variable rate debt on which the interest rate is set annually and $18.7 million of fixed rate debt. Maturities of this debt are as follows: $30.0 million is due in 2005, $7.9 million is due in 2006, $3.9 million is due in 2007, $3.5 million in due in 2008, and $3.2 million is due in 2009. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of approximately $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2005, the Company held no forward exchange options. Additionally, the Company entered into currency and interest swap agreements of 40.4 million Swiss Franc total notional amount to minimize the interest expense on short-term and long-term debt. As of March 31, 2005, an amount of 26.7 million Swiss Franc (equivalent to $22.3 million based on the exchange rate at March 31, 2005) was outstanding under these swap agreements. The gains or losses resulting from a 10% change in currency exchange rates would result in an increase of $1.4 million or a decrease of $1.4 million of net income after tax.


Item 4.  Controls and Procedures

As of the end of the 90-day period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the "certifying officers") have, under the supervision and with the participation of management, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         We have been and are likely to be involved from time to time in litigation involving our intellectual property and routine litigation arising in the ordinary course of business.

         The licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with its obligations under the license agreement. The Company is currently in discussions with the licensor in order to resolve these disagreements. Management believes that it will achieve a resolution of this matter that it will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.



Item 6.  Exhibits

         31.1  Rule 13a-14(a)/15d-14(a) Certification of Chief
               Executive Officer and Chief Financial Officer

         32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   May 9, 2005          /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              Executive Vice President,
                              Finance and Administration, and
                              Chief Financial Officer