Form 10-K
period 2005-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2005-08-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------

                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2005

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

15,117,150 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 8, 2005.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX


PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------
          Condensed Consolidated Balance Sheets
            June 30, 2005 and September 30, 2004                    3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2005 and 2004                                  4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Nine months ended June 30, 2005 and 2004                5

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2005 and 2004                6

          Notes to Condensed Consolidated Financial Statements      7


          Item 2
          ------
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    14


          Item 3
          ------
          Quantitative and Qualitative Disclosures about
            Market Risk                                            21

          Item 4
          ------
          Controls and Procedures                                  22


PART II   OTHER INFORMATION                                        23

          Item 1
          ------
          Legal Proceedings                                        23

          Item 6
          ------
          Exhibits                                                 23

          SIGNATURES                                               23

                  PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets
                            (dollars in thousands)
                                                     June 30,   September 30,
2005	2004
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $ 111,509      $ 100,266
  Accounts receivable, net of allowance for
    doubtful accounts of $2,353 and $2,519,
    respectively                                       66,193         80,314
  Inventories (Note 3)                                109,042        106,420
  Other current assets and prepaid expenses            13,376         10,633
                                                   -----------     ----------
    Total current assets                              300,120        297,633
Property and equipment, net                            34,536         34,128
Goodwill, net (Note 5)                                 61,514         61,779
Other intangibles, net (Note 5)                        14,019         18,069
Other assets                                            2,331          2,197
                                                   -----------     ----------
    Total assets                                    $ 412,520      $ 413,806
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  18,434      $  49,819
  Accounts payable, trade                              16,192         17,306
  Accounts payable to related party                       247          1,790
  Accrued liabilities (Note 4)                         55,880         65,178
                                                   -----------     ----------
    Total current liabilities                          90,753        134,093
Long-term debt                                         22,730          4,983
Pension obligations                                     9,012          8,567
Minority interests                                      1,853          1,700
Other long-term liabilities                             5,196          7,079
                                                   -----------     ----------
    Total liabilities                                 129,544        156,422

Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,113,550 (14,930,550 at
    September 30, 2004) issued and outstanding            151            149
  Additional paid-in-capital                          162,078        158,777
  Retained earnings                                   112,759         87,096
  Accumulated other comprehensive income                7,988         11,362
                                                   -----------     ----------
    Total stockholders' equity                        282,976        257,384
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 412,520      $ 413,806
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended June 30, 2005 and 2004
            (dollars in thousands, except per share amounts)


                                    Three Months            Nine Months
                                   Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2005        2004        2005        2004
                               ----------  ----------  ----------  ----------
Net sales                      $  89,528   $  82,067   $ 276,253   $ 229,073
Cost of goods sold                53,018      48,900     165,979     138,886
                               ----------  ----------  ----------  ----------
    Gross profit                  36,510      33,167     110,274      90,187

Selling, general, and
    administrative expenses       15,203      14,440      48,844      42,599
Research and development expenses  5,613       5,726      17,099      15,908
Intangibles amortization           1,250         496       4,091       1,460
                               ----------  ----------  ----------  ----------
    Income from operations        14,444      12,505      40,240      30,220

Other expense (income):
  Interest, net                   (   94)        419         271       1,568
  Foreign currency (gains)/losses  1,278         263         469     (   455)
  Other income                    (   47)    (   188)   (    502)    (   451)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       13,307      12,011      40,002      29,558

Income tax expense                 4,734       4,338      13,964      10,493
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                   8,573       7,673      26,038      19,065

Minority interest                    166         288         375         829
                               ----------  ----------  ----------  ----------
    Net income                  $  8,407    $  7,385    $ 25,663    $ 18,236
                               ==========  ==========  ==========  ==========

Net income per common
  share (Note 8)
    Basic                       $   0.56    $   0.50    $   1.70    $   1.40
    Diluted                     $   0.54    $   0.48    $   1.65    $   1.35
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share (Note 8)
    Basic                      15,101,255  14,889,277  15,056,357  12,989,727
    Diluted                    15,553,199  15,417,529  15,545,829  13,547,933
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Nine Months Ended June 30, 2005 and 2004
                                (dollars in thousands)

                                                                                     Accumulated
               Additional                     Other          Total
                                              Common       Paid-in       Retained    Comprehensive Stockholders'
                                               Stock       Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2004              $      149  $   158,777    $    87,096   $   11,362     $  257,384
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --     (  3,598)      (  3,598)
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          224            224
  Net income                                        --           --         25,663           --         25,663
                                                                                                   ------------
Total comprehensive income                                                                              22,289

Common stock issued                                   2       3,301             --	           --          3,303
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2005                    $      151  $  162,078    $   112,759    $   7,988      $ 282,976
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2003              $      119  $    79,918    $    54,666   $    5,883     $  140,586
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        3,100          3,100
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          270            270
  Net income                                        --           --         18,236           --         18,236
                                                                                                   ------------
Total comprehensive income                                                                              21,606

Common stock issued                                 30       76,966             --	           --         76,996
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2004                    $     149   $  156,884    $    72,902    $   9,253      $ 239,188
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2005 and 2004
                          (dollars in thousands)

                                                            Nine months
                                                           Ended June 30,
                                                     ------------------------
                                                          2005         2004
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                          $ 25,663      $ 18,236
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities      (  3,990)      ( 1,901)
     Other adjustments                                   5,501         6,283
                                                     -----------  -----------
       Net cash provided by operating activities        27,174        22,618
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          203          135
  Additions to property and equipment                 (   5,270)    (  2,968)
  Aquisition of business, net of cash acquired        (   1,182)    (    741)
                                                      ----------   ----------
     Net cash used in investing activities            (   6,249)    (  3,574)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                  37,500        8,789
  Repayment to banks                                  (  50,270)    ( 26,303)
  Proceeds from issuance of common stock                  2,105       77,128
  Other adjustments                                          --     (    470)
                                                      ----------   ----------
     Net cash provided by (used in) financing
         Activities                                   (  10,665)      59,144
                                                      ----------   ----------
Effect of foreign currency translation on cash
      and cash equivalents                                  983          397
                                                      ----------   ----------
Net increase in cash and cash equivalents                11,243       78,585

Cash and cash equivalents at beginning of period        100,266       44,487
                                                      ----------   ----------
Cash and cash equivalents at end of period             $111,509     $123,072
                                                      ==========   ==========

Cash paid for interest                                 $  1,848     $  3,140
Cash paid for taxes                                    $ 14,579     $  9,425


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

Effective December 5, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 76% of the share capital. This purchase resulted in goodwill of $0.6 million.

3.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:

                                                  June 30,    September 30,
                                                    2005           2004
                                                ------------   ------------
Finished goods                                   $  13,662       $  14,147
Work in progress                                    27,699          26,659
Raw materials and supplies                          40,317          38,804
Demonstration inventory                              9,027           9,525
Service parts                                       18,337          17,285
                                                -----------     -----------
    Total inventories                            $ 109,042       $ 106,420
                                                ===========     ===========

4.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  June 30,    September 30,
                                                    2005           2004
                                                -----------     -----------
Employee compensation                            $  14,378       $  14,308
Warranty reserve                                    10,717          13,375
Customer deposits                                    9,521          11,313
Income taxes payable                                 7,528           9,307
Other                                               13,736          16,875
                                                -----------     -----------
Total accrued liabilities                        $  55,880       $  65,178
                                                ===========     ===========


5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2005 are as follows:

                                             United     Rest of
                                Germany      States      World      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2004           $ 39,390    $  9,506    $ 12,883    $ 61,779
Additional goodwill from
   Acquisitions                       --         300         608         908
Currency exchange difference     (   822)    (    65)    (   286)    ( 1,173)
                               ----------  ----------  ----------  ----------
Balance as of
   June 30, 2005                $ 38,568    $  9,741    $ 13,205    $ 61,514
                               ==========  ==========  ==========  ==========

The carrying value of other intangible assets are as follows:


                                   June 30, 2005        September 30, 2004
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,199    $  2,050    $  7,421    $  1,698
  Customer base                   13,488       5,783      13,655       3,943
  Other                            3,739       2,574       3,668       1,034
                               ----------  ----------  ----------  ----------
  Total                         $ 24,426    $ 10,407    $ 24,744    $  6,675
                               ==========  ==========  ==========  ==========

Amortization expense for the nine-month periods ended June 30, 2005 and 2004 was $4.1 million and $1.5 million, respectively. At June 30, 2005, estimated amortization expense for the remainder of fiscal 2005 and the next five fiscal years is as follows:

  2005 (remainder)                       $  1.2 million
  2006                                      3.5 million
  2007                                      2.8 million
  2008                                      2.1 million
  2009                                      2.0 million
  2010                                      0.7 million


6.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill our warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the nine-month periods ended June 30, 2005 and 2004 is as follows:

                                                    2005           2004
                                                ------------   ------------
Balance at September 30, 2004 and 2003           $  13,375       $  10,528
Additional accruals for warranties
        during the period                            1,840           5,526
Usage during the period                           (  4,379)       (  4,068)
Currency translation                              (    119)            369
                                                -----------     -----------
Balance at June 30,                              $  10,717       $  12,355
                                                ===========     ===========

7.  Stock Based Compensation

The following table illustrates the pro forma effect on net income and net income per common share that would have resulted if the fair value based method of SFAS No. 123 had been applied to all outstanding and unvested awards in each period:

                                 Three Months Ended       Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
Net income - as reported        $  8,407    $  7,385    $ 25,663    $ 18,236
Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects             470         225       1,063         675
                               ----------  ----------  ----------  ----------
Pro forma net income            $  7,937    $  7,160    $ 24,600    $ 17,561
                               ==========  ==========  ==========  ==========
Earnings per share:
  Basic - as reported           $    0.56   $   0.50    $   1.70    $   1.40
  Basic - pro forma             $    0.53   $   0.48    $   1.63    $   1.35
  Diluted - as reported         $    0.54   $   0.48    $   1.65    $   1.35
  Diluted - pro forma           $    0.52   $   0.46    $   1.60    $   1.30


8.  Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                 Three Months Ended        Nine Months Ended
                                      June 30,                June 30,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             15,101,255  14,889,277  15,056,357  12,989,727
Potential additional shares
  due to outstanding dilutive
  stock options                   451,944     528,252     489,472     558,206
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      15,553,199  15,417,529  15,545,829  13,547,933
                               ==========  ==========  ==========  ==========

Excluded from the calculation of diluted EPS for the three months ended June 30, 2005 and 2004, were 589,500 and 285,500 outstanding stock options, respectively. There were no shares excluded from the calculation of diluted EPS for the nine months ended June 30, 2005. Excluded from the calculation of diluted EPS for the nine months ended June 30, 2004 were 285,500 outstanding stock options. These could potentially dilute future EPS calculations but were not included in the current period because their effect would have been antidilutive.



9.  Defined Benefit Plans

Components of net periodic cost were as follows for the nine months ended June 30, 2005 and 2004:

                                                               Other
                                                           Postretirement
                                     Pension Plans            Benefits
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
Service cost                   $     413   $     424   $      --    $   112
Interest cost                        494         476          --          3
Expected return on plan assets      (204)    (   147)         --         --
Amortization of prior service
     Cost                             --          47          --         --
Amortization of net loss              47          --          --         --
                               ----------  ----------  ----------  ----------
Net periodic benefit cost      $     750   $     800   $      --    $   115
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

Assets, net sales and income before taxes and minority interest by geographic region, are summarized below:

                                                 June 30,   September 30,
                                                   2005          2004
                                               ----------     ----------
      ASSETS

           United States                       $ 172,981      $ 179,741
           Germany                               228,416        237,044
           Other                                 136,953        132,809
           Intercompany eliminations           ( 125,830)     ( 135,788)
                                               ----------     ----------
           Total assets                        $ 412,520      $ 413,806
                                               ==========     ==========



      NET SALES
                                 Three Months Ended        Nine Months Ended
                                      June 30,                  June 30,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
      United States            $  26,424   $  18,131   $  81,787   $  49,853
      Germany                     68,125      73,523     211,491     205,461
      Other                       29,748      29,854      89,221      81,339
      Intercompany eliminations ( 34,769)   ( 39,441)   (106,246)   (107,580)
                              ----------  ----------   ----------  ----------
                               $  89,528   $  82,067   $ 276,253   $ 229,073
                               ==========  ==========  ==========  ==========



    INTERCOMPANY SALES
                                 Three Months Ended        Nine Months Ended
                                      June 30,                  June 30,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
      United States            $   1,100   $     877    $   2,172  $   2,734
      Germany                     28,236      31,067       87,589     85,665
      Other                        5,433       7,497       16,485     19,181
      Intercompany eliminations ( 34,769)   ( 39,441)    (106,246)  (107,580)
                               ----------  ----------  ----------  ----------
                               $      --   $      --    $     --   $      --
                               ==========  ==========  ==========  ==========

      EXTERNAL SALES
                                 Three Months Ended        Nine Months Ended
                                      June 30,                  June 30,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
      United States            $  25,324   $  17,254    $  79,615   $  47,119
      Germany                     39,889      42,456      123,902     119,796
      Other                       24,315      22,357       72,736      62,158
                               ----------  ----------  ----------  ----------
                               $  89,528   $  82,067    $ 276,253   $ 229,073
                               ==========  ==========  ==========  ==========



      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Nine Months Ended
                                      June 30,                  June 30,
                               ----------------------  ----------------------
                                   2005       2004        2005        2004
                               ----------  ----------  ----------  ----------
      United States            $   2,048   $   3,299    $  9,334   $   7,348
      Germany                      9,242       7,850      27,468      19,206
      Other                        1,652       1,962       5,864       5,830
      Intercompany eliminations      365     ( 1,100)   (  2,664)   (  2,826)
                               ----------  ----------  ----------  ----------
                               $  13,307   $  12,011    $ 40,002   $  29,558
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

During the third quarter of fiscal years 2005 and 2004, we realized approximately 48% and 51%, respectively, of revenues from the sale and servicing of laser products for macro applications and approximately 52% and 49%, respectively, from the sale and servicing of laser products for marking and micro applications.

Management believes that the softening in our macro business, especially in Europe from the machine tool industry and in North America from the automotive industry, will continue over the next quarter. The micro business is performing in accordance with expectations and in the marking business we foresee a strengthening in demand from the semiconductor sector for the second half of this calendar year. The Company believes that its large product portfolio and broad technology base should help mitigate a worsening of business conditions in a single industrial or geographical market in the future. Management will continue to invest in increasing its sales and service activities in Asia and extending its technology portfolio into new applications.

At June 30, 2005, Rofin-Sinar had 1,387 employees compared to 1,251 employees at June 30, 2004.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.
                                     Three Months           Nine Months
                                    Ended June 30,        Ended June 30,
                               ----------------------  ----------------------
                                  2005       2004         2005        2004
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  59%         60%         60%         61%
Gross profit                        41%         40%         40%         39%
Selling, general and
  administrative expenses           17%         17%         18%         18%
Research and development expenses    6%          7%          6%          7%
Intangibles amortization             2%          1%          1%          1%
Income from operations              16%         15%         15%         13%
Income before income taxes
  and minority interest             15%         15%         15%         13%
Net income                           9%          9%          9%          8%

Net Sales - Net sales of $89.5 million and $276.3 million represent increases of $7.4 million or 9% and $47.2 million or 21% for the three-month and the nine-month periods ended June 30, 2005, as compared to the corresponding periods in fiscal 2004. The increase for the three-month period ended June 30, 2005 resulted from a net sales increase of $9.1 million, or 53%, in the United States offset by a decrease of $1.6 million, or 2%, in Europe and Asia. The increase for the nine-month period ended June 30, 2005, compared to the corresponding period in fiscal 2004, resulted from a net sales increase of $12.4 million, or 7%, in Europe/Asia and an increase of $34.7 million, or 74%, in the United States. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had a favorable effect on net sales of $1.9 million and $10.8 million for the three-month and the nine-month periods ended June 30, 2005, respectively. Net sales of laser products for macro applications increased by $1.0 million, or 2%, to $43.2 million and by $25.5 million, or 22%, to $142.1 million for the three-month and nine-month periods ended June 30, 2005 as compared to the corresponding periods of fiscal 2004. The increase in the three-month period is mainly due to the contribution of PRC Laser, which was acquired at the end of August 2004, offset by a decrease in sales to the machine tool and automotive industries. In the nine-month period, 65% of the increase was due to the contribution of PRC Laser, and the remaining increase was primarily due to a shift in product mix for lasers with higher output power. Net sales of lasers for marking and micro applications increased by 16% to $46.3 million for the three-month period ended June 30, 2005 and increased by 19% to $134.2 million for the nine- month period ended June 30, 2005 as compared to the corresponding periods in fiscal 2004. Thirty-six percent and 41% of the increase in sales of lasers for marking and micro applications in the three-month and nine-month periods can be attributed to our August 2004 acquisition of Lee Laser, and the remaining increase is mainly due to the demand for our micro application products series.

Gross Profit - Gross profit of $36.5 million and $110.3 million for the three-month and the nine-month periods ended June 30, 2005 represents increases of $3.3 million (10%) and $20.1 million (22%) from the corresponding periods of fiscal year 2004. As a percentage of sales compared to the corresponding three-month period of fiscal year 2004, gross profit increased from 40% to 41% and increased from 39% to 40% for the nine-month period ended June 30, 2005 as compared to the corresponding period in 2004. The increase in our gross margins were primarily a result of the favorable product mix within our businesses, as described under net sales. Additionally, the Company was able to achieve these overall higher profit margins without the technical license income recognized in prior periods. Gross profit was favorably affected by $0.8 million and $3.1 million for the three-month and nine-month periods ended June 30, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses of $15.2 million and $48.8 million for the three-month and nine-month periods ended June 30, 2005 represent increases of $0.8 million (6%) and $6.2 million (15%) from the corresponding periods of fiscal 2004, primarily due to the consolidation of the businesses we acquired last year, PRC Laser and Lee Laser, and costs incurred in connection with preparing to provide management's assessment of internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.2 million and $2.0 million for the three-month and nine-month periods ended June 30, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $5.6 million and $17.1 million on research and development (R&D) during the three-month and nine-month periods ended June 30, 2005. This represents a decrease of 2% for the three-month period and an increase of 8% for the nine-month period ended June 30, 2005, compared to the corresponding period of the prior year, and is mainly attributed to the consolidation of PRC Laser and Lee Laser. Gross research and development expenses for the three-month periods ended June 30, 2005 and 2004 were $6.0 million and $5.9 million, respectively, and were reduced by $0.4 million and $0.2 million of government grants during each respective period. Gross research and development expenses for the nine-month periods ended June 30, 2005 and 2004 were $17.9 million and $16.4 million, respectively, and were reduced by $0.8 and $0.5 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.2 million and $0.9 million for the three-month and nine-month periods ended June 30, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month and nine-month periods ended June 30, 2005 amounted to $1.3 million and $4.1 million, respectively. This was an increase of $0.8 million and $2.6 million when compared to the same periods of fiscal year 2004 due to the amortization of the intangibles acquired in connection with the acquisitions of PRC Laser and Lee Laser.

Other Expense (Income) - Net other expenses of $1.1 million and $0.2 million for the three-month and nine-month periods ended June 30, 2005 represent an increase of $0.6 million and a decrease of $0.4 million compared to the corresponding periods of fiscal year 2004. The increase in other expenses for the three-month period ended June 30, 2005 resulted from increased currency losses of $1.0 million, reduced interest expenses of $0.5 million, and lower other income of $0.1 million. The decrease for the nine-month period ended June 30, 2005 primarily resulted from a $0.9 million change from foreign currency gains to foreign currency loss, and reduced interest expenses of $1.3 million.

Income Tax Expense - Income tax expense of $4.7 million and $14.0 million for the three-month and the nine-month periods ended June 30, 2005 represents effective tax rates of 35% for both periods, compared to 36% and 35% for the corresponding periods of the prior year. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.2 million and $0.6 million for the three-month and nine-month periods ended June 30, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $8.4 million and $25.7 million for the three-month and nine-month periods ended June 30, 2005, which represent increases of $1.0 million and $7.5 million compared to the corresponding periods in fiscal 2004. For the three-month period ended June 30, 2005, basic and diluted net income per common share equaled $0.56 and $0.54, respectively, based upon a weighted average of 15.1 million and 15.6 million common shares outstanding, as compared to basic and diluted net income per common share of $0.50 and $0.48, respectively, for the three-month period ended June 30, 2004, based upon a weighted average of 14.9 million and 15.4 million common shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2005 were cash and cash equivalents of $111.5 million, an annually renewable $25.0 million facility with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $68.2 million (translated at the applicable exchange rate at June 30, 2005). As of June 30, 2005, $10.6 million (of which $5.8 million is classified as a current liability) was outstanding under the Deutsche Bank facility and $27.9 million (of which $10.0 million is classified as a current liability) was outstanding under other lines of credit. Approximately $54.7 million is unused and available under the Company's bank facility and lines of credit at June 30, 2005. The Company is subject to financial covenants under this facility and these lines of credit, which could restrict the Company from drawing money under them. At June 30, 2005, the Company was in compliance with these covenants.

Additionally, the Company has outstanding short-term debt under a credit agreement with a German bank, which was used to finance part of the acquisition and to refinance the existing debt of Baasel Lasertech. At June 30, 2005, $2.7 million was outstanding under this credit agreement. Based on the maturity of this debt, it has been included in the caption "line of credit and short term borrowings" in the accompanying consolidated balance sheet.

Cash and cash equivalents increased by $11.2 million during the nine-month period ended June 30, 2005. Approximately $27.2 million in cash and cash equivalents was provided by operating activities, primarily as the result of improved net income and other non-cash items, principally depreciation and amortization. Operating cash flow was negatively affected by a decrease in accrued liabilities and an increase in inventory, partially offset by a decrease in accounts receivable.

Net cash used in investing activities totaled $6.2 million for the nine-month period ended June 30, 2005 and related primarily to the purchase of property and equipment and the Company's acquisition of minority shareholdings in subsidiaries during the period.

Net cash used in financing activities totaled $10.7 million and was primarily related to current period repayments of bank debt of $50.3 million, offset with new borrowings from banks of $37.5 million. This use of cash was partially offset by an increase in stockholders' equity of $2.1 million related to the issuance of additional common stock through the exercise of stock options.

Management believes that the cash flows from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 66% of sales are denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $8.0 million at June 30, 2005 as compared to $11.6 million at September 30, 2004.

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

     Pension

     The determination of the Company's obligation and expense for pension is dependent on the selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates, and rates of future compensation increases. In addition, the Company's actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop their calculations of these amounts. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of expense related to pension benefits the Company has recorded or may record.

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

The effect on results of operations of future option grants will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so the future impact on the results of operations cannot currently be predicted. Upon adoption, there will be no significant effect on the Company's financial position.

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2005 with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.
                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned            June 30, 2005      June 30, 2005
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             260,000             134,000
Gunther Braun               --             200,000              82,000
Carl F. Baasel          19,000              80,000              27,000
William R. Hoover (1)   42,000                  --                  --
Ralph E. Reins (1)      18,500                  --                  --
Gary K. Willis (1)      18,500                  --                  --
Daniel Smoke (1)         4,950                  --                  --

(1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For the nine-month period ended June 30, 2005, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of June 30, 2005, the Company maintained a cash equivalents portfolio of $74.0 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.2 million.

At June 30, 2005, the Company had $3.6 million of variable rate debt on which the interest rate is reset every six months, $5.5 million of variable rate debt on which the interest rate is set annually and $32.1 million of fixed rate debt. Maturities of this debt are as follows: $3.4 million is due in 2005, $16.9 million is due in 2006, $3.7 million is due in 2007, $14.2 million in due in 2008, and $3.0 million is due in 2009. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in annual pre-tax interest expense of less than $0.1 million. Additionally, the company entered into interest swap agreements of Euro 13.0 million to fix the interest expense on short term and long term debt.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2005, the Company held no forward exchange options. Additionally, the Company entered into a currency and interest swap agreement of 20.6 million Swiss Franc total notional amount to minimize the interest expense on short-term and long-term debt. As of June 30, 2005, an amount of 3.4 million Swiss Franc (equivalent to $2.7 million based on the exchange rate at June 30, 2005) was outstanding under this swap agreement. The gains or losses resulting from a 10% change in currency exchange rates would result in an increase of $0.2 million or a decrease of $0.1 million of net income after tax.


Item 4.  Controls and Procedures

As of the end of the 90-day period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company (the "certifying officer") has, under the supervision and with the participation of management, evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officer on a timely basis.

The certifying officer concluded, based on his evaluation, that the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to him in a timely fashion, taking into consideration the size and nature of the Company's business and operations.

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

         The licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with its obligations under the license agreement. The Company is currently in discussions with the licensor in order to resolve these disagreements. The parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. Management believes that they will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.



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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   August 8, 2005          /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                              President, Chief Executive Officer and
                              Chief Financial Officer