Form 10-K
period 2005-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2005-12-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

Commission file number: 000-21377

ROFIN-SINAR TECHNOLOGIES INC.

(Exact name of Registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	38-3306461 (I.R.S. Employer Identification No.)

40984 Concept Drive, Plymouth, MI (Address of principal executive offices)	48170 (Zip Code)

Registrant’s telephone number, including area code: (734) 455-5400

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

YES ☒ NO ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

YES ☐ NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES ☒ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒ NO ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock on March 31, 2005 as reported by the NASDAQ National market was approximately $481,244,626.00. For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

15,241,350 shares of the Registrant’s common stock, par value $.01 per share, were outstanding as of December 7, 2005.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders to be held in March 2006 are incorporated by reference herein at Part III, Items 10-14.

ROFIN-SINAR TECHNOLOGIES INC.

PART I

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “anticipate”, “estimate”, “plan” or “continue”. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition.

These factors include (among others):

•	downturns in the machine tool, automotive, semiconductor and electronics industries which may have, in the future, a material adverse effect on sales and profitability of the Company;
•	the ability of the Company’s OEM-customers to incorporate its laser products into their systems;
•	the impact of exchange rate fluctuations, which may be significant because a substantial portion of the Company’s operations is located overseas;
•	the level of competition and the ability of the Company to compete in the markets for its products;
•	the Company’s ability to develop new and enhanced products to meet market demand or to adequately utilize its existing technology;
•	third party infringement of the Company’s proprietary technology or third party claims against the Company for the infringement or misappropriation of their proprietary rights;
•	competing technologies that are similar to or that serve the same uses as the Company’s technology;
•	the scope of patent protection that the Company is able to obtain or maintain;
•	the Company’s ability to efficiently manage the risks associated with its international operations; and
•	the other risks described under “Business - Risk Factors”.

In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.	BUSINESS

COMPANY OVERVIEW AND HISTORY

Rofin-Sinar Technologies Inc., founded in 1996 (herein also referred to as “Rofin” or “RSTI” or the “Company” or “we”, “us” or “our”) is a leader in the design, development, engineering, manufacture and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer’s production process. As a technological leader in CO2, solid-state lasers and diode lasers, the Company is able to meet a broad range of its customers’ material processing requirements.

Based on projected 2005 industry data for laser products used for macro (cutting and welding) applications and marking and micro (fine cutting, fine welding, and perforating) applications combined, the Company believes it has a worldwide market share (based on sales volume) of approximately 19% and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold close to 40,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2005, 2004, and 2003, approximately 50%, 49%, and 53%, respectively, of the Company’s revenues related to sales of laser products for macro applications and approximately 50%, 51%, and 47%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and semiconductor and electronics industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2005, 2004, and 2003, 29%, 22%, and 21%, respectively, of the Company’s sales were in North America, 54%, 59%, and 65%, respectively, were in Europe and 17%, 19%, and 14%, respectively, were in Asia. See Note 13, “Geographic Information”, to the consolidated financial statements for further information.

The financial statements included in this Annual Report on Form 10-K present the historical financial information of Rofin-Sinar Technologies Inc. and its wholly-owned subsidiaries. These financial statements include the consolidated accounts of Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”) and Rofin-Sinar Technologies Europe S.L. (“RSTE”). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 76% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Taiwan Ltd., 100% of Rofin-Baasel Korea Co., Ltd., and 100% of Rofin-Baasel Espana S.L. (“RBE”).

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

The financial statements of RSL include the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation, its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, Carl Baasel Lasertechnik GmbH & Co. KG (“CBL”), its 90%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft GmbH and its 80%-owned subsidiary Rofin-Baasel China Co., Ltd. (formed in July 2005). In October 2005, the Company formed a new subsidiary, Dilas Diodelaser Inc., based in Tucson, Arizona, that will serve as a sales and service office for Dilas-branded diode lasers in the U.S. market.

The financial statements of CBL include the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel, Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

Effective December 31, 2002, the remaining 9.99% of shares of CBL were purchased by the Company through RSL in January 2003 under an option agreement between the Company and the former minority shareholder of CBL.

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi (Japan) through its wholly-owned subsidiary RSL. The Company currently holds 88% of the share capital. As of May 1, 2003, Rofin-Marubeni Laser Corporation, Atsugi-shi (Japan) was renamed Rofin-Baasel Japan Corporation.

On February 28, 2004, the Company acquired 90% of the share capital of Optoskand AB, Gothenburg, Sweden, through its wholly-owned subsidiary RSL. The Company has a call option exercisable beginning in 2009 for the remaining 10% of the common stock for a fixed price of Euro 0.1 million. Accordingly, the Company’s financial statements present Optoskand as if it was 100% owned.

On March 29, 2004, the Company issued and sold 2.5 million shares of its common stock in an underwritten public offering at a price of $28.00 per share. The underwriters exercised their over-allotment option resulting in an additional 360,000 shares of common stock being issued and sold on April 8, 2004. The Company realized net proceeds of $75.3 million as a result of these transactions. The Company intends to use the aggregate net proceeds from the offering for working capital, and other general corporate purposes, including acquisitions of complementary products, technologies or businesses as opportunities arise.

On August 20, 2004, the Company acquired an additional 15% of the share capital of Dilas Diodenlaser GmbH, Mainz, Germany, through its wholly-owned subsidiary RSTE. The Company currently holds 95% of the share capital.

On August 31, 2004, the Company acquired 100% of the share capital of PRC Laser Corporation based in Landing, New Jersey (including its wholly-owned European subsidiary PRC Laser Europe N.V., Oudenaarde, Belgium), and Lee Laser, Inc., based in Orlando, Florida.

Effective October 22, 2004, the remaining 17% of the share capital of Rofin-Baasel Espana S.L. was purchased by the Company through RSTE under an option agreement between the Company and the former minority shareholder.

Effective December 9, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. through RSTE under an option agreement between the Company and the minority shareholders. The Company currently holds 76% of the share capital.

BUSINESS STRATEGY

The Company’s business strategy is to maximize shareholder value by (i) strengthening its position as a leading supplier to the global market for macro (cutting and welding) applications; (ii) capitalizing on its leadership position in marking applications; (iii) extending its position in micro (fine cutting, fine welding and perforating) applications; (iv) cross-selling its various laser products to its existing large customer base; (v) enlarging its market coverage geographically and by developing new applications, and (vi) strengthening its product portfolio and customer base through acquisitions.

The Company believes that the major sources of its future growth will be the following:

•

Developing New Laser Products through Technological Innovation: Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company’s strategy. The Company is currently focusing its research and development activity on increasing the output power of its CO2, diffusion cooled, wave-guide Slab lasers and enhancing the performance of its line of high power, fast flow CO2 lasers. The Company is also further expanding its series of end pumped, solid-state lasers for marking and micro applications and is actively engaged in the development of diode pumped, solid-state lasers using a process commonly referred to as “disc design”. The Company’s objective is that this new type of solid-state laser will be capable of performing heavy industrial material processing applications, as well as fine cutting and fine welding applications, more precisely than previously possible.

•

Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on the machine tool, automotive, semiconductor and electronics, and medical device industries. The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. In addition, the Company has begun to focus on new markets such as components for medical instruments and the packaging industry. To exploit its opportunities by developing new applications for existing laser technologies, the Company is exploring the potential for use of high-power CO2 lasers in car body assembly by using its Remote Welding System concept in response to the interest shown by sub suppliers to car manufacturers in reducing their reliance on spot-welding guns. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding and micro soldering for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. The Company is marketing a low-priced version of its laser marker that it has developed, to capture additional market share through sales in the low-end marking market.

•

Capitalizing on Global Presence to Attract New Customers: The Company intends to capitalize on its customer base and the presence of its manufacturing, sales and service operations in the three principal geographic markets in which its customers operate (North America, Europe and the Asia/Pacific region) to increase market share in its existing industrial and geographic markets. The Company believes its global manufacturing, distribution and service network allows it to be more responsive to customers’ needs and positions it to expand into additional promising markets which offer high long-term potential for growth.

•

Offering Customized Solutions Based on Standard Platforms: While the Company offers a wide range of laser applications and develops customized solutions for its customers, these applications and solutions are built on a focused number of product families comprised of standardized laser sources. For example, for its OEM customers in the machine tool industry, the Company provides customized power supply packaging services. For its marking customers, the Company combines its standard laser marker with customized parts handling and software. For its micro applications customers, the Company delivers its standard laser sources in different customized packages. The Company believes that this product strategy has contributed to increases in product sales and intends to continue offering focused customization services and pursuing its initiatives to standardize its core products so as to lower its production costs and continue to improve its profitability.

•

Acquiring Complementary Business Operations or Products: Since 1997 the Company has successfully completed and integrated seven acquisitions, including its acquisitions of Dilas (1997), assets of Palomar Technologies UK Ltd. (1998), RasantAlcotec Beschichtungstechnik GmbH (1999), Baasel Lasertech (2000), Z-Laser S.A. (2001), Optoskand AB (2004), PRC Laser Corporation (2004), and Lee Laser, Inc. (2004). Management believes that, collectively, these acquisitions have advanced the Company’s worldwide expansion, consolidated the Company’s position in the industrial laser material processing market and contributed to the Company’s financial performance during the last several years. The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings or provide access to new geographical markets.

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

LASER TECHNOLOGY

The term “laser” is an acronym for “Light Amplification by Stimulated Emission of Radiation”. Lasers were first developed in the early 1960s in the United States. A laser consists of an active lasing medium that gives off its own light (radiation) when excited, an optical resonator with a partially-reflective output mirror at one end, a fully-reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium, and an external energy source used to excite the lasing medium. A laser works by causing the energy source to excite (pump) the lasing medium, which converts the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons, as they are reflected between the two mirrors, which form the resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through an output port or “window”. By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. The laser produces light from the lasing medium to achieve the desired intensity, uniformity and wavelength through a series of reflective mirrors. The heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology.

Lasers are used for material processing because of the excellent focusability of laser beams. When focused through lenses and mirrors, the energy density in the focus spot is so high that metals and other materials can be melted and vaporized. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are pulse duration, wavelength, output power, spatial coherence and cost per watt of laser power. The three principal types of laser technologies used for material processing are CO2 lasers, solid-state lasers and diode lasers. CO2 lasers, which use CO2 gas as the lasing medium, are divided into high-power (above 500 watts) and low-power (below 500 watts) applications. There are two methods for CO2 excitation, radio frequency (“RF” or “HF”) and direct current (“DC”) excitation. Most high-power CO2 lasers are based on gas flow, in which a continuous supply of fresh laser gas flows through the laser cavity to create the energy necessary for excitation. Due to their ability to generate comparatively high levels of continuous-wave (“CW”) power, CO2 lasers are a particularly attractive laser medium for material processing applications. Material processing applications for CO2 laser sources vary according to the power output and configuration of the laser system. The primary applications for high-power CO2 lasers are cutting and welding of metal. Low-power CO2 lasers are used principally for marking, cutting and engraving of non-metal materials. While both low- and high-power CO2 lasers are used for cutting, the materials they are used to process and their physical size can vary significantly.

Solid-state lasers use flash lamps or laser diodes as source of excitation and are referred to as “flash-lamp pumped” or “diode-pumped”. The lasing medium is a solid-state crystal, generally in the form of a rod. The crystal material is either Neodymium Yttrium Aluminium Garnet (Nd:YAG) or Neodymium Vanadate (Nd:YVO4). The crystal rod is positioned in a cavity, which is either a gold or ceramic reflector, and pumped using flash lamps or laser diodes from the side, or alternatively the rod is pumped from its ends with laser diodes. Typical output powers vary from 3 to 500 watts from a single rod and output powers up to 6,000 watts can be achieved by combining several cavities within a resonator. Solid-state lasers can be run either in a pulsed or continuous-wave manner. Marking applications generally require higher pulsing frequencies which are achieved by inserting a Q-switch, which is a fast electro-optical shutter, into the laser resonator, enabling frequencies to be switched up or down in multiples of 10 kHz at a time. Recent development efforts in the area of solid-state lasers have focused on a process commonly referred to as “disc design”. In the “disc design” the lasing medium is a thin crystal (typically Ytterbium:YAG) disc, which is excited by laser diodes in an optical multi-pass configuration.

Diode lasers involve the production of laser light in a special semiconductor structure on a Gallium Arsenide (GaAs) basis. A typical 10 mm long diode laser bar contains approximately 25 single laser emitters. When mounted on a specially designed, highly-efficient heat sink, a diode bar is able to produce up to 50 watts of laser output power. A single high-power diode module consists of: (1) a semiconductor wafer bar; (2) a micro channel cooling device, on which the laser bar is mounted; and (3) a micro-lens system, which is mounted in front of the laser bar and which collimates the laser beam in the high-divergent optical axis. Power can be increased by stacking several diode modules on top of each other. Through optical combination of such stacks, output power in the kilowatt range can be achieved. Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment, soldering and plastic welding.

THE COMPANY’S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state and diode laser sources and solutions in a variety of configurations and options. As a technological leader in CO2 lasers, solid-state and diode lasers, the Company is able to meet a broad range of its customers’ cutting and welding requirements. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer’s production process. The Company’s engineers and other technical experts work directly with the customer in the Company’s applications centers to develop and customize the optimal solution for the customers manufacturing requirements.

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

•	cutting and welding (macro applications);
•	marking; and

•         fine cutting, fine welding, and perforating (micro applications).

Besides offering laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their unique manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in:

•	product development and manufacturing services based on more than 30 years of laser technology experience and applications know-how;
•	application and process development, which means developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes;
•	system engineering, which means advising customers on machine design, including tooling, automation and controls for customers in need of “turn-key” solutions; and
•	extensive after-sales support of its laser products, including technical support, field service, maintenance and training programs, and rapid spare parts delivery.

The following table sets forth the Company’s net sales of laser products used for macro applications and of laser products used for marking and micro applications in fiscal 2005, 2004, and 2003:

	September 30,
Product Category*	2005	2004	2003
	(in thousands)

Laser macro products	$189,241	$158,820	$136,715
Laser marking and micro products	185,950	163,808	121,031
	$375,191	$322,628	$257,746
______________
*	For each product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator mirrors and cooling mechanism), power supply, and microcontroller (for control and monitoring). For a more detailed discussion of the components of a laser source, see “Laser Technology”. Products are offered in different configurations and utilize different design principles according to the desired application.

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Laser macro products	Machine tool	Cutting and welding of metals

	Automotive	Cutting and welding of metals

Laser marking products	Semiconductor and electronics	Marking of integrated circuits, electronic components, smart cards

	Automotive	Marking of labels and car components

Laser micro products	Dental and jewelry, medical components, semiconductor and electronics	Spot welding, fine cutting

	Paper, plastic foils	Perforating of cigarette tip paper and packaging foils

LASER MACRO PRODUCTS

The Company’s business strategy for its macro laser business is to grow its revenues by:

•	increasing its market share in its existing CO2 laser market through increased sales of its low- and high- power, diffusion cooled, wave guide Slab lasers;
•	developing diffusion-cooled Slab lasers with higher output power to achieve higher welding depths and faster speeds and thereby widen their potential usage;
•	further developing the Remote Welding System, Tube Welding, and Profile Welding concepts;
•	continuing ongoing product engineering for its diode pumped, rod type, solid state lasers to further penetrate the market; and
•	focusing on the development of a diode pumped, solid-state disc laser for precise material processing and further increase of the output power of this laser type for heavy automotive applications.

The Company’s family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS
DC Slab Series	1.0 kW - 8.0 kW	High Frequency	Machine tool	Cutting and welding
HF / RF Series	4.0 kW - 8.0 kW	High Frequency	Automotive	Welding
TR / FA Series	2.0 kW - 10.0 kW	Direct Current	Machine tool	Cutting and welding
SC Series	100 W - 300 W	High Frequency	Machine tool	Cutting and marking
XL Series	1.0 kW - 1.5 kW	Direct Current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct Current	Machine tool	Cutting and welding
FH Series	6.0 kW - 7. kW	Direct Current	Machine tool	Cutting and welding

The Company believes that it is the only laser manufacturer of diffusion cooled, Slab-based lasers in the high-power range. In the DC Slab Series laser design, a radio-frequency excited gas discharge occurs between two water-cooled electrodes that have a large surface area that permits maximum heat dissipation. The core diffusion cooled, wave-guide technology is protected by three patents, and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. The Company’s current focus with respect to its Slab Series lasers is on continuing to both increase power output and further reduce manufacturing costs in order to achieve more attractive pricing. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

The Company’s HF Series lasers combine proven cross-flow design principles with modern high-frequency discharge excitation technology. The Company ships this product predominantly to customers in the automotive industry, and their sub-suppliers, in the United States and Europe, where it has been used in a significant number of welding applications, including transmissions, tailored blanks, steel tubes and many other car parts and components. The RF Series uses the fast-axial flow technology from the Company’s TR Series in combination with radio frequency excitation and is especially designed for thick metal cutting.

The Company’s TR/FA, XL, STS, and FH Series fast-axial flow CO2 lasers are used for both cutting and welding applications. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. TR, XL, STS, and FH Series products are used primarily by the machine tool industry.

The Company’s SC Series diffusion cooled, wave-guide CO2 lasers are developed and produced by Rofin-Sinar UK Ltd.. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. These lasers are used for cutting and marking applications. Principal markets are the machine tool and packaging industries.

The Company’s family of solid-state laser products for macro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS
DP Series	550 W - 4.0 kW	Laser Diodes	Automotive	Cutting and welding

DS Series	1.0 kW - 3.1 kW	Laser Diodes	Automotive	Cutting and welding

Rofin’s DP/DS Series of continuous wave, solid-state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well-suited for integration into complex production systems for cutting and welding applications. The key competitive advantages of the DP/DS Series lasers are the fact that they are diode-pumped and that they are designed to allow multiple power output configurations. These configurations include continuous wave, pulsed and power ramping modes, which allow Rofin to address a wide range of customer applications. Power ramping is particularly suited for achieving smooth welds and avoiding cracks during the welding process. In addition, several features of the DP/DS Series laser are designed for easy maintenance, such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows communication with a remote service center. The diode pumping technology is characterized by high beam quality and high efficiency. These lasers are used principally in the automotive industry.

The Company’s family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS
Diode Lasers	10 W - 3.1 kW	Direct Current	Electronics Machine tool	Soldering Surface hardening

The Company’s diode lasers are designed to meet the requirements of a wide range of welding, soldering, and surface treatment applications. The Company’s high-power laser diodes can be stacked into arrays achieving output powers in the multiple kilowatt range. In addition to their use in the automotive, machine tool and electronics markets, these lasers are also sold into the medical device and research markets. Additionally, laser diodes are sold as components both internally and externally.

LASER MARKING PRODUCTS

The Company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General Inc. and designed and introduced the “PowerLine” laser marker. Since then the Company has developed a broad line of leading laser markers that deliver optimal marking quality and speed on a wide range of materials. Rofin’s advanced design and manufacturing capabilities in fiber-optic beam delivery systems allow it to offer flexible laser marking systems and easy laser integration for complex production processes, without compromising marking quality, contrast or speed.

Rofin builds its own solid-state laser sources and utilizes its own proprietary marking software, VisualLaserMarker and LaserCAD, that enable it to tailor its marking solutions to a customer’s unique requirements. Rofin’s in-house software engineering group works with customers, particularly in the automotive and semiconductor industries, that have enterprise-wide computer networks linking production facilities in disparate geographic locations and that desire customized network interface solutions. The Company’s laser marking products also incorporate high value-added software that enable them to efficiently interface with a customer’s computers and support a broad range of network communications protocols.

The Company believes that the following factors have contributed to the growth that it has experienced in the laser marking business:

•	the Company’s ability to tailor its laser marking solutions to the customer’s requirements;
•

the Company’s expertise in solid-state laser beam power, mode structure and high-frequency switching capability, which provides optimal marking quality (in terms of marking contrast and speed) on a wide variety of materials;

•

the Company’s expertise in the design and manufacture of fiber-optic beam delivery systems, which allows it to offer flexible laser marking systems and easy laser integration for complex production processes, without compromising marking quality, contrast or speed; and

•

the Company’s proprietary software, VisualLaserMarker and LaserCAD software, and other know-how that enable its laser marking products to interface with a customer’s computers and support a broad range of network communications software.

The Company’s business strategy for its laser marking business is four-fold:

•	to expand its position in the worldwide laser marking market, with a particular focus on the automotive and semiconductor and electronics industries;
•	to capitalize on its installed base of CO2 and solid-state laser customers, primarily in the automotive industry, in order to cross-sell its marking products to these same customers;
•

to widen the product range and sales coverage of its VectorScan product, sold primarily into the packaging industry, which produces “on-the-fly” laser marking of moving objects by synchronizing object speed and galvo-head movement; and

•	to market a developed, compact, stand-alone laser marker for low-volume marking applications.

The Company’s family of laser marking products is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS
PowerLine StarMark Series	10 W – 120 W	Flash Lamp or Laser Diodes	Semiconductor and electronics	Integrated circuits marking

CombiLine StarMark Systems	10 W – 120 W	n.a.	Automotive	Label marking

MultiScan VectorScan	100 W	High Frequency	Packaging	Consumer goods marking

PowerLine/StarMark Series – The Company’s standard PowerLine and StarMark laser marking products consist of a CO2 or solid-state laser in the range of 10 watts to 120 watts, a galvo-head, a personal computer with state-of-the-art processor, and Rofin’s proprietary VisualLaserMarker and LaserCAD software. The modular design of the PowerLine and StarMark markers enable customers to order the most suitable configuration for their production processes or systems (e.g., OEM-customers may order the laser head, power supply, and laser cooling assembly plates as subassemblies without the cabinet for easier integration into the handling system specified by the end-user). The PowerLine and StarMark solid-state lasers incorporate either a dual or single lamp ceramic cavity design using “long-life” lamps or diode modules, both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. The Company’s proprietary VisualLaserMarker and LaserCAD software provides operators with a user-friendly desktop publishing environment that allows them to manipulate fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double-marking head allowing marking speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application, among a wide variety of possible applications, is the marking of plastics and smart cards in the semiconductor and electronics industries.

CombiLine/StarMark Systems – Built on a modular design, the CombiLine and StarMark Systems consist of a PowerLine or StarMark laser marker that can be combined with a variety of parts handling systems developed by the Company, including: motor-driven positioning tables, foil handling systems for marking labels, conveyor belts and pick-and-place systems. These allow the CombiLine and StarMark Systems to be customized as a turn-key system.

MultiScan and VectorScan – These Dot Matrix and Vector Scanning markers utilize a 100 watts sealed-off CO2 laser (SC Series) and feature the ability to mark components that are moving at high speeds.

LASER MICRO PRODUCTS

After the acquisition of Baasel Lasertech, the Company formed a separate sales and marketing group focused on micro applications. This group markets and sells a broad range of laser products, including lamp pumped, pulsed, solid-state lasers for various spot welding and fine cutting applications, CO2 Slab lasers for perforating applications, Q switched, solid-state lasers for surface structuring and diode lasers for soldering and plastic welding applications. Relying on its many years of experience in perforating cigarette paper, the Company is pursuing new perforating applications in the packaging industry.

The Company’s business strategy for its micro applications business is to:

•

further increase its share of the manual spot welding market in the jewelry and dental industries and develop customers in other industries that use a similar product and technology for industrial applications, such as tool repair;

•	focus on manufacturers of medical instruments and components for medical instruments using the Company’s installed base of laser stent cutting systems in this industry;
•

increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods; and

•	develop a new market for plastic welding, glass cutting, and solar-cell structuring applications.

The Company’s family of laser products for micro applications is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS
StarWeld Series	20 W - 500 W	Flash Lamp	Dental, Jewelry,	Spot welding
DS Disc Series	50 W - 750 W	Diode	Electronics	Cutting/Structuring
StarCut Series	150 W - 300 W	Flash Lamp/Diode	Medical	Fine cutting
PerfoLas Systems	n.a.	n.a.	Paper	Perforating
StarShape Systems	n.a.	n.a.	Packaging	Perforating
Series 800	2 W - 500 W	Flash Lamp	OEM	Micro/Marking
Series 600	25 W - 100 W	Flash Lamp	OEM	Micro/Marking
Series LDP	10 W - 200 W	Diode	OEM	Micro/Marking
Series LEP	4 W - 6 W	Diode	OEM	Micro/Marking

StarWeld Series – Rofin’s standard StarWeld laser products consist of pulsed solid-state lasers in the range of 20 watts to 500 watts. Although the StarWeld Series has a wide variety of possible applications, its main application is the fine welding of jewelry and dental parts.

DS Disc Series – Rofin’s Disc laser products use laser diodes as the source of excitation to pump a thin crystal (disc). The output power is in the range of 50 watts to 750 watts and the main application is structuring or cutting of electronics.

StarCut Series – Rofin’s StarCut laser products use pulsed solid-state lasers in the range of 150 watts to 300 watts. Their main application is the fine cutting of medical devices and integrated circuits.

PerfoLas Systems – The PerfoLas Systems consist of a high-power CO2 laser and a specially designed beam delivery and paper handling system that includes a laser beam splitter (PerfoLas Multiplexer) which allows customers to drill more than 500,000 holes per second into paper or foils. The main application for these lasers is perforation of cigarette tip paper.

StarShape Systems – The StarShape Systems consist of a CO2 or solid-state laser in combination with a galvo scanning head and is used for precise cutting, drilling, surface structuring, and flexible packaging applications.

The Series 600 and 800 are flashlamp pumped, solid-state lasers sold to OEM-customers and system integrators for various micro and marking applications.

The Series LDP and LEP are diode pumped, solid-state lasers sold to OEM-customers and system integrators for various micro and marking applications.

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications (cutting and welding) and marking and micro applications, Rofin operates application centers in eight countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has approximately 30 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries. Our three principal markets are the machine tool, automotive, and semiconductor and electronics industries. The following table sets forth the allocation of the Company’s total laser sales among our principal markets:

	Fiscal Years
Principal Market	2005	2004	2003	Primary Applications
Machine Tool	33%	33%	34%	Cutting and welding

Automotive	9%	14%	13%	Cutting, welding and component marking

Semiconductor and Electronics	12%	16%	13%	Marking of integrated circuits, electronic components and smart cards
	54%	63%	60%

The remaining 46%, 37%, and 40%, of total laser sales in fiscal 2005, 2004, and 2003, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturers, job shops, jewelry, universities and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 35 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin’s products into their own production systems. Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating Rofin’s products without any substantial involvement by Rofin. Lasers for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit and smart card marking applications). Laser micro products are marketed and sold directly to end-users and to OEM-customers (mainly for jewelry and dental applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component and will often specify to the OEM that it desires a Rofin laser. In these cases, Rofin’s application engineers work directly with the end-user to optimize the application’s performance and demonstrate the advantages of the Company’s products.

Rofin has approximately 110 direct sales engineers operating in 24 countries, approximately 30 of whom are dedicated to marketing lasers for macro applications and approximately 80 of whom are dedicated to marketing laser for marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 14 independent representatives marketing the Company’s laser products in Australia, Brazil, Denmark, Finland, Israel, Mexico, the Philippines, Russia, Singapore, South Africa, Eastern Europe, China, Thailand, and the United Kingdom. These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin’s products. All sales and delivery of product are conducted by the Company. Eight of the independent representative agreements are on an exclusive basis, with the other six on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six months cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg (Germany), and of laser diode components, from Mainz (Germany). Worldwide sales and marketing of laser marking products is directed from Rofin’s offices in Gunding-Munich (Germany) and, for laser micro products and power supplies, from Starnberg (Germany). In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland, and the United Kingdom.

U.S. sales of Rofin’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan, facility and marking products are managed out of its Boxborough, Massachusetts, facility. The Company also maintains a sales office in Tempe, Arizona, to support the expansion of Rofin’s laser marking business in the North American market.

PRC Laser directs its worldwide sales and marketing of lasers for macro applications from its office in Landing, New Jersey, while Lee Laser directs its worldwide sales and marketing of laser for micro applications from its office in Orlando, Florida. Both companies sell their products independently under their own brand.

The Company maintains sales and service offices in Japan, Singapore, South Korea, and Taiwan to cover the Asia/Pacific region. Over the next five years, the Company expects demand for industrial lasers to increase in the Asia/Pacific region. The Company believes that the geographic market with the greatest long-term potential over the next 10 to 15 years is China, principally due to the expansion of domestic automobile and semiconductor and electronic production in that country. Therefore in July 2005, the Company formed a new Chinese subsidiary, Rofin-Baasel China Co., Ltd., that will serve as a sales and service office in this market. The Company has a technology license agreement with the Nanjing Electric Laser Center, or NELC, under which NELC manufactures CO2 laser sources for sale in the Chinese market.

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During fiscal 2005, 2004, and 2003, approximately 35%, 35%, and 33%, respectively, of the Company’s revenues were generated from sales of after-sales services, replacement parts and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers. This close relationship is maintained as customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. Rofin has 300 customer service personnel. The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser -operating techniques, and processing technology. Most of the Company’s OEM-customers also provide customer service and support to end-users.

Many of Rofin’s laser products are operated 24 hours a day in high speed, quality-oriented manufacturing operations. Accordingly, the Company provides 24 hour, year-round service support to its customers in the United States, Germany, and the majority of other countries in which it operates. The Company plans to continue adopting similar service support elsewhere. In addition, eight-hour response time is provided to certain key customers. This support includes field service personnel who reside in close proximity to the Company’s installed base. The Company provides customers with process diagnostic and verification techniques, as well as specialized training in the operation and maintenance of its systems. The Company also offers regularly scheduled and intensive training programs and customized maintenance contracts for its customers.

Of Rofin’s 300 customer service personnel, approximately 190 employees operate in the field in 50 countries. Field service personnel are also involved in the installation of the Company’s systems.

Rofin’s approach to the sale of replacement parts is closely linked to the Company’s strategic focus on rapid customer response. The Company provides around-the-clock order entry and provides same or next day delivery of parts worldwide in order to minimize disruption to customers’ manufacturing operations. Rofin typically provides a minimum one-year warranty for its products with warranty extensions negotiated on a case-by-case basis. It agrees to after-sales service and parts supply up to a period of 10 years, if requested by a customer. The Company’s growing base of installed laser sources and laser-based systems is expected to continue to generate a stable source of parts and service sales.

COMPETITION

Laser Macro Products

The market for laser macro products and systems is fragmented and includes a large number of competitors, many of which are small or privately owned or which compete with Rofin on a limited geographic, industry-specific or application-specific basis. The Company also competes in certain target markets with competitors that are part of large industrial groups and have access to substantially greater financial and other resources than Rofin. Competition among laser manufacturers is also based on attracting and retaining qualified engineering and technical personnel. The overall competitive position of the Company will depend upon a number of factors, including product performance and reliability, price, customer support, manufacturing quality, the compatibility of its products with existing laser systems, and the continued development of products utilizing the technologies of diode lasers and diode pumped, solid-state lasers.

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf and Fanuc (for high-power CO2 lasers), Excel/Synrad and Coherent (for low-power CO2 lasers), Trumpf (for solid-state lasers) and Optopower and Jenoptik (for diode lasers and laser diodes) compete in certain of the markets in which Rofin operates. However, in the Company’s opinion, none of these companies competes in all of the industries, applications and geographic markets currently served by Rofin. We believe that only Trumpf has a product range and worldwide presence similar to that of the Company. The Company believes that it has a competitive advantage over these companies due to its exclusive access (for material applications of 500 watts and above) to the patented diffusion cooling technology incorporated in its CO2 Slab lasers. See “Intellectual Property”.

Laser Marking and Micro Products

Significant competitive factors in the laser marking and micro market include system performance and flexibility, cost, the size of each manufacturer’s installed base, capability for customer support and breadth of product line. Because many of the components required to develop and produce a laser product for marking and micro applications are commercially available, barriers to entry into this market are low and the Company expects new competitive products to enter this market. The Company believes that its product range for marking and micro applications will compete favorably in this market primarily due to the performance and price characteristics of such products.

The Company’s laser marking products compete with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company’s micro products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro market include Trumpf, GSI Group, Unitek Miyachi, Lasag, and Excel/Control Laser.

Rofin also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting, and marking. The Company believes that as manufacturing industries continue to modernize, seek to reduce production costs and require more precise and flexible production, the features of laser-based systems will become more desirable than systems incorporating conventional material processing techniques and processes. The increased acceptance of these laser applications by industrial users will be enhanced by laser product line expansion to include lower and higher power CO2 lasers, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of lower and higher power diode lasers and diode pumped, solid-state lasers capable of performing heavy industrial material processing and marking and micro applications.

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2 and solid-state laser macro products at its Hamburg (Germany), Aschheim-Munich (Germany), Plymouth, Michigan, Landing, New Jersey, Atsugi-shi (Japan) and Kingston upon Hull (UK) facilities. The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Singapore, Boxborough, Massachusetts and Orlando, Florida. Rofin’s micro application products are manufactured and tested in Starnberg (Germany). The Company’s diode laser products are manufactured and tested at its Mainz (Germany) facility. The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany).

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

Rofin’s in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company’s finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. Although the Company minimizes the number of suppliers and component types wherever practicable it has at least two sources of supply for key items. Rofin has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company estimates that 21% of its revenues are from the sale of products that require specialized components currently only available from single sources. Rofin has written agreements with such suppliers and has not had material delays in supplies from these sources. The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, and Mainz facilities are ISO 9001 certified. In addition, the following facilities are ISO 9002 certified: Pamplona (Spain), Milan (Italy), and Paris (France).

RESEARCH AND DEVELOPMENT

During fiscal 2005, 2004, and 2003, Rofin’s net spending on research and development was $22.6 million, $20.5 million, and $18.1 million, respectively. The Company’s net spending on research and development reflects receipt of funding under German government and European Union grants totaling $0.9 million, $1.1 million, and $0.9 million, in fiscal 2005, 2004, and 2003, respectively. Rofin has approximately 190 employees engaged in product research and development.

Rofin’s research and development activities are directed at meeting customers’ manufacturing needs and application processes. Core competencies include CO2 gas lasers, solid-state lasers, diode lasers, precision optics, electronic power supplies, fiber optics, beam delivery, control interfaces, software programming and systems integration. The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

The Company’s research and development activities are carried out in ten centers in Hamburg, Aschheim-Munich, Gunding-Munich, Starnberg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Plymouth, Michigan, Landing, New Jersey, and Orlando, Florida (all USA), and are centrally coordinated and managed. Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for “Technische Physik” of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Edinburgh in the United Kingdom. These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

INTELLECTUAL PROPERTY

Rofin owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions.

While policies and procedures are in place to protect critical intellectual property rights, Rofin believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of Rofin’s personnel. The Company is also a worldwide licensee of two U.S. patents, one Japanese patent and their corresponding foreign counterparts, which expire in 2007, 2009, and 2010, respectively. These licenses are exclusive for industrial material processing applications of 500 watts and above for the diffusion cooled, wave-guide technology used in the Company’s Slab Series CO2 lasers and non-exclusive for applications below 500 watts. In Rofin’s view, the technology protected by these three patents represents a significant step forward in industrial laser technology for material processing and is an important source of Rofin’s current revenues and future growth and profitability.

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe, and Japan. Rofin currently holds 143 separate patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2005 to 2023. In addition, 59 patent applications have been filed and are under review by the relevant patent authorities. Rofin requires its employees and certain of its customers, suppliers, representatives, agents and consultants to enter into confidentiality agreements to further safeguard Rofin’s intellectual property.

Rofin, from time to time, receives notices from third parties alleging infringement of such parties’ patent or other intellectual property rights by Rofin’s products. While these notices are common in the laser industry and Rofin has in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, Rofin cannot assure that it would in the future prevail in any litigation seeking damages or expenses from Rofin or to enjoin Rofin from selling its products on the basis of such alleged infringement. Nor can Rofin assure that it would be able to develop any non-infringing technology or to license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against Rofin or its customers and a license were not made available to Rofin on commercially reasonable terms, Rofin would be adversely affected.

From time to time, Rofin files notices of opposition to certain patents on laser technologies held by others, including academic institutions and competitors of Rofin, which the Company believes could inhibit its ability to develop laser products for industrial material processing applications.

ORDER BACKLOG

The Company’s order backlog was $76.3 million, $72.8 million, and $59.0 million, as of September 30, 2005, 2004, and 2003, respectively. The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The increase in the Company’s order backlog from September 30, 2004 to September 30, 2005, was attributable to higher orders for micro applications. The fluctuation of the U.S. dollar in fiscal 2005 had a favorable effect of approximately $2.2 million on year-to-year order backlog. The increase in the Company’s order backlog from September 30, 2003 to September 30, 2004 was mainly attributable to PRC’s and Lee Laser’s acquired backlog and increased orders in our component business. The fluctuation of the U.S. dollar in fiscal 2004 had a favorable effect of approximately $5.4 million on year-to-year order backlog.

An order is entered into backlog by Rofin when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range between 6-12 weeks from the date an order is placed. Although there is a risk that customers may cancel or delay delivery of their orders, orders for standard non-customized lasers can typically be allocated to other customers without significant additional costs. The Company also manages this risk by establishing the right to charge a cancellation fee that covers any material and developmental costs incurred prior to the order being cancelled. Enforcement of this right is dependent on many factors including, but not limited to, the customer’s requested length of delay, the number of other outstanding orders with the same customer and the ability to quickly convert the canceled order to another sale.

The Company anticipates shipping the present backlog during fiscal 2006. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

At September 30, 2005, Rofin had 1,413 full-time employees, of which 832 were in Germany, 242 in the United States, 39 in France, 44 in Italy, 101 in the United Kingdom, 26 in Spain, 8 in the Netherlands, 29 in Sweden, 10 in Belgium, 24 in Singapore, 11 in Korea, 12 in Taiwan, 7 in China, and 28 in Japan, whereas at September 30, 2004, Rofin had 1,377 full-time employees, of which 817 were in Germany, 234 in the United States, 34 in France, 45 in Italy, 104 in the United Kingdom, 29 in Spain, 8 in the Netherlands, 11 in Belgium, 23 in Sweden, 21 in Singapore, 11 in Korea, 13 in Taiwan, and 27 in Japan. The average number of employees for the fiscal year ended September 30, 2005, was 1,394.

While the Company’s employees are not covered by collective bargaining agreements and the Company has never experienced a work stoppage, slowdown or strike, the Company’s employees at its Hamburg and Starnberg facilities are each represented by a nine-person works council and in Gunding-Munich by a seven-person works council. Additionally, Hamburg and Gunding-Munich are represented by a four-person central works council. Matters relating to compensation, benefits and work rules are negotiated and resolved between management and the works council for the relevant location. The Company considers its relations with its employees to be good.

GOVERNMENT REGULATION

The majority of the Company’s laser products sold in the United States are classified as Class IV Laser Products under applicable rules and regulations of the Center for Devices and Radiological Health (“CDRH”) of the U.S. Food and Drug Administration. The same classification system is applied in the European markets. Safety rules are formulated with “Deutsche Industrie Norm” (i.e., German Industrial Standards) or ISO standards, which are internationally harmonized.

CDRH regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases and compliance with product labeling standards. The Company’s laser products for macro, micro and laser marking applications can result in injury to human tissue if directed at an individual or otherwise misused.

The Company believes that its laser products for macro, micro and marking applications are in substantial compliance with all applicable laws for the manufacture of laser devices.

AVAILABLE INFORMATION

The Company makes available, free of charge on its internet website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). You can find these reports on the Company’s website at www.rofin.com under the heading “Investor Relations”.

These reports may also be obtained at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (202) 942-8090. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

RISK FACTORS

DOWNTURNS IN THE INDUSTRY, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, AND SEMICONDUCTOR AND ELECTRONICS INDUSTRIES MAY HAVE, IN THE FUTURE, A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, and semiconductor and electronics industries. We estimate that approximately 54% of our laser sales during fiscal year 2005 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during a downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any downturn or slowdown in the machine tool, automotive, and semiconductor and electronics industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 66% of our current sales are denominated in other currencies, including the Euro, Swedish krona, British pound, Singapore dollar, Japanese yen, Korean won, Taiwanese NT dollar, and Chinese RMB. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

We also face transaction risk from fluctuations in exchange rates between the various currencies in which we do business. We believe that a certain portion of the transaction risk of our operations in multiple currencies is mitigated by our hedging activities, utilizing forward exchange contracts and forward exchange options. We also continue to borrow in each operating subsidiary’s functional currency to reduce exposure to exchange gains and losses. However, there can be no assurance that changes in currency exchange rates will not have a material adverse effect on our business, financial condition and results of operations.

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 35 countries, with Germany, the rest of Europe, the United States and the Asia/Pacific region being our principal markets. Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

•	the general political and economic conditions in each such country or region;
•	overlap of differing tax structures;
•	management of an organization spread over various jurisdictions; and
•	unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations, such as import and export licensing requirements and trade restrictions.

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

WE DEPEND ON THE ABILITY OF OUR OEM-CUSTOMERS TO INCORPORATE OUR LASER PRODUCTS INTO THEIR SYSTEMS.

Our sales depend in part upon the ability of our OEM-customers to develop and sell systems that incorporate our laser products. Adverse economic conditions, large inventory positions, limited marketing resources, and other factors affecting these OEM-customers could have a substantial impact upon our financial results. We cannot provide assurances that our OEM-customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

WE EXPERIENCED IN THE PAST, AND EXPECT TO EXPERIENCE IN THE FUTURE, FLUCTUATIONS IN OUR QUARTERLY RESULTS. THESE FLUCTUATIONS MAY INCREASE THE VOLATILITY OF OUR STOCK PRICE.

We have experienced and expect to continue to experience some fluctuations in our quarterly results. We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ National Market and the Frankfurt Stock Exchange, to fluctuate, perhaps substantially. Factors which may have an influence on the Company’s operating results in a particular quarter include:

•	the timing of the receipt of orders from major customers;
•	product mix;
•	competitive pricing pressures;
•	the relative proportions of domestic and international sales;
•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;
•	the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities;
•	foreign currency fluctuations;
•	ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity desired and at the prices we have budgeted;
•	our ability to control expenses; and
•	costs related to acquisitions of businesses.

These and other factors make it difficult for us to release precise predictions regarding the results and the development of our business.

In addition, our backlog at any given time is not necessarily indicative of actual sales for any succeeding period. As our delivery schedule typically ranges from one week to six months, our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. Accordingly, the Company’s results of operations are subject to significant fluctuations from quarter to quarter. See also “Business-Order Backlog”.

Other factors that we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by us or our competitors, developments with respect to intellectual property and shortfalls in our operations relative to analysts’ expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor and electronics and automotive industries, may adversely affect the market prices of our common stock on the NASDAQ and the Frankfurt Stock Exchange.

THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD INCREASE OUR COSTS, REDUCE OUR SALES OR CAUSE US TO LOSE MARKET SHARE.

The laser industry is characterized by significant price and technical competition. Our current and proposed laser products for macro and marking and micro applications compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, and larger installed customer bases than us.

We believe that competition will be particularly intense in the CO2, diode laser, and solid-state laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in these markets, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing, and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. See also “Business - Competition”.

OUR FUTURE GROWTH AND COMPETITIVENESS DEPEND UPON OUR ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS TO MEET MARKET DEMAND AND TO INCREASE OUR MARKET SHARE FOR LASER MARKING AND MICRO PRODUCTS.

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products. To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources, and diode lasers. In order to increase market demand for these products, we will need to devote substantial resources to:

•	continuing to broaden our CO2 laser product range;
•	continuing to increase the output power of our CO2 laser sources, diode lasers, and diode pumped, solid-state laser products; and
•	continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

A large part of our growth strategy depends upon being able to increase substantially our worldwide market share for laser marking and micro products.

Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. Our ability to control costs is limited by our need to invest in research and development. If we are unable to implement our strategy to develop new and enhanced products, our business, operating results and financial condition could be adversely affected. We cannot provide assurance that we will successfully implement our business strategy or that any of the newly developed or enhanced products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business - The Company’s Laser Products”.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE NEW OPERATIONS OR INTEGRATE FUTURE ACQUISITIONS, WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

An important part of our growth strategy is making strategic acquisitions of companies with complementary operations or products. We may be unable to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. Future acquisitions may require us to obtain additional debt or equity financing, which may not be available on terms acceptable to us, if at all. In connection with future acquisitions, we may assume the liabilities of the companies we acquire. Any debt that we incur to pay for future acquisition could contain covenants that restrict the manner in which we operate our business. Any new equity securities that we issue for this purpose would be dilutive to our existing stockholders. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results.

In addition:

•	the key personnel of the acquired company may decide not to work for us;
•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;
•	we may be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;
•	our ongoing business may be disrupted or receive insufficient management attention; and
•	we may not be able to realize the cost savings or other financial benefits we anticipated.

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 21% of our revenues are derived from sales of products that require specialized components only available from single sources. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any. If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance and market acceptance.

OUR FAILURE TO PROTECT OUR PROPRIETARY TECHNOLOGY OR TO AVOID LITIGATION FOR INFRINGEMENT OR MISAPPROPRIATION OF PROPRIETARY RIGHTS OF THIRD PARTIES COULD RESULT IN A LOSS OF REVENUES AND PROFITS.

From time to time, we receive notices from third parties alleging infringement of such parties’ patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling its products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers and a license was not made available to us on commercially reasonable terms, we would be adversely affected.

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how and continuing technological innovation. There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

We currently hold 143 United States and foreign patents on our laser sources, with expiration dates ranging from 2005 to 2023. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. Of particular importance is the license of three patents related to the sales of our Slab Series CO2 lasers, which we estimate to account for approximately 21% of our revenue. In addition, 59 patent applications have been filed and are under review by the patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also “Business - Intellectual Property.”

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

ITEM 2.	PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased	Size (sq. ft.)	Primary Activity
Hamburg, Germany	Owned*	139,647	CO2 lasers, solid-state lasers, diode lasers
Starnberg, Germany	Leased	100,843	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased	65,302	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased	52,128	CO2 lasers, laser micro and marking systems
Kingston upon Hull, United Kingdom	Leased	48,485	Low-power CO2 lasers
Orlando, Florida	Owned	35,207	Solid-state lasers
Landing, New Jersey	Owned/Leased	34,292	CO2 lasers
Mainz, Germany	Leased	32,054	Diode lasers and components
Aschheim-Munich, Germany	Leased	23,080	CO2 lasers
Boxborough, Massachusetts	Leased	22,000	Laser marking systems
Gothenburg, Sweden	Leased	15,225	Fiber optic production
Overath, Germany	Leased	14,447	Coating of materials
Sakai, Atsugi-shi, Japan	Leased	9,763	CO2 lasers
Pamplona, Spain	Owned	7,532	Laser marking systems
Singapore	Leased	7,639	Laser marking products
______________
*	The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.

The Kingston upon Hull (United Kingdom) facility lease expires in 2012. The Gunding-Munich (Germany) facility lease expires in 2006 and 2007, with an optional yearly notice of termination. The Company intends to renew these contracts. The leases on its Japanese facilities in Atsugi-shi expire in 2007, with a renewal option for three years. The Mainz (Germany) facility lease expires in 2014 and the Overath (Germany) facility leases expire in 2008. The Singapore facility lease expires in 2006, with a renewal option for three years. The Starnberg (Germany) main facility is leased until 2017 from a member of the Company’s board of directors and includes a clause to terminate the lease contract within a two-year notice period during the contract. The Aschheim-Munich (Germany) facility lease expires in 2010, with a renewal option until 2015. The leases on its U.S. facilities in Boxborough, Massachusetts, Plymouth, Michigan, and Landing, New Jersey, expire in 2010, 2012, and 2007, respectively. The Gothenburg (Sweden) facility lease expires in 2008, with a renewal option for three years.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Aschheim-Munich, Starnberg, Gunding-Munich, Mainz, Kingston upon Hull, Gothenburg, Plymouth, Landing, and Orlando locations. The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona, Spain, and Seoul (South Korea) properties which are owned. In October 2005, the Company opened a sales and service office in Tucson, Arizona, to support sales of its Dilas diode lasers.

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

The licensor of patents covering the technology used in certain of the Company’s CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 laser in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. The Company is currently in discussions with the licensor in order to resolve these disagreements. The parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company’s financial condition or results of operation or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ National Market and also on the Prime Standard Segment of the Frankfurt Stock Exchange, under the symbol RSTI and international securities identification number (ISIN) US7750431022, respectively. The table below sets forth the high and low closing sales prices of the Company’s common stock for each quarter ended during the last two fiscal years as reported by the National Association of Securities Dealers, Inc.:

Common Trade Prices
Quarter ended	High	Low
December 31, 2003	$ 36.12	$ 21.40
March 31, 2004	$ 38.87	$ 28.13
June 30, 2004	$ 31.95	$ 23.13
September 30, 2004	$ 29.53	$ 19.27
December 31, 2004	$ 42.57	$ 29.22
March 31, 2005	$ 42.12	$ 31.60
June 30, 2005	$ 33.22	$ 29.24
September 30, 2005	$ 38.42	$ 32.29

At December 7, 2005, the Company had 14 holders of record of its common stock and 15,241,350 shares outstanding. A significantly greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers and other financial institutions. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2005. The information sets forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Annual Report.

	Year ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$375,191	$322,628	$257,746	$221,948	$220,557
Cost of goods sold	222,189	190,473	161,465	143,128	138,408
Gross profit	153,002	132,155	96,281	78,820	82,149
Selling, general & administrative expenses	66,171	58,336	51,282	46,401	42,541
Research & development expenses	22,565	20,473	18,060	13,249	14,798
Amortization expense	5,270	2,389	1,654	3,762	3,653
Income from operations	58,996	50,957	25,285	15,408	21,157
Net interest expense	148	1,771	3,249	3,407	3,328
Income before income taxes	58,570	50,078	24,727	12,385	18,177
Net tax expense	20,595	17,648	9,422	7,384	10,962
Net income	37,975	32,430	15,305	5,001	7,215
Earnings per average common share – Basic	$2.52	$2.41	$1.31	$0.43	$0.62
Earnings per average common share – Diluted	$2.44	$2.31	$1.29	$0.43	$0.62
Shares used in computing earnings per average share – Basic	15,072	13,479	11,640	11,552	11,547
Shares used in computing earnings per average share – Diluted	15,561	14,020	11,863	11,592	11,601

OPERATING DATA (as percentage of sales):
Gross profit	41.0%	41.0%	37.4%	35.5%	37.2%
Selling, general & administrative expenses	17.6%	18.1%	19.9%	20.9%	19.0%
Research & development expenses	6.0%	6.4%	7.0%	6.0%	6.7%
Income from operations	15.7%	15.8%	9.8%	6.9%	9.6%
Income before income taxes	15.8%	15.5%	9.6%	5.6%	8.2%

BALANCE SHEET DATA:
Working capital	$222,002	$163,540	$98,759	$81,661	$65,407
Total assets	428,638	413,806	291,486	240,815	227,304
Line of credit and loans	41,002	54,802	68,833	63,135	64,312
Stockholders’ equity	294,166	257,384	140,586	108,418	99,051

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. is a leader in the design, development, engineering, manufacture, and marketing of laser-based products, primarily used for cutting, welding, and marking a wide range of materials.

During fiscal year 2005, 50% of revenues related to sales for macro applications and approximately 50% related to sales of laser products for marking and micro applications.

Effective December 31, 2002, the minority shareholder of CBL resigned from the limited partnership and the remaining 9.99% of shares of CBL were purchased by RSL during fiscal 2003.

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi, Japan, through its wholly-owned subsidiary Rofin-Sinar Laser GmbH, Hamburg (Germany). The Company subsequently holds 88% of the share capital. As of May 1, 2003, Rofin-Marubeni Laser Corporation, Atsugi-shi (Japan) was renamed Rofin-Baasel Japan Corporation.

On February 28, 2004, the Company acquired 90% of the share capital of Optoskand AB, Gothenburg (Sweden) through its wholly-owned subsidiary RSL. The Company has a call option exercisable, beginning in 2009, for the remaining 10% of the common stock for a fixed price of Euro 0.1 million. Accordingly, the Company’s financial statements present Optoskand as if it was 100% owned.

On March 29, 2004, the Company issued and sold 2.5 million common shares in an underwritten public offering at a price of $28.00 per share. The underwriters exercised their over-allotment option on April 8, 2004, resulting in 360,000 additional common shares being issued and sold. The Company realized net proceeds of $75.3 million as a result of these transactions. The Company intends to use the aggregate net proceeds from the offering for working capital and other general corporate purposes, including acquisitions of complementary products, technologies, or businesses as opportunities arise.

On August 20, 2004, the Company acquired an additional 15% of the share capital of Dilas Diodenlaser GmbH, Mainz (Germany) through its wholly-owned subsidiary RSTE. The Company currently holds 95% of the share capital.

On August 31, 2004, the Company acquired 100% of the share capital of PRC Laser Corporation based in Landing, New Jersey (and its wholly-owned European subsidiary PRC Laser Europe N.V., Oudenaarde, Belgium), and Lee Laser, Inc. based in Orlando, Florida, from Dover Industries, Inc. PRC manufactures high power, fast-axial flow CO2 lasers and Lee Laser produces solid-state lasers for material processing.

Effective October 22, 2004, the Company purchased the remaining 17% share capital of Rofin-Baasel Espana S.L. through RSTE under an option agreement between the Company and the former minority shareholder.

Effective December 9, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. through RSTE under an option agreement between the Company and the former minority shareholders. The Company currently holds 76% of the share capital. In July 2005, the Company formed a new Chinese subsidiary, Rofin-Baasel China Co., Ltd. And in October 2005, the Company incorporated a new U.S. subsidiary, Dilas Diodelaser Inc.

Outlook

Management believes that near-term growth in the laser macro business depends, especially in North America and Europe, on the general investment cycle for capital goods. In the marking and micro business, near-term, management sees continuing demand especially from the semiconductor and electronics, medical device, and flexible packaging industry. With the formation of our Chinese subsidiary for sales and service in July 2005, based in Shanghai, we have further broadened our presence in Asia. The Company believes that its broad product portfolio and its diversified customer base should help a worsening of business conditions in single industrial or geographical markets in future.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Fiscal Year ended September 30,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	59.2%	59.0%	62.6%
Gross profit	40.8%	41.0%	37.4%
Selling, general and administrative expenses	17.6%	18.1%	19.9%
Research & development expenses	6.1%	6.4%	7.0%
Intangibles amortization	1.4%	0.7%	0.7%
Income from operations	15.7%	15.8%	9.8%
Income before income taxes	15.6%	15.5%	9.6%
Net income	10.1%	10.0%	5.9%

Fiscal Year 2005 Compared to Fiscal Year 2004

Net Sales – Net sales of $375.2 million represents an increase of $52.6 million, or 16%, over the prior year. Net sales increased $14.7 million, or 6%, in Europe/Asia and increased $37.9 million, or 54%, in the United States, as compared to the prior year. The U.S. dollar weakened against foreign currencies, which had a favorable effect on net sales of $11.4 million. Net sales of laser products for macro applications increased by 19% to $189.2 million, primarily due to the full-year impact of the consolidation of PRC Laser, with the remaining increase due to a shift in product mix to CO2 lasers with higher output power. Net sales of lasers for marking and micro applications increased by 14% to $186.0 million compared to fiscal year 2004, mainly due to the contribution of Lee Laser and the strong demand for our micro products mainly in medical instrument applications. The overall net sales increase was also supported by a strong service, spare parts, and component business which increased by 26% to $131.3 million in fiscal year 2005.

Gross Profit – The Company’s gross profit of $153.0 million increased by $20.8 million, or 16%, over the prior year. As a percentage of sales, gross profit remained at 41%. The percentage margin in fiscal year 2005 was primarily a result of a favorable product mix. Gross profit was favorably affected by $3.6 million in fiscal year 2005 due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $7.9 million, or 14%, to $66.2 million, compared to fiscal year 2004 primarily due to a full year impact of the consolidation of PRC and Lee Laser and expenses associated with Section 404 certification required by the Sarbanes Oxley Act of 2002. As a percentage of net sales, selling, general and administrative expenses remained at 18%. Selling, general and administrative expenses were unfavorably affected by $2.1 million in fiscal year 2005 due to the weakening of the U.S. dollar.

Research and Development – The Company’s net expenses for research and development amounted to $22.6 million, which represents an increase of $2.1 million, or 10%, over fiscal year 2004 primarily due to ongoing research and development work mainly in the area of diode pumped, solid-state lasers, and CO2 lasers. Gross research and development expenses for fiscal years 2005 and 2004, were $23.5 million and $21.6 million, respectively, and were reduced by $0.9 million and $1.1 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, especially in Europe. Research and development expenses were unfavorably affected by $0.9 million in fiscal year 2005 due to the weakening of the U.S. dollar.

Income Tax Expense – Income tax expense of $20.6 million in fiscal year 2005 and $17.6 million in fiscal year 2004, represent effective tax rates of 35.2% for both periods. The effective tax rate in both years is the result of higher income in countries with lower statutory income tax rates, tax exempt interest income in the U.S. and reductions in the valuation allowance on net operating loss carryforwards.

Net Income – As a result of the foregoing factors, the Company’s net income of $38.0 million ($2.44 per diluted share, based on 15.6 million weighted average common shares outstanding) in fiscal year 2005 increased by $5.5 million over the prior year’s net income of $32.4 million ($2.31 per diluted share, based on 14.0 million weighted average common shares outstanding). Currency translation decreased net income by $0.4 million, or 1%, of fiscal year 2005 net income.

Fiscal Year 2004 Compared to Fiscal Year 2003

Net Sales – Net sales of $322.6 million represents an increase of $64.9 million, or 25%, over the prior year. Net sales increased $47.4 million, or 23%, in Europe/Asia and increased $17.5 million, or 33%, in the United States, as compared to the prior year. The U.S. dollar weakened against foreign currencies, which had a favorable effect on net sales of $26.3 million. Net sales of laser products for macro applications increased by 16%, to $158.8 million, over the prior year. These increases represent mainly the additional revenue of $7.1 million recognized from a technical license agreement, increased revenue of the Company’s component businesses and higher demand for the Company’s lasers from the machine tool industry. Net sales of lasers for marking and micro applications increased by 35% to $163.8 million compared to fiscal year 2003. This increase can be attributed primarily to a recovery in demand for lasers for marking applications from the semiconductor and electronics industries, increased sales to the automotive industry, and higher volumes of lasers for micro application such as dental and jewelry. The overall net sales increase was also supported by a strong service and spare parts business.

Gross Profit – The Company’s gross profit of $132.2 million increased by $35.9 million, or 37%, over the prior year. As a percentage of sales, gross profit increased from 37% to 41%. The higher percentage margin in fiscal year 2004 was primarily a result of the more favorable product mix and revenues from the technical license agreement as described under net sales. Gross profit was favorably affected by $7.8 million in fiscal year 2004 due to the weakening of the U.S. dollar.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased $7.1 million, or 14%, to $58.3 million, compared to fiscal year 2003 and reflects the support of a higher sales volume. As a percentage of net sales, selling, general and administrative expenses decreased from 20% to 18%. Selling, general and administrative expenses were unfavorably affected by $4.7 million in fiscal year 2004 due to the weakening of the U.S. dollar.

Research and Development – The Company’s net expenses for research and development amounted to $20.5 million, which represents an increase of $2.4 million, or 13%, over fiscal year 2003 primarily due to ongoing research and development work mainly in the area of diode pumped, solid-state lasers, and CO2 diffusion cooled, wave-guide technology. Gross research and development expenses for fiscal years 2004 and 2003 were $21.6 million and $19.0 million, respectively, and were reduced by $1.1 million and $0.9 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving government grants towards research and development, especially in Europe. The Company conducts a significant portion of research and development in Europe, and therefore incurs expenses in foreign currencies. Research and development expenses were unfavorably affected by $2.1 million in fiscal year 2004 due to the weakening of the U.S. dollar.

Income Tax Expense – Income tax expense of $17.6 million in fiscal year 2004 and $9.4 million in fiscal year 2003 represent effective tax rates of 35.2% and 38.1%, respectively. The lower effective tax rate in 2004 is mainly due to a higher earnings basis, higher income in countries with lower statutory income tax rates, tax exempt interest income in the U.S. and the benefit from the utilization of net operating loss carryforwards which had a full valuation allowance.

Net Income – As a result of the foregoing factors, the Company’s net income of $32.4 million in fiscal year 2004 increased by $17.1 million over the prior year’s net income of $15.3 million. Basic and diluted earnings per share equaled $2.41 and $2.31, respectively, based upon a weighted average of 13.5 million and 14.0 million common shares outstanding, as compared to basic and diluted earnings per share of $1.31 and $1.29, respectively, based upon a weighted average of 11.6 million and 11.9 million common shares outstanding for the same period in fiscal year 2003. Currency translation decreased net income by $0.9 million, or 2.8%, of fiscal year 2004 net income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity at September 30, 2005, were cash and cash equivalents of $40.6 million, short-term investments of $78.7 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $75.5 million (translated at the applicable exchange rate at September 30, 2005). As of September 30, 2005, $10.2 million was outstanding under the Deutsche Bank facility and $28.2 million under other lines of credit. Therefore, $62.1 million is unused and available under Rofin’s lines of credit. The Company is subject to financial covenants under this facility and these lines of credit, which could restrict the Company from drawing money under them. At September 30, 2005, the Company was in compliance with these covenants.

Additionally, the Company has outstanding short-term debt with a German bank, which was used to finance part of the acquisition, and to refinance the existing debt, of CBL. At September 30, 2005, $2.7 million was outstanding under this credit agreement. Based on maturities, the $2.7 million has been included in the caption “Line of credit and short-term borrowings” in the accompanying consolidated balance sheet.

Cash and cash equivalents increased by $2.4 million during fiscal year 2005. Approximately $38.1 million in cash and cash equivalents were provided by operating activities, primarily as the result of increased net income and other non-cash items, principally depreciation and amortization. Operating cash flow was negatively affected by a decrease in accrued liabilities and accounts payable and an increase in inventories, partially offset by a decrease in accounts receivable and an increase in income taxes payable.

Uses of cash for investing activities totaled $23.8 million for the year ended September 30, 2005, and related primarily to the purchase of short-term investments ($16.6 million) and various additions to property and equipment in connection with the expansion of the Company’s operations ($6.3 million).

Net cash used by financing activities totaled $9.2 million and was primarily related to current period repayments of bank debt, net of borrowings of $12.8 million, partially offset by $3.6 million generated through issuance of new shares from the exercise of stock options.

The Company expects that its capital expenditures will be approximately $7.0 million in 2006.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

The following table illustrates the Company’s contractual obligations as of September 30, 2005:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term debt	20,850	—	20,850	—	—
Capital lease obligations	126	57	57	12	—
Operating lease obligations	19,312	6,261	9,959	2,510	582
Purchase obligations	53,235	41,550	11,685	—	—
Other long-term liabilities	505	—	—	—	505
Total	$94,028	$47,868	$42,551	$2,522	$1,087

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 66% of its net sales are denominated in other currencies, primarily Euro, Swedish krona, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, and Chinese RMB. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $7.5 million at September 30, 2005, as compared to $11.6 million at September 30, 2004.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, as well as cost of goods sold, gross margin, selling, general and administrative expenses, and research and development expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

The following table illustrates the effect of the changes in exchange rates on the Company’s fiscal 2005, 2004 and 2003, net sales, gross profit, and income from operations:

	Fiscal Year 2005		Fiscal Year 2004		Fiscal Year 2003
	Actual	At 2004 Exchange Rates	Actual	At 2003 Exchange Rates	Actual	At 2002 Exchange Rates
	(in millions)
Net sales	$375.2	$363.8	$322.6	$296.3	$257.7	$229.5
Gross profit	153.0	149.4	132.2	124.4	96.3	88.5
Income from operations	59.0	58.4	51.0	50.0	25.3	25.3

Between fiscal year 2005 and 2004, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 2.3%. The impact of this strengthening was to increase net sales and gross profit by $11.4 million and $3.6 million, respectively, because approximately 66% of sales are denominated in other currencies, primarily the Euro. However, because more than 66% of operating expenses are also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses and thereby reducing the overall exchange rate effect on income from operations by $0.6 million.

Between fiscal year 2004 and 2003, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 11%. The impact of this strengthening was to increase net sales and gross profit by $26.3 million and $7.8 million, respectively, because approximately 71% of sales are denominated in other currencies, primarily the Euro. However, because approximately 82% of operating expenses are also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses, thereby reducing the overall exchange rate effect on income from operations by $1.0 million.

Between fiscal year 2003 and 2002, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 15%. The impact of this strengthening was to increase net sales and gross profit by $28.2 million and $7.8 million, respectively, because approximately 75% of sales are denominated in other currencies, primarily the Euro. However, because more than 75% of operating expenses are also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses, thereby reducing the overall exchange rate effect on income from operations.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 1 of the consolidated financial statements. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

Allowance for Doubtful Accounts

The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers’ financial condition and liquidity. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. No individual customer represents more than 10% of total accounts receivable. Any increase in allowance will impact operating income during a given period.

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

Warranty Reserves

The Company provides reserves for the estimated costs of product warranties when revenue is recognized. The Company relies upon historical experience, expectation of future conditions, and its service data to estimate its warranty reserve. The Company continuously monitors these data to ensure that the reserve is sufficient. . Warranty expense has historically been with our expectations. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims (such costs may include material, labor, and travel costs), revisions to the estimated warranty liability would be required. Increases in reserves will impact operating income during the period.

Pension Obligations

The determination of the Company’s obligation and expense for pension is dependent on the selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates, and rates of future compensation increases. In addition, the Company’s actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop their calculations of these amounts. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension benefits expense the Company has recorded or may record.

The discount rate enables the Company to state expected future cash flows at a present value on the measurement date. The Company has little latitude in selecting this rate and it must represent the market rate of high-quality fixed income investments. A lower discount rate increases the present value of benefit obligations and increases pension expense.

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of fiscal year 2006. The Company expects that the adoption of SFAS No. 151 will not have a material effect on the financial statements.

In December 2004, the FASB enacted SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our results of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company beginning on October 1, 2005 using modified prospective application. The Company anticipates that the impact of adoption will reduce earnings per share by approximately $0.10 per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a correction of an error in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors beginning October 1, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

As of September 30, 2005, the Company maintained cash equivalents and short-term investments of $82.2 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be approximately $0.2 million.

As of September 30, 2005, the Company had $3.6 million of variable rate debt on which the interest rate is reset every six months, $5.0 million of variable rate debt on which the interest rate is set annually and $32.3 million of fixed rate debt. Maturities of this debt are as follows: $20.2 million is due in 2006, $3.7 million is due in 2007, $14.2 million is due in 2008, and $3.0 million is due in 2009. A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

Additionally, the Company entered into interest swap agreements of total notional amount of Euro 13.0 million (equivalent to $15.7 million based on the exchange rate at September 30, 2005) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2005, the Company held no forward exchange options or currency forward contracts. Additionally the Company entered into currency and interest swap agreements of total notional amount 20.6 million Swiss franc to minimize the interest expense on short and long-term debt. As of September 30, 2005, an amount of 3.4 million Swiss franc (equivalent to $2.7 million based on the exchange rate at September 30, 2005) was outstanding under these swap agreements. The gains or losses resulting from a 10% change in currency exchange rates would result in an increase of $0.2 million or a decrease of $0.1 million of net income after tax.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to Item 302(a) of Regulation S-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of the Company’s chief executive officer and chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part III, Item 15 of this Form 10-K sets forth the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting and of management’s assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the KPMG report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods set forth in applicable Securities and Exchange Commission forms, rules and regulations. In addition, Rofin has reviewed its internal control over financial reporting and has concluded that there has been no change in such internal control during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records, that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of September 30, 2005, the end of its fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

The Company’s independent registered public accounting firm, KPMG LLP, audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part III, Item 15 of this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders to be held in March 2006, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders to be held in March 2006, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders to be held in March 2006, and is incorporated by reference herein.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2005:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Equity Incentive Plan	1,289,600	21 3/5	300,500
Total equity compensation plans approved by security holders	1,289,600	21 3/5	300,500
Equity compensation plans not approved by security holders	—	—	—
Total	1,289,600	21 3/5	300,500

The remaining information called for by this item 12 relating to Securities Authorized for Issuance Under Equity Compensation Plans is incorporated by reference to note 15 of the Consolidated Financial Statements included at Part III, Item 15 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in the “Compensation Committee”, “Interlocks and Insider Participation” and “Certain Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2006 Annual Meeting of Stockholders to be held in March 2006, and is incorporated by reference herein.

The Company had sales to its minority shareholder in Japan amounting to $1.1 million, $1.8 million, and $1.6 million in fiscal years 2005, 2004, and 2003, respectively, and the amounts outstanding related to those sales are listed as accounts receivable from related party in the consolidated balance sheet. Accounts receivable from related party also includes trade receivables from the minority shareholder of Rofin-Baasel China of $0.2 million at September 30, 2005.

The Company’s sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg (Germany) is rented under a 25-year operating lease from the former minority shareholder of CBL, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract. The Company paid rent expense of $0.6 million, $0.6 million, and $0.5 million to the former minority shareholder during fiscal years 2005, 2004, and 2003, respectively. Receivables from the director and former minority shareholder of CBL as of September 30, 2005, amounted to less than $0.1 million and are included in other accounts receivable.

The Company has accrued $0.1 million at September 30, 2005, for the option to purchase the remaining minority interests in Optoskand AB. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet.

Accounts payable to related party also includes a short-term loan from the minority shareholder of Dilas of $0.1 million at September 30, 2005, and accounts payable to the minority shareholder of Rofin-Baasel China amounting to $34,000 at September 30, 2005.

The Company believes that all transactions noted above, have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2003 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2003, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants - All Other Fees” in the definitive form of the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders to be held in March 2006, is incorporated by reference herein.

PART III

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1.	Consolidated Financial Statements

The following financial statements are filed as part of this Annual Report:

		Reports of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets as of September 30, 2005, and 2004	F-3

		Consolidated Statements of Operations for the years ended September 30, 2005, 2004, and 2003	F-4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2005, 2004, and 2003	F-5

		Consolidated Statements of Cash flows for the years ended September 30, 2005, 2004, and 2003	F-6

		Notes to Consolidated Financial Statements	F-7

	2.	Financial Statement Schedules

		Independent Auditors’ Report	F-26

		Schedule II – Valuation and Qualifying Accounts	F-27

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

	3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

3.2	By-Laws of the Company (**)

4.1	Form of Rights Agreement (*)

10.1	Form of Sale and Transfer Agreement between Siemens Aktiengesellschaft and Rofin-Sinar Technologies Inc. (*)

10.2	Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-Sinar Technologies Inc. (*)

10.3	Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar, Inc., Siemens Corporation, and Siemens Power Corporation (*)

10.4	Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5	Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation, Rofin-Sinar Laser GmbH, and Marubeni Corporation (*)

10.6	Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar Laser GmbH, Marubeni Corporation, and Nippei Toyama Corporation (*)

10.7	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin-Sinar Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin-Sinar Laser GmbH (in German, English summary provided) (*)

10.9	Lease Agreement, dated June 14, 1989, between DR Group and Rofin-Sinar, Incorporated (Mast Street property) (*)

10.10	Lease Agreement, dated March 25, 1993, between DR Group and Rofin-Sinar, Incorporated (Plymouth Oaks Drive property) (*)

10.11	Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*)

10.12	Form of 1996 Equity Incentive Plan (*)

10.13	Form of 1996 Non-Employee Directors’ Stock Plan (*)

10.14	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)

10.15	Form of Employment Agreement, dated as of September 2, 1996, among Peter Wirth, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*)

10.16	Form of Employment Agreement, dated as of September 2, 1996, among Hinrich Martinen, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary

EXHIBIT NUMBER	DESCRIPTION

provided) (*)

10.17	Form of Employment Agreement, dated as of September 2, 1996, among Günther Braun, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (***)

10.18	English Translation of Acquisition Agreement, dated as of April 29, 2000, by and between Mannesmann Demag Krauss-Maffei AG and Rofin-Sinar Laser GmbH (****)

10.19	English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

10.20	Lease Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

10.21	2002 Equity Incentive Plan (*****)

14.1	Code of Business Ethics (******)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**)	Incorporated by reference to the exhibit filed with the Company’s Quarterly Report for the period ended March 31, 1998.

(***)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 18, 2001.

(*****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2005	ROFIN-SINAR TECHNOLOGIES INC.
	By:	/s/ Günther Braun
Günther Braun
President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Wirth	Chairman of the Board	December 9, 2005
Peter Wirth

/s/ Günther Braun	President, Chief Executive Officer, Chief Financial Officer and Director	December 9, 2005
Günther Braun

/s/ William Hoover	Director	December 9, 2005
William Hoover

/s/ Ralph Reins	Director	December 9, 2005
Ralph Reins

/s/ Gary Willis	Director	December 9, 2005
Gary Willis

/s/ Carl F. Baasel	Director	December 9, 2005
Carl F. Baasel

/s/ Daniel Smoke	Director	December 9, 2005
Daniel Smoke

/s/ Stephen Fantone	Director	December 9, 2005
Stephen Fantone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rofin-Sinar Technologies Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP Detroit, Michigan December 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A), that Rofin-Sinar Technologies Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rofin-Sinar Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Rofin-Sinar Technologies Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rofin-Sinar Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 9, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP Detroit, Michigan December 9, 2005

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except share data)

	September 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$40,602	$38,216
Short-term investments	78,675	62,050
Accounts receivable, trade	79,921	82,833
Less allowance for doubtful accounts	(2,398)	(2,519)
Trade accounts receivable, net	77,523	80,314
Accounts receivable from related party (note 12)	1,110	172
Other accounts receivable	1,691	1,647
Inventories (note 2)	107,105	106,420
Prepaid expenses	1,806	1,260
Deferred income tax assets (note 9)	8,003	7,554
Total current assets	316,515	297,633
Property and equipment, at cost (note 3)	70,911	68,931
Less accumulated depreciation	(36,690)	(34,803)
Property and equipment, net	34,221	34,128
Deferred income tax assets (note 9)	2,949	1,793
Goodwill, net (note 4)	61,493	61,779
Intangibles, net (note 4)	13,158	18,069
Other assets	302	404
Total assets	$428,638	$413,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit and short-term borrowings (notes 6 and 7)	$20,152	$49,819
Accounts payable, trade	14,702	17,306
Accounts payable to related party (note 12)	230	1,790
Income taxes payable (note 9)	9,943	9,307
Deferred income tax liabilities (note 9)	3,336	5,280
Accrued liabilities (note 5)	46,149	50,591
Total current liabilities	94,512	134,093
Long-term debt (note 7)	20,850	4,983
Pension obligations (note 10)	11,126	8,567
Deferred income tax liabilities (note 9)	5,339	6,078
Minority interests	2,072	1,700
Other long-term liabilities	573	1,001
Total liabilities	134,472	156,422
Commitments and contingencies (note 8)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 15,122,650 (14,930,550 at September 30, 2004) shares issued and outstanding	151	149
Additional paid-in capital	162,550	158,777
Retained earnings	125,071	87,096
Accumulated other comprehensive income	6,394	11,362
Total stockholders’ equity	294,166	257,384
Total liabilities and stockholders’ equity	$428,638	$413,806

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

(dollars in thousands, except share and per share amounts)

	Years ended September 30,
	2005	2004	2003

Net sales	$375,191	$322,628	$257,746
Cost of goods sold	222,189	190,473	161,465
Gross profit	153,002	132,155	96,281

Selling, general and administrative expenses	66,171	58,336	51,282
Research and development expenses	22,565	20,473	18,060
Amortization expense	5,270	2,389	1,654
Income from operations	58,996	50,957	25,285

Other expense (income):
Interest, net	148	1,771	3,249
Minority interest	554	708	709
Foreign currency losses (gains)	351	(1,148)	(3,139)
Miscellaneous	(627)	(452)	(261)
Total other expense, net	426	879	558
Income before income taxes	58,570	50,078	24,727
Income tax expense (note 9)	20,595	17,648	9,422
Net income	$37,975	$32,430	$15,305

Earnings per share (note 11):
Basic	$2.52	$2.41	$1.31
Diluted	$2.44	$2.31	$1.29

Weighted average shares used in computing
earnings per share (note 11):

Basic	15,071,692	13,478,606	11,639,898

Diluted	15,561,006	14,020,154	11,863,094

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003

(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
BALANCES at September 30, 2002	11,551,800	$115	$76,156	$39,361	$(7,214)	$108,418
Comprehensive income:
Fair value of interest swap agreement		—	—	—	204	204
Foreign currency translation adjustment		—	—	—	12,893	12,893
Net income		—	—	15,305	—	15,305
Total comprehensive income						28,402

Common stock issued in connection with stock incentive plans	356,800	4	3,762	—	—	3,766
BALANCES at September 30, 2003	11,908,600	$119	$79,918	$54,666	$5,883	$140,586
Comprehensive income:
Fair value of interest swap agreement		—	—	—	606	606
Foreign currency translation adjustment		—	—	—	4,873	4,873
Net income		—	—	32,430	—	32,430
Total comprehensive income						37,909
Tax benefit applicable to exercise of stock options			1,793			1,793
Common stock issued in connection with:
Secondary stock offering	2,860,000	29	75,236	—	—	75,265
Stock incentive plans	161,950	1	1,830	—	—	1,831
BALANCES at September 30, 2004	14,930,550	$149	$158,777	$87,096	$11,362	$257,384
Comprehensive income:
Fair value of interest swap agreement		—	—	—	302	302
Minimum pension liability		—	—	—	(1,186)	(1,186)
Foreign currency translation adjustment		—	—	—	(4,084)	(4,084)
Net income		—	—	37,975	—	37,975
Total comprehensive income						33,007
Tax benefit applicable to exercise of stock options			1,420			1,420
Common stock issued in connection with:
Stock incentive plans	192,100	2	2,353	—	—	2,355
BALANCES at September 30, 2005	15,122,650	$151	$162,550	$125,071	$6,394	$294,166

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

(dollars in thousands)

	Years ended September 30,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,975	$32,430	$15,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,451	6,730	5,888
Issuance of restricted stock	176	146	27
Provision for doubtful accounts	(29)	230	282
Exchange rate gains	(172)	(864)	(3,371)
Loss on disposal of property and equipment	86	280	251
Deferred income taxes	(3,655)	(559)	2,511
Increase in minority interest	595	708	709
Change in operating assets and liabilities:
Trade accounts receivable	1,542	3,498	2,872
Other accounts receivable	(114)	(540)	1,427
Inventories	(2,540)	(3,756)	(366)
Prepaid expenses and other	(890)	(405)	700
Accounts payable	(4,872)	(7,819)	(9,143)
Income taxes payable	2,350	3,265	78
Accrued liabilities and pension obligations	(2,823)	5,538	8,688
Net cash provided by operating activities	38,080	38,882	25,858
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6,314)	(4,469)	(3,499)
Proceeds from the sale of property and equipment	289	132	157
Purchases of short-term investments, net	(16,625)	(58,050)	(4,000)
Acquisition of business, net of cash acquired	(1,181)	(34,960)	—
Net cash used in investing activities	(23,831)	(97,347)	(7,342)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank	41,137	8,792	3,576
Repayments to bank	(53,931)	(28,477)	(8,249)
Payment to subsidiary’s minority shareholders	—	(715)	(141)
Issuance of additional shares	—	75,265	—
Issuance of common stock	2,178	1,685	3,739
Net cash provided by (used in) financing activities	(10,616)	56,550	(1,075)
Effect of foreign currency translation on cash	(1,247)	(356)	2,734

Net increase (decrease) in cash and cash equivalents	2,386	(2,271)	20,175
Cash and cash equivalents at beginning of year	38,216	40,487	20,312
Cash and cash equivalents at end of year	$40,602	$38,216	$40,487
Cash paid during the year for interest	$1,886	$2,966	$4,143
Cash paid during the year for income taxes	$22,171	$11,883	$5,920

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005, 2004, and 2003

(dollars in thousands, except per share amounts)

1.	SUMMARY OF ACCOUNTING POLICIES
(a)	Description of the Company and Business

The primary business of Rofin is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company’s customers are in the machine tool, automotive and semiconductor and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2005, 2004, and 2003 Rofin generated approximately 65%, 65%, and 67%, respectively of its revenues from the sale of lasers and laser systems and approximately 35%, 35%, and 33%, respectively, from aftermarket support for the Company’s existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. (“Rofin” or “RSTI” or “the Company”) and its wholly-owned subsidiaries. Rofin consists of Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”) and Rofin-Sinar Technologies Europe S.L. (“RSTE”). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 76% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Espana S.L. (“RBE”), 100% of Rofin-Baasel Taiwan Ltd., and 100% of Rofin-Baasel Korea Co., Ltd..

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its 88%-owned subsidiary Rofin-Baasel Japan Corp. (a Japanese corporation), its 100%-owned subsidiaries Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), and CBL Verwaltungsgesellschaft GmbH, its 90%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. (“CBL”), and its 80%-owned subsidiary Rofin-Baasel China CO., Ltd. (formed in July 2005).

CBL includes the consolidated accounts of its wholly-owned subsidiaries Rofin-Baasel, Inc. (“RB Inc”), Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH.

All significant intercompany balances and transactions have been eliminated in consolidation.

On March 29, 2004, the Company issued and sold 2.5 million common shares in an underwritten public offering at a price of $28.00 per share. The underwriters exercised their over-allotment option on April 8, 2004 resulting in 360,000 additional common shares being issued and sold. The Company realized net proceeds of $75,265 as a result of these transactions. The Company intends to use the aggregate net proceeds from the offering for working capital, other general corporate purposes, and for acquisitions of complementary products, technologies or businesses as opportunities arise.

(b)	Acquisitions

The Company uses the purchase method of accounting for its acquisitions with the respective results of operations included in the consolidated results from the date of acquisition.

•

Effective December 31, 2002, the remaining 9.99% of shares of CBL were purchased by the Company through RSL in January 2003, under an option agreement between the Company and the former minority shareholder of CBL.

•

On March 31, 2003, the Company acquired an additional 37% of the share capital of Rofin-Marubeni Laser Corporation, Atsugi-shi (Japan) through its wholly-owned subsidiary RSL for $0.1 million in cash. RSL subsequently holds 88% of the share capital. As of May 1, 2003, Rofin-Marubeni Laser Corporation (Japan) was renamed Rofin-Baasel Japan Corporation.

•

On February 28, 2004, the Company acquired 90% of the share capital of Optoskand AB, Gothenburg (Sweden) through its wholly-owned subsidiary RSL. The Company has a call option exercisable beginning in 2009 for the remaining 10% of the common stock for a fixed price of approximately $0.1 million. The accompanying financial statements present Optoskand as if it was 100% owned.

•

On August 20, 2004, the Company acquired an additional 15% of the share capital of Dilas Diodenlaser GmbH, Mainz (Germany) through its wholly-owned subsidiary RSTE. The Company currently holds 95% of the share capital.

•

On August 31, 2004, the Company acquired 100% of the share capital of PRC Laser Corporation based in Landing, New Jersey (including its wholly-owned European subsidiary PRC Laser Europe N.V., Oudenaarde, Belgium) and Lee Laser, Inc. based in Orlando, Florida. This acquisition further strengthened the Company’s position in the North American market for industrial lasers and increased the Company’s customer base in North America and Asia.

•

Effective December 9, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 76% of the share capital. This purchase resulted in goodwill of $0.6 million.

The following unaudited pro-forma financial information for the PRC and Lee Laser acquisition reflects the consolidated results of operations as if the acquisition had taken place on October 1, 2002.

	2004	2003
Net sales	$357,541	$285,889
Net income	$33,016	$14,364
Earnings per average weighted share - Basic	2.45	1.23
Earnings per average weighted share - Diluted	2.35	1.21
(c)	Cash Equivalents and Short-term Investments

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Certain auction rate securities have been reclassified from cash equivalents to short-term investments. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company has historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on the ability to either liquidate the holdings or roll the investment over to the next reset period.

In November 2005, the Company determined that the investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash equivalents. In addition, “Purchases of short-term investments” and “Redemptions of short-term investments”, included in the accompanying consolidated statements of cash flows, have been included to reflect the purchases and sales of auction rate securities during the years presented.

Interest income on cash equivalents and short-term investments was $2,126, $1,108, and $422 for the years ended September 30, 2005, 2004, and 2003, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

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

Useful Lives
Buildings	40 Years
Machinery and equipment	3-10 Years
Furniture and fixtures	3-10 Years
Computers and software	3-4 Years
Leasehold improvements	Lessor of term of lease or 15 Years

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

Goodwill represents the excess purchase price over the fair value of the assets acquired in connection with the Company’s acquisitions.

Goodwill is required to be tested on an annual basis for potential impairment at the reporting unit level. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from other activities, operations, and assets of the entity. A reporting unit can be no higher than a reportable operating segment and would generally be lower than that level of reporting. The Company identified three reporting units: the German reporting unit; the United States reporting unit; and the reporting unit for the rest of the world.

In testing for impairment, the fair value of each reporting unit is compared to its carrying amount. If the carrying value is below the fair value assessment, there will be no impairment loss. If the fair value is below the carrying value, then the Company is required to perform an additional test to determine the impaired fair value of the goodwill and its carrying amount.

The Company completed its annual goodwill impairment testing as of October 1 and determined that the fair value of each reporting unit exceeds its carrying value and accordingly, the second step of the impairment test was not required to be performed.

(g)	Revenue Recognition and Accounts Receivable Valuation

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Terms under these arrangements are generally free on board (“FOB”) shipping point, or (“EXW”) ex works factory, at which time legal title passes from the Company to the customer. Therefore, delivery is generally considered to have occurred upon shipment. In certain circumstances customers may negotiate different terms. In these situations, delivery is considered to have occurred once legal title has passed from the Company to the customer. This may be at delivery to the customer’s destination or acceptance by the Company’s customer. The Company’s products typically include a one-year warranty and the estimated cost of product warranty claims is accrued at the time the sale is recognized, based on historical experience.

Sales to end-user customers and resellers typically do not have customer acceptance provisions and only certain of the original equipment manufacturer (OEM) customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at a Company site or by the customer’s acceptance of the results of a testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs.

The vast majority of our sales are made to OEMs, resellers and end-users in the industrial market. Sales made to OEMs and resellers in the industrial market do not require installation of the products by the Company, as installation is performed by the customer and are not subject to other post-delivery obligations. For end-users, where the Company has agreed to perform installation or provide training, the Company defers revenue related to installation services until installation is completed. The Company defers revenue on training services until these services are provided.

The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers’ financial condition and liquidity. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required.

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

The Company’s estimate of costs to fulfill its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required.

(j)	Foreign Currency Translation

The assets and liabilities of the Company’s operations outside the United States are translated into U.S. dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated using a weighted average exchange rate during the period. Gains or losses resulting from the translation of foreign currency financial statements are recorded as a separate component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in net income.

(k)	Earnings per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options).

(l)	Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability, and fair value of interest rate swap agreements, and is presented in the consolidated statements of stockholders’ equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

	September 30,
	2005	2004
Foreign currency translation adjustment	$7,519	$11,603
Minimum pension liability (net of tax effect of $746)	(1,186)	—
Fair value of interest swap agreements (net of tax effect of $37 in 2005 and $139 in 2004 )	61	(241)
Total accumulated other comprehensive income	$6,394	$11,362

(m)	Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $895, $1,056, and $936 received for the years ended September 30, 2005, 2004, and 2003, respectively. The Company has no future obligations under such grants.

(n)	Financial Instruments

The fair value of financial instruments, consisting principally of cash, short-term investments, accounts receivable, accounts payable, and line of credits, approximate carrying value due to the short-term nature of such instruments. The fair value of long-term debt approximates the carrying value due to the variable based interest on such debt. The fair values of interest rate swap agreements were estimated by discounting expected cash flows using market interest rates over the remaining term of the instrument.

(o)	Derivative Financial Instruments

The Company uses derivative financial instruments to manage funding costs and exposures arising from fluctuations in interest rates. These derivative financial instruments consist primarily of interest rate swaps. The Company does not use derivative financial instruments for trading purposes.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133” require that all derivative instruments be recorded on the balance sheet as either an asset or liability measured at their respective fair values and that changes in the derivative instruments’ fair value be recognized in earnings. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be paid related to a recognized liability (“cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item.

Interest rate swap agreements designated as hedges of the Company’s financial liabilities are recorded in the consolidated balance sheet at fair value. Adjustments to the fair value of the derivative asset or liability are recorded as an adjustment to interest expense.

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2005, the Company held no forward contracts or forward exchange options.

The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements.

(p)	Use of Estimates

Management of the Company makes a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reporting of revenues and expenses, to prepare these financial statements in conformity with generally accepted U.S. accounting principles. Significant items subject to such estimates and assumptions include the valuation allowance for receivables, inventory reserves, warranty liabilities, and assets and obligations related to employee benefits. Actual results could differ from these estimates.

(q)	Stock Incentive Plans

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R “Share-Based Payment”. This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. Beginning October 1, 2005, the Company is required to record compensation expense for its employee stock options and share purchase rights in accordance with SFAS No. 123R.

Because the Company follows APB Opinion 25 to account for stock options, no compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant.

Had compensation cost for these plans, as prescribed by SFAS No. 123, been determined based on the Black-Scholes value at the grant dates for awards, pro-forma net income and earnings per share would have been:

	Year ended September 30,
	2005	2004	2003
Net income – as reported	$37,975	$32,430	$15,305
Add back:
Stock-based compensation expense included in reported net income	176	146	27
Deduct:
Stock-based compensation expense determined under fair value method	(1,521)	(1,270)	(621)
Pro-forma net income	$36,630	$31,3066	$14,711
Basic earnings per share:
As reported	$2.52	$2.41	$1.31
Pro-forma	$2.43	$2.32	$1.26
Diluted earnings per share:
As reported	$2.44	$2.31	$1.29
Pro-forma	$2.35	$2.23	$1.24

The following assumptions were used in the determination of pro-forma compensation cost under the provisions of SFAS No. 123:

	2005 Grant (369,000 Shares)	2004 Grant (285,500 Shares)	2003 Grant (262,000 Shares)
Weighted average grant date fair value	$33.54	$15.18	$4.54
Expected life	5 Years	5 Years	5 Years
Volatility	50.0%	50.0%	50.0%
Risk-free interest rate	3.35%	2.79%	2.78%
Dividend yield	0%	0%	0%
Annual forfeiture rate	1.09%	1.09%	1.87%

For purposes of the pro-forma calculations under SFAS No. 123, the Company’s stock-based compensation is expensed over the vesting period of the option using the straight-line method.

(r)	Shipping and Handling Costs

The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. In accordance with EITF No. 00-10, revenue received from shipping and handling fees is reflected in net sales.

(s)	Reclassifications

Certain balances from 2004 have been reclassified to conform with the current presentation.

(t)	New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred beginning in the first quarter of fiscal 2006. The Company expects that the adoption of SFAS No. 151 will not have a material effect on the consolidated financial statements.

In December 2004, the FASB enacted SFAS No. 123R, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the results of operations. The accounting provisions of SFAS No. 123R will be adopted by the Company beginning on October 1, 2005 using modified prospective application. The Company anticipates that the impact of adoption will reduce earnings per share by approximately $0.10 per share.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a correction of an error in previously issued financial statements should be termed a “restatement”. The new standard is effective for accounting changes and correction of errors beginning October 1, 2005. The Company does not expect that the adoption of SFAS No.154 will have a material impact on our consolidated financial position or results of operations.

2.	INVENTORIES

Inventories are summarized as follows:

	September 30,
	2005	2004
Finished goods	$10,268	$14,147
Work in progress	28,173	26,659
Raw materials and supplies	38,913	38,804
Demo inventory	11,346	9,525
Service parts	18,405	17,285
Total inventories	$107,105	$106,420

3.	PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,
	2005	2004
Buildings	$28,062	$28,348
Technical machinery and equipment	17,589	17,003
Furniture and fixtures	13,072	12,670
Computers and software	6,535	6,070
Leasehold improvements	5,653	4,840
Total property and equipment, at cost	$70,911	$68,931

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2005, and 2004, are as follows:

	Germany	United States	Other	Total
Balance as of September 30, 2003	$33,566	$2,610	$11,882	$48,058
Additional goodwill from acquisitions	4,149	6,751	362	11,262
Currency exchange difference	1,675	145	639	2,459
Balance as of September 30, 2004	$39,390	$9,506	$12,883	$61,779
Additional goodwill from acquisitions	—	300	597	897
Currency exchange difference	(831)	(64)	(288)	(1,183)
Balance as of September 30, 2005	$38,559	$9,742	$13,192	$61,493

The carrying values of other intangible assets are as follows:

	September 30, 2005		September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$7,212	$2,090	$7,421	$1,698
Customer base	13,487	6,098	13,655	3,943
Other	4,088	3,441	3,668	1,034
Total	$24,787	$11,629	$24,744	$6,675

Patents are amortized over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Amortization expense for the years ended September 30, 2005, 2004, and 2003, was $5,270, $2,389, $1,654, respectively. At September 30, 2005, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2005, are as follows:

2006	$ 3,500
2007	2,800
2008	2,100
2009	1,900
2010	700
5.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,
	2005	2004
Employee compensation	$ 16,372	$ 14,308
Warranty reserves	10,836	13,375
Other taxes payable	524	298
Customer deposits	8,515	11,313
Other	9,902	11,297
Total accrued liabilities	$ 46,149	$ 50,591

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the years ended September 30, 2005, and 2004, is as follows:

Balance at September 30, 2003	$ 10,528
Additional accruals for warranties during the period	9,471
Usage during the period	(7,151)
Currency translation	527
Balance at September 30, 2004	13,375
Additional accruals for warranties during the period	2,892
Usage during the period	(5,263)
Currency translation	(168)
Balance at September 30, 2005	$ 10,836
6.	LINE OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2005 and 2004, $5,352 and $12,745, respectively, were outstanding under this loan facility as a result of borrowings by Rofin-Baasel Japan Corp., Rofin-Baasel Italiana S.r.l., Rasant, Rofin-Sinar UK Ltd. and Rofin-Baasel Singapore Pte. Ltd. at an average fixed interest rate of 2.3% for fiscal year 2005 and 2.9% for fiscal year 2004.

In addition, the Company’s non-U.S. subsidiaries have several lines of credit, which allow them to borrow in the applicable local currency. At September 30, 2005 and 2004, direct borrowings under these agreements totaled $12,133 and $15,865, respectively. The remaining unused portion of the lines of credit at September 30, 2005, was $47,176, in aggregate. Fixed interest rates vary from 0.8% to 4.1%, depending upon the country and usage of the available credit.

The short-term portion of the refinancing of the acquisition of CBL and its existing debt ($2,667) is included in the caption “Line of Credit and Short-Term Borrowings” (see note 7) in the accompanying consolidated balance sheet.

7.	LONG-TERM DEBT

Dilas and RSL maintain additional long-term credit facilities of $3,555, which expire in 2007, $3,253, which expire in 2008, and $3,012, which expire in 2008. Rasant and RRF maintain long-term credit facilities of $105 and $80, respectively, which expire in 2009. CBL maintains long-term credit facilities of $10,845, which expire in 2008, and $4,820 are borrowed under the credit line with Deutsche Bank. As of September 30, 2005, $20,850 was borrowed under such facilities at an average interest rate of 3.5%. As of September 30, 2004, $2,251 was borrowed under such facilities at an average interest rate of 3.8%.

On December 15, 2000, the Company refinanced its existing credit facilities for the financing of the acquisition and the assumption of the debt of CBL. As of September 30, 2005, one note aggregating $2,667 is outstanding under these credit facilities, bearing interest at the six-month Euribor rate, which expire in 2006. Based on the above maturity, $2,667 has been included in the caption “Line of Credit and Short-Term Borrowings” in the accompanying consolidated balance sheet (see note 6).

The Company has entered into interest swap agreements in Swiss franc to hedge the risk of changes in future cash flows due to the variable rate basis of the short and long-term debt and to reduce the Company’s overall cost of borrowing. At September 30, 2005, a total amount of 3.4 million Swiss franc (equivalent to $2,665 based on the exchange rate at September 30, 2005) with a maturity date of December 15, 2005, was outstanding under these swap agreements.

8.	LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017 (see note 12). The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2005, are:

Fiscal year ending September 30,	Total
2006	$ 6,261
2007	4,874
2008	3,347
2009	1,738
2010	1,331
2011 and thereafter	1,761

Rent expense charged to operations for the years ended September 30, 2005, 2004, and 2003, approximated $7,320, $5,622, and $5,183, respectively.

9.	INCOME TAXES

Total income taxes for the years ended September 30, 2005, 2004, and 2003, were allocated as follows:

	Years ended September 30,
	2005	2004	2003
Income taxes from continuing operations	$20,595	$17,648	$9,422
Stockholders’ equity;
Tax benefit applicable to the exercise of
stock options	(1,420)	(1,793)	—
Tax benefit applicable to the
additional minimum pension obligation	(746)	—	—
Tax expense applicable to the fair value
of interest swap agreements	176	360	135
Total income tax	$18,605	$16,215	$9,557

Income before income taxes is attributable to the following geographic regions:

	Years ended September 30,
	2005	2004	2003
United States	$12,037	$9,634	$2,898
Germany	38,343	33,042	16,341
France	945	555	260
Italy	1,118	582	1,053
Japan	889	494	113
United Kingdom	1,389	2,395	2,443
Singapore	1,906	2,298	244
Other	1,943	1,078	1,375
Total income before income taxes	$58,570	$50,078	$24,727

Income tax expense is comprised of the following amounts:

	Years ended September 30,
	2005	2004	2003
Current:
United States	$4,326	$2,126	$(58)
Foreign	19,956	14,996	7,022
Total current	24,282	17,122	6,964
Deferred:
United States	(1,473)	680	614
Foreign	(2,214)	(154)	1,844
Total deferred	(3,687)	526	2,458
Total income tax expense	$20,595	$17,648	$9,422

Statutory tax rates in the U.S., U.K., Italy, France, Spain, Belgium, the Netherlands, Sweden, Singapore, Japan, Taiwan, South Korea, and China approximate 34%, 30%, 37.25%, 33.83%, 35%, 33,99%, 31.19%, 28%, 25%, 40.30%, 32.50%, 25.34%, and 15%, respectively. Generally, in Germany retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for German federal corporate income tax purposes, a federal corporate income tax of 25% and a surcharge of 5.5% on the federal corporate income tax amount. In September 2002, the German government enacted the Flood Victim Solidarity Law which increased the base rate of German federal corporation taxation from 25% to 26.5% for fiscal year ending September 30, 2003, only.

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate of 34% is as follows:

	Years ended September 30,
	2005	2004	2003
Computed “expected” tax expense	$19,914	$17,027	$8,407
Difference between U.S. and foreign statutory rates	1,813	1,117	659
Utilization of foreign tax credits	—	—	(1,102)
Minority interest and other permanent differences	114	389	390
Adjustment of valuation allowance	(1,045)	(740)	771
Adjustment of prior-year tax estimates	—	—	(208)
Other	(201)	(145)	505
Actual tax expense	$20,595	$17,648	$9,422

The tax effects of temporary differences that give rise to the net deferred taxes are as follows:

	September 30,
	2005	2004
Deferred income tax assets:
Foreign
Net operating loss carryforwards	$678	$215
Pension obligations	1,389	803
Inventories	2,156	1,114
Other	346	528
Total Foreign	4,569	2,660
United States:
Net operating loss carryforwards	1,988	2,651
Warranty accrual	529	642
Inventories	3,796	3,509
Allowance for doubtful accounts	207	256
Pension obligations	252	198
Other	269	583
Total United States	7,041	7,839
Gross deferred income tax assets	11,610	10,499
Less: Valuation allowance	(2,129)	(3,110)
Net deferred income tax assets	$9,481	$7,389
Deferred income tax liabilities:
Foreign:
Property and equipment	(1,488)	(1,852)
Accrued liabilities	(55)	(32)
Accounts receivable	(170)	(374)
Accounts payable	(1,613)	(3,029)
Intangibles	(899)	(552)
Other	(627)	(17)

Total Foreign	(4,852)	(5,856)
United States:
Property & equipment	(479)	(367)
Intangibles	(1,873)	(3,177)
Total United States	(2,352)	(3,544)
Gross deferred income tax liabilities	(7,204)	(9,400)
Net deferred income tax assets (liabilities)	$2,277	$(2,011)

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,
	2005	2004
Deferred income tax assets – current	$8,003	$7,554
Deferred income tax assets – non current	2,949	1,793
Deferred income tax liabilities – current	(3,336)	(5,280)
Deferred income tax liabilities – non current	(5,339)	(6,078)
Net deferred income tax assets (liabilities)	$2,277	$(2,011)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2005. The Company had established a valuation allowance related to net operating loss carryforwards at RB Inc. due to uncertainty regarding RB Inc.’s ability to generate future taxable income required to utilize these carryforwards. The valuation allowance decreased in fiscal years 2005 and 2004 by $981 and $1,286, respectively due to actual profits and changes in management’s assumptions about the future profitability of RB Inc. and utilization of the net operating loss carryforward.

At September 30, 2005, the Company has federal net operating loss carryforwards available of $4,108 in the United States (which expire as follows: $240 in 2021, $2,502 in 2022, and $1,366 in 2023) and $1,447 in Germany, and $600 in other European countries (which have no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under Section 382 of the “Internal Revenue Code”.

The Company does not provide for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries because these earnings are intended to be permanently reinvested in those operations. It is not practicable to estimate the amount of unrecognized deferred tax liability for these undistributed earnings.

10.	EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL and RS Inc. employees. The Company’s U.S. plan began in fiscal year 1995 and is funded. As is the normal practice with German companies, the German pension plan is unfunded. Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan. The measurement date of the Company’s pension plans is September 30.

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,
	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12,362	$11,016
Service cost	566	566
Interest cost	680	635
Amendment	—	(355)
Actuarial losses	2,747	205
Foreign exchange rate changes	(209)	456
Benefits paid	(133)	(161)
Projected benefit obligation at end of year	16,013	12,362
Change in plan assets:
Fair value of plan assets at beginning of year	3,266	2,844
Actual return on plan assets	323	207
Employer contributions	150	345
Benefits paid	(90)	(130)
Fair value of plan assets at end of year	3,649	3,266
Funded status	(12,364)	(9,096)
Unrecognized net actuarial loss	3,145	441
Unrecognized prior service cost	25	88
Additional minimum liability	(1,932)	—
Accrued benefit cost	$(11,126)	$(8,567)

	September 30,
	2005	2004

Accumulated benefit obligation at end of year	$14,192	$10,856
Discount rate:
United States	5.5%	5.8%
Foreign	4%	5.25%
Expected return on plan assets –
United States only	8.0%	8.0%
Rate of compensation increase
United States	3.0%	3.0%
Foreign	1.3%	1.3%

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, net of tax benefit, is reported as a component of other comprehensive income included in stockholders’ equity. The amount recorded in other comprehensive income, net of tax benefit, was $1,186 at September 30, 2005. The accumulated benefit obligation for the pension plan with an accumulated benefit obligations in excess of plan assets and accrued pension liability was $10,331 as of September 30, 2005. There was no minimum liability as of September 30, 2004.

The following table sets forth the components of net periodic benefit cost for the respective fiscal years:

	Years ended September 30,
	2005	2004	2003
Service cost	$566	$566	$589
Interest cost	680	635	551
Expected return on plan assets	(272)	(197)	(156)
Amortization of prior service cost	63	63	63
Net periodic benefit cost	$1,037	$1,067	$1,047

RS Inc. has a minimum required contribution to its defined pension plans of approximately $0.3 million for the fiscal 2006 plan year, which it intends to make in fiscal year 2006. The Company has not determined whether it will make additional voluntary contributions for this plan.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $167 in 2006, $333 in 2007, $371 in 2008, $432 in 2009, $542 in 2010, and $3,700 thereafter.

The Company’s pension plan allocations at September 30, 2005 and 2004, by asset category are as follows:

	2005		2004
	Dollar Value	Percentage	Dollar Value	Percentage
Money Market Funds	$284	8%	$255	8%
Stocks	2,261	62%	2,103	64%
Government Securities	1,104	30%	908	28%
Total plan assets	$3,649	100%	$3,266	100%

The Company employs a total return investment approach whereby a mix of stocks and government securities are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Additionally, cash balances are maintained at levels adequate to meet near term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.

RS Inc., RB Inc., PRC, and Lee Laser have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2005, 2004, and 2003, were $406, $246, and $163, respectively.

11.	EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,
	2005	2004	2003
Weighted average number of shares for basic earnings per common share	15,071,692	13,478,606	11,639,898
Potential additional shares due to outstanding dilutive stock options	489,314	541,548	223,196
Weighted average number of shares for diluted earnings per common share	15,561,006	14,020,154	11,863,094

Excluded from the calculation of diluted EPS for the years ended September 30, 2004 and 2003, were 285,500 and 141,000, respectively, outstanding stock options. These options were not included in the 2004 and 2003 calculations because their effect on earnings per share was anti-dilutive. No shares were excluded from the calculation of diluted EPS for the year ended September 30, 2005.

12.	RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $1,128, $1,811, and $1,644, in fiscal years 2005, 2004, and 2003, respectively, and the amounts outstanding related to those sales are listed as accounts receivable from related party in the consolidated balance sheet. Accounts receivable from related party also includes trade receivables to the minority shareholder of Rofin-Baasel China of $228 at September 30, 2005.

The Company’s sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, who is also a member of the board of directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract. The Company paid rent expense of $645, $614, and $538, to the former minority shareholder during fiscal years 2005, 2004, and 2003, respectively. Receivables from the director and former minority shareholder of CBL as of September 30, 2005, amounted to $7 and are included in other accounts receivables.

The Company has accrued $120 at September 30, 2005, for the option to purchase the remaining minority interests in Optoskand AB. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet.

Accounts payable to related party also includes a short-term loan from the minority shareholder of Dilas of $76 and accounts payable to the minority shareholder of Rofin-Baasel China amounting to $34 at September 30, 2005.

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

Assets, revenues, and income before taxes, by geographic region are summarized below:

ASSETS	September 30,
	2005	2004
United States	$219,949	$212,522
Germany	280,047	286,305
Other	146,992	146,347
Intercompany eliminations	(218,350)	(231,368)
Total assets	$428,638	$413,806

REVENUES - TOTAL BUSINESS

	Years ended September 30,
	2005	2004	2003
United States	$111,581	$74,643	$57,282
Germany	286,619	284,876	218,920
Other	125,227	111,589	76,965
Intercompany eliminations	(148,236)	(148,480)	(95,421)
	$375,191	$322,628	$257,746

INTERCOMPANY REVENUES

	Years ended September 30,
	2005	2004	2003
United States	$3,027	$3,928	$4,071
Germany	121,118	117,974	76,533
Other	24,091	26,578	14,817
Intercompany eliminations	(148,236)	(148,480)	(95,421)
	$—	$—	$—

EXTERNAL REVENUES

	Years ended September 30,
	2005	2004	2003
United States	$108,554	$70,715	$53,211
Germany	165,501	166,902	142,387
Other	101,136	85,011	62,148
	$375,191	$322,628	$257,746

INCOME BEFORE INCOME TAXES

	Years ended September 30,
	2005	2004	2003
United States	$12,037	$9,634	$2,898
Germany	38,343	33,042	16,341
Other	8,190	7,402	5,488
	$58,570	$50,078	$24,727

14.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended
	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005
Net sales	$91.4	$95.4	$89.5	$98.9
Gross profit	36.2	37.6	36.5	42.7
Net income	8.5	8.7	8.4	12.3
Earnings per share – Basic	0.57	0.58	0.56	0.81
Earnings per share – Diluted	0.55	0.56	0.54	0.79

	Quarters ended
	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004
Net sales	$71.1	$75.9	$82.1	$93.5
Gross profit	27.8	29.2	33.2	42.0
Net income	5.2	5.6	7.4	14.2
Earnings per share – Basic	0.43	0.47	0.50	0.95
Earnings per share – Diluted	0.41	0.45	0.48	0.92

15.	STOCK INCENTIVE PLANS

Directors’ Plan

The Company has reserved 100,000 shares of common stock for the Directors’ Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors’ Plan also provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Company records compensation expense based on the fair market value of the common stock, as determined by the closing price at the date of issuance. The Directors’ Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors’ Plan by the Board of Directors. A total of 31,500 shares are issued and outstanding under the plan at September 30, 2005.

Equity Incentive Plan

The Company maintains an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2005, 2004, or 2003. Non-qualified stock options were granted to officers and other key employees in fiscal years 2005, 2004, and 2003. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

The balance of outstanding stock options and all options activity for the three year period ended September 30, 2005, are as follows:

		Price per Share
	Number of Shares	Price Range	Weighted Average
Outstanding at September 30, 2002	1,102,100	$7 3/8 - 16 7/8	$10 ½
Granted	262,000	$9 4/5
Exercised	(353,800)	$7 3/8 - 16 7/8
Forfeited	(10,700)	$7 3/8 - 16 7/8
Outstanding at September 30, 2003	999,600	$7 3/8 - 16 7/8	$10 2/7
Granted	285,500	$32 5/7
Exercised	(154,450)	$7 3/8 - 16 7/8
Outstanding at September 30, 2004	1,130,650	$7 3/8 - 32 5/7	$15 6/7
Granted	379,000	$303/8 - 34 ¼
Exercised	(186,850)	$7 3/8 - 16 7/8
Forfeited	(33,200)	$7 3/8 - 30 1/3
Outstanding at September 30, 2005	1,289,600	$7 3/8 - 34 ¼	$21 3/5

Outstanding Options			Exercisable Options
Shares	Remaining Life (years)	Weighted Average Price	Shares	Weighted Average Price
4,500	1	$9 ½	4,500	$9 ½
24,000	2	$16 7/8	24,000	$16 7/8
2,500	3	$9 3/8	2,500	$9 3/8
78,700	4	$7 3/8	78,700	$7 3/8
2,000	4	$12 5/8	2,000	$12 5/8
6,000	5	$15	—	$15
112,200	5	$10 3/8	71,200	$10 3/8
185,200	7	$8 ¾	76,800	$8 ¾
218,000	8	$9 4/5	60,800	$9 4/5
285,500	9	$32 5/7	57,100	$32 5/7
57,000	9	$30 1/3	—	$30 1/3
304,000	9	$34 ¼	—	$34 ¼
10,000	9	$31 2/3	—	$31 2/3
1,289,600			377,600

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Rofin-Sinar Technologies Inc. and Subsidiaries:

On December 9, 2005, we reported on the consolidated balance sheets of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005, which are included in the Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Annual Report on Form 10-K. This financial statement schedule, Valuation and Qualifying Accounts, is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Detroit, Michigan

December 9, 2005

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts - Allowance for Doubtful Accounts

Years ended September 30, 2005, 2004, and 2003

(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Charged to Costs and Expenses		Deductions		Balance at End of Period
September 30, 2003	$1,498	$—		$282		$286	$2,066
September 30, 2004	$2,066	$109		$230		$114	$2,519
September 30, 2005	$2,519	$—	$	(29)	$	(92)	$2,398

INDEX TO EXHIBITS

Exhibit No.	Exhibit

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer