Form 10-Q
period 2005-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2006-02-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2005
                                     OR

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act.   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] / No [X]

15,252,950 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 7, 2006.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 2005 and September 30, 2005                3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2005 and 2004           4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Three months ended December 31, 2005 and 2004           5

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2005 and 2004           6

          Notes to Condensed Consolidated Financial Statements      7


          Item 2
          ------
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    16

          Item 3
          ------
          Quantitative and Qualitative Disclosures about
            Market Risk                                            23

          Item 4
          ------
          Controls and Procedures                                  24


PART II   OTHER INFORMATION

          Item 1
          ------
          Legal Proceedings                                        25

          Item 6
          ------
          Exhibits                                                 25

          SIGNATURES                                               26

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
              (dollars in thousands, except per share amounts)
                                                  December 31,  September 30,
2005	2005
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $  52,881      $  40,602
  Short-term investments                               81,625         78,675
  Accounts receivable, net of allowance for
    doubtful accounts of $2,378 and $2,398,
    respectively                                       70,609         77,523
  Inventories (Note 4)                                105,941        107,105
  Other current assets and prepaid expenses            13,331         12,610
                                                   -----------     ----------
    Total current assets                              324,387        316,515
Property and equipment, net                            33,625         34,221
Goodwill, net (Note 6)                                 61,027         61,493
Other intangibles, net (Note 6)                        12,190         13,158
Other assets                                            3,175          3,251
                                                   -----------     ----------
    Total assets                                    $ 434,404      $ 428,638
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  16,922      $  20,152
  Accounts payable, trade                              13,508         14,702
  Accounts payable to related party                       306            230
  Accrued liabilities (Note 5)                         61,375         59,428
                                                   -----------     ----------
    Total current liabilities                          92,111         94,512
Long-term debt                                         20,227         20,850
Pension obligations                                    11,617         11,126
Minority interests                                      2,050          2,072
Other long-term liabilities                             5,459          5,912
                                                   -----------     ----------
    Total liabilities                                 131,464        134,472
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,250,550 (15,122,650 at
    September 30, 2005) issued and outstanding            153            151
  Additional paid-in-capital                          162,455        162,550
  Retained earnings                                   136,428        125,071
  Accumulated other comprehensive income                3,904          6,394
                                                   -----------     ----------
    Total stockholders' equity                        302,940        294,166
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 434,404      $ 428,638
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended December 31, 2005 and 2004
            (dollars in thousands, except per share amounts)

                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2005          2004
                                                   ------------  ------------

Net sales                                            $  95,421    $   91,357
Cost of goods sold                                      54,588        55,185
                                                   ------------  ------------
    Gross profit                                        40,833        36,172

Selling, general, and administrative expenses           16,910        16,859
Research and development expenses                        5,757         5,784
Intangibles amortization                                   859         1,566
                                                   ------------  ------------
    Income from operations                              17,307        11,963

Other expense (income):
  Interest, net                                        (   473)          198
  Foreign currency gains                               (    22)       (1,195)
  Other income                                         (   149)       (  211)
                                                   ------------  ------------
    Income before income taxes and minority
         Interest                                       17,951        13,171

Income tax expense                                       6,441         4,589
                                                   ------------  ------------
    Income before minority interest                     11,510         8,582

Minority interest                                          153            64
                                                   ------------  ------------
    Net income                                       $  11,357    $    8,518
                                                   ============  ============


Net income per common share (Note 9):
    Basic                                            $    0.75    $     0.57
    Diluted                                          $    0.73    $     0.55
                                                   ============  ============
Weighted average shares used in computing
  net income per common share (Note 9):
    Basic                                           15,178,717    14,988,435
    Diluted                                         15,533,750    15,525,647
                                                   ============  ============



See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Three months ended December 31, 2005 and 2004
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2005              $      151  $   162,550    $   125,071   $    6,394     $  294,166
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --       (2,568)      (  2,568)
  Fair value of interest swap agreement,
      net of tax                                    --           --             --           78             78
  Net income                                        --           --         11,357           --         11,357
                                                                                                   ------------
Total comprehensive income                                                                               8,867

Common stock plans                                   2         (95)             --	           --        (    93)
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2005                $     153  $  162,455   $     136,428    $   3,904     $  302,940
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2004              $      149  $   158,777    $    87,096   $   11,362     $  257,384
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --       12,960         12,960
  Fair value of interest swap agreement,
      net of tax                                    --           --             --           74             74
  Net income                                        --           --          8,518           --          8,518
                                                                                                   ------------
Total comprehensive income                                                                              21,552

Common stock plans                                   2        2,126             --	           --          2,128
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2004                $     151   $  160,903    $    95,614    $  24,396      $ 281,064
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2005 and 2004
                          (dollars in thousands)

                                                           Three Months
                                                         Ended December 31,
                                                     ------------------------
                                                        2005          2004
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 11,357     $  8,518
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities          3,824     (  4,612)
     Other adjustments                                    3,144          597
                                                     -----------  -----------
       Net cash provided by operating activities         18,325        4,503
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           87          101
  Additions to property and equipment                 (   1,229)    (  1,858)
  Sales (purchases) of short-term investments, net    (   2,950)       1,675
  Acquisition of business, net of cash acquired       (     655)    (  1,178)
                                                      ----------   ----------
       Net cash used in investing activities          (   4,747)    (  1,260)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   4,219       17,949
  Repayment to banks                                  (   7,304)    ( 26,018)
  Proceeds from issuance of common stock                  1,658        1,728
  Excess tax benefit from stock options                     286           --
                                                      ----------   ----------
       Net cash used in financing activities          (   1,141)    (  6,341)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                            (     158)       1,994
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents     12,279     (  1,104)

Cash and cash equivalents at beginning of period         40,602       38,216
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 52,881     $ 37,112
                                                      ==========   ==========

Cash paid for interest                                 $    371     $  1,275
Cash paid for taxes                                    $  2,689     $  5,632


See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, consistent with those reflected in the Company's annual report to stockholders for the fiscal year ended September 30, 2005, and should be read in conjunction with Rofin-Sinar Technologies Inc.'s (the "Company") annual report on Form 10-K. All adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments; however, interim results of operations are not necessarily indicative of results to be expected for the year.

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

In November 2005, the Company determined that the investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash equivalents. In addition, "Sales (purchases) of short-term investments, net", included in the accompanying condensed consolidated statements of cash flows, have been included to reflect the purchases and sales of auction rate securities during the periods presented.

3.   Acquisitions

Effective December 2, 2005, the Company purchased an additional 3% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 80% of the share capital of Rofin-Sinar U.K. Ltd.. This purchase resulted in goodwill of $0.5 million.

Effective October 1, 2005, the Company formed DILAS Diodelaser Inc. in Tucson, Arizona as a wholly owned subsidiary of the Company's wholly owned subsidiary, Rofin-Sinar Inc.


4.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                 December 31,  September 30,
                                                    2005           2005
                                                ------------   ------------
Finished goods                                   $  10,774       $  10,268
Work in progress                                    24,250          28,173
Raw materials and supplies                          39,833          38,913
Demonstration inventory                             12,601          11,346
Service parts                                       18,483          18,405
                                                -----------     -----------
    Total inventories                            $ 105,941       $ 107,105
                                                ===========     ===========


5.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                December 31,    September 30,
                                                    2005           2005
                                                -----------     -----------
Employee compensation                            $  12,347       $  16,372
Warranty reserve                                    11,462          10,836
Customer deposits                                    8,148           8,515
Income taxes payable                                16,121           9,943
Other                                               13,297          13,762
                                                -----------     -----------
Total accrued liabilities                        $  61,375       $  59,428
                                                ===========     ===========

6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended December 31, 2005 are as follows:

                                             United
                                Germany      States      Other      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2005           $ 38,559    $  9,742    $ 13,192    $ 61,493
Additional goodwill from
   acquisition                        --          --         464         464
Currency exchange difference      (  641)     (   49)     (  240)     (  930)
                               ----------  ----------  ----------  ----------
Balance as of
   December 31, 2005            $ 37,918    $  9,693    $ 13,416    $ 61,027
                               ==========  ==========  ==========  ==========

The carrying values of other intangible assets are as follows:

                                 December 31, 2005       September 30, 2005
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,075    $  2,273    $  7,212    $  2,090
  Customer base                   13,356       6,969      13,487       6,098
  Other                            4,095       3,094       4,088       3,441
                               ----------  ----------  ----------  ----------
  Total                         $ 24,526    $ 12,336    $ 24,787    $ 11,629
                               ==========  ==========  ==========  ==========

Amortization expense for the three-month periods ended December 31, 2005 and 2004 was $0.9 million and $1.6 million, respectively. At December 31, 2005, estimated amortization expense for the remainder of fiscal 2006 and the next five fiscal years based on the average exchange rates as of December 31, 2005, is as follows:

  2006 (remainder)                       $  2.5 million
  2007                                      2.8 million
  2008                                      2.0 million
  2009                                      2.0 million
  2010                                      0.7 million
  2011                                      0.7 million

7.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions. The change in warranty reserves for the three-month periods ended December 31, 2005 and 2004 are as follows:

                                                    2005           2004
                                                ------------   ------------
Balance at September 30,                         $  10,836       $  13,375
Additional accruals for warranties
        during the period                            1,454             488
Usage during the period                           (    648)       (  1,689)
Currency translation                              (    180)          1,155
                                                -----------     -----------
Balance at December 31,                          $  11,462       $  13,329
                                                ===========     ===========


8.  Stock Incentive Plans

The Company maintains an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2005 or 2006. Non-qualified stock options were granted to officers and other key employees in fiscal year 2005. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", as a replacement to SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes APB No. 25 which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. On March 29, 2005, the SEC issued SAB No. 107 to provide guidance regarding the adoption of SFAS No. 123R and disclosures in Management's Discussion and Analysis. The effective date of SFAS No. 123R was modified by SAB No. 107 to begin with the first annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. Accordingly, the Company implemented SFAS No. 123R effective October 1, 2005. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather that as a reduction of taxes paid.

Previously the Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted by SFAS No. 123 and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Had the fair value-based method under SFAS No. 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

The following table illustrates the effect on net income and earnings per share in the comparable quarter of the prior year as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in that period. For the current quarter, in compliance with SFAS No. 123(R), the Company recorded expense of $0.6 million for the portion of stock-based compensation arrangements which vested during the period. Amounts are in thousands, except per share amounts:

                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2005       2004
                               ----------  ----------
Net income - as reported        $ 11,357    $  8,518
Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects             N/A         281
                               ----------  ----------
Pro forma net income            $ 11,357    $  8,237
                               ==========  ==========

Earnings per share:
  Basic - as reported           $   0.75    $   0.57
  Basic - pro forma                N/A      $   0.55
  Diluted - as reported         $   0.73    $   0.55
  Diluted - pro forma              N/A      $   0.53

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123:
                                          2005         2004
                                         Grants        Grant
                                       ----------    ----------
Weighted average grant date fair value    $15.41        $15.18
Expected life                            5 Years       5 Years
Volatility                                 50.0%         50.0%
Risk-free interest rate                    3.35%         2.79%
Dividend yield                                0%            0%
Annual forfeiture rate                     1.09%         1.09%

No options were granted in the three-month period ended December 31, 2005. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three-months ended December 31, 2005 are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ----------
Balance at
    September 30, 2005    1,289,600    $ 21 3/5       7.54      $  21.1
  Granted                        --          --
  Exercised              (  120,400)     13 3/4
  Cancelled                      --          --
  Forfeited                      --          --
                         -----------  -----------  ----------- ----------
Balance at
    December 31, 2005     1,169,200    $ 22 3/7       7.47      $  24.6
Exercisable at
    December 31, 2005       316,000    $ 13 1/16      5.56      $   9.6

As of December 31, 2005, there was $8.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.57 years.

During the three-months ended December 31, 2005 and 2004, the following activity occurred under the plan:
                                                       (in millions)
                                                    2005           2004
                                                ------------   ------------
Total intrinsic value of stock options
   exercised                                      $  3.5         $  3.4


Cash received from stock option exercises for the three months ended December 31, 2005 was $1.7 million.

9.  Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------
                                                       2005        2004
                                                    ----------  ----------
Weighted average number of shares
  for BASIC net income per common share             15,178,717  14,988,435
Potential additional shares
  due to outstanding dilutive
  stock options                                        355,033     537,212
                                                    ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share                           15,533,750  15,525,647
                                                    ==========  ==========

Excluded from the calculation of diluted EPS for the three-month period ended December 31, 2004, were 350,500 outstanding stock options. These options could potentially dilute future EPS calculations but were not included in the prior period because their effect would have been antidilutive. No stock options were excluded from the calculation of diluted EPS for the three-month period ended December 31, 2005.


10.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2005 and 2004:

                                    PENSION PLANS
                               ----------------------
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2005       2004
                               ----------  ----------
Service cost                   $    182    $   143
Interest cost                       185        173
Expected return on plan assets  (    74)   (    68)
Amortization of prior
   service costs                      6         --
Amortization of net loss             26         16
                               ----------  ----------
Net periodic benefit cost      $    325    $   264
                               ==========  ==========

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

Assets, revenues and income before taxes and minority interest, by geographic region are summarized below:

                                               December 31,  September 30,
                                                   2005          2005
                                               ----------     ----------
      ASSETS
           United States                       $ 224,537      $ 219,949
           Germany                               279,358        280,047
           Other                                 149,847        146,992
           Intercompany eliminations           ( 219,338)     ( 218,350)
                                               ----------     ----------
           Total assets                        $ 434,404      $ 428,638
                                               ==========     ==========

      NET SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2005           2004
                                               ----------     -----------
           United States                       $  29,591      $  28,995
           Germany                                72,401         71,009
           Other                                  31,078         28,240
           Intercompany eliminations            ( 37,649)      ( 36,887)
                                               ----------     -----------
                                               $  95,421      $  91,357
                                               ==========     ===========

      INTERCOMPANY SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2005           2004
                                               ----------     ----------
           United States                       $     919      $     622
           Germany                                28,823         31,013
           Other                                   7,907          5,252
           Intercompany eliminations            ( 37,649)      ( 36,887)
                                               ----------     -----------
                                               $      --      $      --
                                               ==========     ===========

      EXTERNAL SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2005           2004
                                               ----------     ----------
           United States                       $  28,672      $  28,373
           Germany                                43,578         39,996
           Other                                  23,171         22,988
                                               ----------     ----------
                                               $  95,421      $  91,357
                                               ==========     ==========


      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2005           2004
                                               ----------     ----------
           United States                       $   3,097      $   3,976
           Germany                                12,249          9,387
           Other                                   2,914          1,872
           Intercompany eliminations            (    309)      (  2,064)
                                               ----------     ----------
                                               $  17,951      $  13,171
                                               ==========     ==========

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "anticipate", "estimate", "plan" or "continue" or other words or terms of similar meaning. These forward looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

During the first quarter of fiscal years 2006 and 2005 respectively, we realized approximately 48% and 54% of revenues from the sale and servicing of laser products for macro applications and approximately 52% and 46% from the sale and servicing of laser products for marking and micro applications.

Management believes that the softening in our macro business in Europe can be partly offset by a stronger Asian macro business. In the marking and micro business, management anticipates an increase in the demand for our products from the semiconductor and electronics sector. The Company believes that its large product portfolio and broad technology base should help mitigate a worsening of business conditions in a single industrial or geographical market in the future. Management will continue to invest in increasing its sales and service activities in Asia and extending its technology portfolio into new applications.

At December 31, 2005, Rofin-Sinar had 1,428 employees compared to 1,397 employees at December 31, 2004.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                       Three Months
                                     Ended December 31,
                                  ----------------------
                                     2005        2004
                                  ----------  ----------
Net sales                             100%        100%
Cost of goods sold                     57%         60%
Gross profit                           43%         40%
Selling, general and
  administrative expenses              18%         19%
Research and development expenses       6%          6%
Intangibles amortization                1%          2%
Income from operations                 18%         13%
Income before income taxes
  and minority interest	               19%         14%
Net income                             12%          9%


Net Sales - Net sales of $95.4 million represent an increase of $4.1 million, or 4%, for the three months ended December 31, 2005, as compared to the corresponding period in fiscal 2005. The increase resulted from a net sales increase of $3.8 million, or 6%, in Europe/Asia and an increase of $0.3 million, or 1%, in the United States, compared to the corresponding period in fiscal 2005. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had an unfavorable effect on net sales of $5.8 million for the three-month period ended December 31, 2005. Net sales of laser products for macro applications for the three-month period decreased by 7% to $45.6 million as compared to the corresponding period of fiscal 2005. 43% of this decrease represents the prior year revenue recognized on a technical license agreement, and the remaining decrease was primarily due to softening in the demand for our lasers for macro applications, especially in Europe. Net sales of lasers for marking and micro applications increased by 18% to $49.8 million for the three months ended December 31, 2005 as compared to the corresponding period in fiscal 2005. The increase can be mainly attributed to the higher demand for our lasers for micro and marking applications principally to the semiconductor, electronics and medical instruments industries.

Gross Profit - Our gross profit of $40.8 million for the three months ended December 31, 2005 represents an increase of $4.7 million (13%) from the corresponding period of fiscal year 2005. As a percentage of sales compared to the corresponding three-month period of fiscal year 2005, gross profit increased from 40% to 43%. The increase in our gross margins was primarily a
result of the favorable product mix with higher sales to end-users.   Gross
profit was unfavorably affected by $2.0 million for the three-month period ended December 31, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $16.9 million did not change for the three-month period ended December 31, 2005, compared to the corresponding period of fiscal 2005. SG&A in the first quarter of fiscal 2006 included stock-based compensation expense related to the implementation of SFAS 123R in the amount of $0.6 million. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.9 million for the three-month period ended December 31, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $5.8 million on research and development ("R&D") during each of the three-month periods ended December 31, 2005 and December 31, 2004. Gross research and development expenses for the three-month period ended December 31, 2005 and 2004 were $6.1 million and $5.9 million, respectively, and were reduced by $0.3 million and $0.1 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.5 million for the three-month period in fiscal 2006, due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month period ended December 31, 2005 amounted to $0.9 million. This represents a decrease of $0.7 million when compared to the same period of fiscal year 2005 due to the full amortization of a portion of the intangibles acquired in connection with the acquisitions of PRC Laser Corporation and Lee Laser, Inc. in September 2004.

Other Income - Net other income of $0.6 million for the three-month period ended December 31, 2005 represents a decrease of $0.6 million compared to net other income of $1.2 million in the corresponding period of the prior year. This decrease in net other income is primarily attributable to lower net exchange gains of $1.2 million partially offset by an improvement of $0.7 million in net interest income.

Income Tax Expense - Income tax expense of $6.4 million for the three-month period ended December 31, 2005 represents an effective tax rate of 36% compared to 35% for the corresponding period of the prior year. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.5 million for the three-month period ended December 31, 2005 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $11.4 million for the three-month period ended December 31, 2005, which represents an increase of $2.8 million from the corresponding period in fiscal 2005. For the three-month period ended December 31, 2005, basic and diluted net income per common share equaled $0.75 and $0.73, respectively, based upon a weighted average of 15.2 million and 15.5 million common shares outstanding, as compared to basic and diluted net income per common share of $0.57 and $0.55, respectively, for the three-month period ended December 31, 2004, based upon a weighted average of 15.0 million and 15.5 million common shares outstanding. The first quarter in fiscal 2006 was impacted by stock-based compensation expense related to the implementation of SFAS 123R, which resulted in $0.6 million net of income tax stock-based compensation expenses.


Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2005 were cash and cash equivalents of $52.9 million, short-term investments of $81.6 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $79.9 million (translated at the applicable exchange rate at December 31, 2005). As of December 31, 2005, $9.6 million (of which $4.9 million is due in the short term) was outstanding under the Deutsche Bank facility and $27.5 million (of which $12.0 million is due in the short term) under other lines of credit. Approximately $67.8 million was unused and available under the Company's bank facility and lines of credit at December 31, 2005. The Company has financial covenants, which could restrict the Company from drawing money under these lines of credit.
At December 31, 2005, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $12.3 million during the three months ended December 31, 2005. Approximately $18.3 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by a decrease in accrued liabilities, offset by a decrease in accounts receivable and an increase in income taxes payable.

Uses of cash from investing activities totaled $4.7 million for the three-month period ended December 31, 2005 and related primarily to the purchase of short-term investments in the amount of $3.0 million and various additions to property and equipment in the amount of $1.2 million.

Net cash used in financing activities totaled $1.1 million and was primarily related to current period repayments of bank debt of $7.3 million, offset with new borrowings from banks of $4.2 million. This use of cash was offset by an increase in stockholders' equity of $1.7 million related to the issuance of additional common stock through the exercise of stock options and the corresponding excess tax benefit of $0.3 million.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all their material contractual obligations in the annual report on Form 10-K and has not entered into any further material contractual obligations since that date.


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 64% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $5.0 million at December 31, 2005 as compared to $24.6 million at December 31, 2004.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on 10-K for the fiscal year ended September 30, 2005. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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


     Warranty Reserves

     The Company provides for the estimated costs of product warranties when revenue is recognized. The Company relies upon historical experience, expectation of future conditions, and its service data to estimate its warranty reserve. The Company continuously monitors this data to ensure that the reserve is sufficient. Warranty expense has historically been within our expectations. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims (such costs may include material, labor and travel costs), revisions to the estimated warranty liability would be required. Increases in reserves will impact operating income during the period.

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


     Share-Based Payment

     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S. based employees. Compensation expense related to all other employees is treated as a permanent difference for income tax purposes.

Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2005, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2005  December 31, 2005
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             260,000             140,000
Gunther Braun               --             170,000              58,000
Carl F. Baasel          19,000              80,000              29,000
William R. Hoover (1)   42,000                  --                  --
Ralph E. Reins (1)      20,000                  --                  --
Gary K. Willis (1)      20,000                  --                  --
Daniel Smoke (1)         6,450                  --                  --
Stephan Fantone (1)      3,000                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three month period ended December 31, 2005, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of December 31, 2005, the Company maintained cash equivalents and short-term investments of $88.8 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.3 million.

At December 31, 2005, the Company had $0.9 million of variable rate debt on which the interest rate is reset every six months, $4.6 million of variable rate debt on which the interest rate is set annually and $31.6 million of fixed rate debt. Maturities of this debt are as follows: $16.3 million is due in 2006, $3.9 million is due in 2007, $13.9 million is due in 2008 and $3.0 million in due in 2009. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 13.0 million (equivalent to $15.4 million based on the exchange rate at December 31, 2005) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2005, the Company held no forward exchange contracts or options.


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   February 9, 2006       /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director