Form 10-Q
period 2006-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2006-05-10
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2006
                                     OR

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

15,342,000 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 8, 2006.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 2006 and September 30, 2005                   3

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2006 and 2005                                 4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Six months ended March 31, 2006 and 2005                5

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2006 and 2005                6

          Notes to Condensed Consolidated Financial Statements      7


          Item 2
          ------
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    16

          Item 3
          ------
          Quantitative and Qualitative Disclosures about
            Market Risk                                            23

          Item 4
          ------
          Controls and Procedures                                  25


PART II   OTHER INFORMATION

          Item 1
          ------
          Legal Proceedings                                        26

          Item 6
          ------
          Exhibits                                                 26

          SIGNATURES                                               27

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
              (dollars in thousands, except per share amounts)
                                                    March 31,   September 30,
                                                      2006          2005
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $  51,286      $  40,602
  Short-term investments                               86,875         78,675
  Accounts receivable, net of allowance for
    doubtful accounts of $2,376 and $2,398,
    respectively                                       76,810         77,523
  Inventories                                         113,075        107,105
  Other current assets and prepaid expenses            13,790         12,610
                                                   -----------     ----------
    Total current assets                              341,836        316,515
Property and equipment, net                            34,223         34,221
Goodwill, net                                          62,031         61,493
Other intangibles, net                                 11,582         13,158
Other assets                                            3,784          3,251
                                                   -----------     ----------
    Total assets                                    $ 453,456      $ 428,638
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  16,207      $  20,152
  Accounts payable, trade                              18,783         14,702
  Accounts payable to related party                       244            230
  Accrued liabilities                                  61,986         59,428
                                                   -----------     ----------
    Total current liabilities                          97,220         94,512
Long-term debt                                         18,815         20,850
Pension obligations                                    12,032         11,126
Minority interests                                      2,282          2,072
Other long-term liabilities                             5,496          5,912
                                                   -----------     ----------
    Total liabilities                                 135,845        134,472
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,250,550 (15,122,650 at
    September 30, 2005) issued and outstanding            153            151
  Additional paid-in-capital                          162,384        162,550
  Retained earnings                                   148,091        125,071
  Accumulated other comprehensive income                6,983          6,394
                                                   -----------     ----------
    Total stockholders' equity                        317,611        294,166
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 453,456      $ 428,638
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended March 31, 2006 and 2005
            (dollars in thousands, except per share amounts)

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2006        2005        2006        2005
                               ----------  ----------  ----------  ----------
Net sales                      $  99,730   $  95,368   $ 195,151   $ 186,725
Cost of goods sold                56,234      57,777     110,822     112,961
                               ----------  ----------  ----------  ----------
    Gross profit                  43,496      37,591      84,329      73,764

Selling, general, and
    administrative expenses       18,964      16,783      35,874      33,643
Research and development expenses  5,831       5,702      11,588      11,486
Intangibles amortization             868       1,274       1,727       2,840
                               ----------  ----------  ----------  ----------
    Income from operations        17,833      13,832      35,140      25,795

Other expense (income):
  Interest, net                   ( 488)         167    (    961)        365
  Foreign currency (gains)/losses   154          385         132     (   809)
  Other income                    ( 126 )    (   244)   (    276)    (   456)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       18,293      13,524      36,245      26,695

Income tax expense                 6,399       4,641      12,840       9,230
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                  11,894       8,883      23,405      17,465

Minority interest                    231         145         385         209
                               ----------  ----------  ----------  ----------
    Net income                  $ 11,663    $  8,738    $ 23,020    $ 17,256
                               ==========  ==========  ==========  ==========

Net income per common
  share
    Basic                       $   0.76    $   0.58    $   1.51    $   1.15
    Diluted                     $   0.75    $   0.56    $   1.48    $   1.11
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share
    Basic                      15,261,099  15,079,636  15,219,949  15,033,783
    Diluted                    15,631,491  15,636,265  15,546,524  15,573,854
                               ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Six Months Ended March 31, 2006 and 2005
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2005              $      151  $   162,550    $   125,071   $    6,394     $  294,166
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --          400            400
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          189            189
  Net income                                        --           --         23,020           --         23,020
                                                                                                   ------------
Total comprehensive income                                                                              23,609

Common stock plans                                   2      (   166)            --	           --        (   164)
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2006                   $     153  $   162,384    $   148,091    $   6,983     $  317,611
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2004              $      149  $   158,777    $    87,096   $   11,362     $  257,384
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --        6,370          6,370
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          155            155
  Net income                                        --           --         17,256           --         17,256
                                                                                                   ------------
Total comprehensive income                                                                              23,781

Common stock plans                                   2        2,695             --	           --          2,697
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2005                   $     151   $  161,472    $   104,352    $  17,887      $ 283,862
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2006 and 2005
                          (dollars in thousands)

                                                           Six Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2006          2005
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 23,020     $ 17,256
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities       (  3,709)    (  1,315)
     Other adjustments                                    6,041        2,215
                                                     -----------  -----------
       Net cash provided by operating activities         25,352       18,156
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          135          151
  Additions to property and equipment                  (  2,546)    (  3,617)
  Sales (purchases) of short term investments, net     (  8,200)       2,300
  Acquisition of business, net of cash acquired,
     and investment in affiliates                      (  1,259)    (  1,182)
                                                      ----------   ----------
       Net cash used in investing activities           ( 11,870)    (  2,348)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   6,406       18,555
  Repayment to banks                                   ( 12,289)    ( 27,058)
  Proceeds from issuance of common stock                  2,413        1,898
  Excess tax benefit from stock options                     285           --
                                                      ----------   ----------
       Net cash used in financing activities           (  3,185)    (  6,605)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                  387        1,534
                                                      ----------   ----------
Net increase in cash and cash equivalents                10,684       10,737

Cash and cash equivalents at beginning of period         40,602       38,216
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 51,286     $ 48,953
                                                      ==========   ==========

Cash paid for interest                                 $    960     $  1,229
Cash paid for taxes                                    $ 10,565     $  6,299

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

In addition, "Sales (purchases) of short-term investments, net", included in the accompanying condensed consolidated statements of cash flow, as investing activities, reflect the purchases and sales of auction rate securities during the periods presented.

3.   Acquisitions

Effective December 2, 2005, the Company purchased an additional 3% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 80% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $0.5 million.

Effective October 1, 2005, the Company formed DILAS Diodelaser Inc. in Tucson, Arizona as a wholly owned subsidiary of the Company's wholly owned subsidiary, Rofin-Sinar Inc.

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly owned subsidiary Carl Baasel Lasertechnik GmbH & Co. H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges.


4.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                 March 31,    September 30,
                                                    2006           2005
                                                ------------   ------------
Finished goods                                   $  15,397       $  10,268
Work in progress                                    26,453          28,173
Raw materials and supplies                          38,951          38,913
Demonstration inventory                             13,033          11,346
Service parts                                       19,241          18,405
                                                -----------     -----------
    Total inventories                            $ 113,075       $ 107,105
                                                ===========     ===========


5.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                 March 31,    September 30,
                                                    2006           2005
                                                -----------     -----------
Employee compensation                            $  12,879       $  16,372
Warranty reserve                                    11,418          10,836
Customer deposits                                    8,387           8,515
Income taxes payable                                15,433           9,943
Other                                               13,869          13,762
                                                -----------     -----------
Total accrued liabilities                        $  61,986       $  59,428
                                                ===========     ===========

6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended March 31, 2006 are as follows:

                                             United
                                Germany      States      Other      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2005           $ 38,559    $  9,742    $ 13,192    $ 61,493
Additional goodwill from
   acquisition                        --          --         468         468
Currency exchange difference          55           4          11          70
                               ----------  ----------  ----------  ----------
Balance as of
   March 31, 2006               $ 38,614    $  9,746    $ 13,671    $ 62,031
                               ==========  ==========  ==========  ==========

The carrying values of other intangible assets are as follows:

                                   March 31, 2006       September 30, 2005
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,208    $  2,444    $  7,212    $  2,090
  Customer base                   13,498       7,718      13,487       6,098
  Other                            4,251       3,213       4,088       3,441
                               ----------  ----------  ----------  ----------
  Total                         $ 24,957    $ 13,375    $ 24,787    $ 11,629
                               ==========  ==========  ==========  ==========

Amortization expense for the six-month periods ended March 31, 2006 and 2005 was $1.7 million and $2.8 million, respectively. At March 31, 2006, estimated amortization expense for the remainder of fiscal 2006 and the next five fiscal years based on the average exchange rates as of March 31, 2006, is as follows:

  2006 (remainder)                       $  1.6 million
  2007                                      2.8 million
  2008                                      2.0 million
  2009                                      1.9 million
  2010                                      0.7 million
  2011                                      0.7 million

7.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions. The change in warranty reserves for the six-month periods ended March 31, 2006 and 2005 is as follows:
                                                    2006           2005
                                                ------------   ------------
Balance at September 30,                         $  10,836       $  13,375
Additional accruals for warranties
        during the period                            2,515             538
Usage during the period                           (  1,942)       (  2,562)
Currency translation                                     9             586
                                                -----------     -----------
Balance at March 31,                             $  11,418       $  11,937
                                                ===========     ===========


8.  Stock Incentive Plans

The Company maintains an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2005 and none have been granted through March 31, 2006. Non-qualified stock options were granted to officers and other key employees in fiscal years 2005 and 2006. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", as a replacement to SFAS No. 123 "Accounting for Stock-Based Compensation". SFAS No. 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. On March 29, 2005, the SEC issued SAB No. 107 to provide guidance regarding the adoption of SFAS No. 123R and disclosures in Management's Discussion and Analysis. The effective date of SFAS No. 123R was modified by SAB No. 107 to begin with the first annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. Accordingly, the Company implemented SFAS No. 123R effective October 1, 2005. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Previously the Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123 and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Had the fair value-based method under SFAS No. 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

The following table illustrates the effect on net income and earnings per share in the comparable three-month and six-month periods of the prior year as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in those periods. For the six-month and three-month periods ended March 31, 2006 in compliance with SFAS No. 123R, the Company recorded expense of $1.3 million and $0.6 million, respectively, for the portion of stock-based compensation arrangements which vested during the periods. Amounts are in thousands, except per share amounts:

                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
Net income - as reported        $ 11,663    $  8,738    $ 23,020    $ 17,256
Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects             N/A         317         N/A         614
                               ----------  ----------  ----------  ----------
Pro forma net income            $ 11,663    $  8,421    $ 23,020    $ 16,642
                               ==========  ==========  ==========  ==========
Earnings per share:
  Basic - as reported           $   0.76    $   0.58    $   1.51    $   1.15
  Basic - pro forma                  N/A    $   0.56         N/A    $   1.11
  Diluted - as reported         $   0.75    $   0.56    $   1.48    $   1.11
  Diluted - pro forma                N/A    $   0.55         N/A    $   1.08

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123 for the three-month and six-month periods ended March 31, 2006:
                                          2006         2005
                                          Grant       Grants
                                       ----------    ----------
Weighted average grant date fair value   $ 26.44       $ 15.41
Expected life                            5 Years       5 Years
Volatility                                 50.0%         50.0%
Risk-free interest rate                    4.60%         3.35%
Dividend yield                                0%            0%
Annual forfeiture rate                     1.09%         1.09%

284,750 options were granted in the three-month period ended March 31, 2006. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all option activity for the six-month period ended March 31, 2006 is as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ----------
Balance at
    September 30, 2005    1,289,600    $ 21 3/5       7.54      $  21.1
  Granted                   284,750      52 1/8
  Exercised              (  163,350)     14 7/9
  Cancelled                      --          --
  Forfeited              (   10,200)     11 5/9
                         -----------  -----------  ----------- ----------
Balance at
    March 31, 2006        1,400,800    $ 18           7.81      $  35.7
Exercisable at
    March 31, 2006          492,750    $ 16 4/5       6.22      $  18.4

As of March 31, 2006, there was $15.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 4.14 years.

During the three-month and six-month periods ended March 31, 2006 and 2005, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised             $  1.4     $  0.5       $  4.9      $  3.9



Cash received from stock option exercises for the three month and six month periods ended March 31, 2006 was $0.7 million and $2.4 million, respectively.

9.  Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             15,261,099  15,079,636  15,219,949  15,033,783
Potential additional shares
  due to outstanding dilutive
  stock options                   370,392     556,629     326,575     540,071
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      15,631,491  15,636,265  15,546,524  15,573,854
                               ==========  ==========  ==========  ==========

There were no stock options excluded from the calculation of diluted EPS for the three-month and six-month periods ended March 31, 2006 and 2005, respectively.


10.  Defined Benefit Plans

Components of net periodic pension cost were as follows for the three-month and six-month periods ended March 31, 2006 and 2005:

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
Service cost                    $    165    $    144    $    347    $   287
Interest cost                        166         174         351        347
Expected return on plan assets   (    75)   (     68)    (   149)   (   136)
Amortization of prior
   service costs                       7          --          13         --
Amortization of net loss              22          16          48         32
                               ----------  ----------   ---------   --------
Net periodic pension cost       $    285         266    $    610    $   530
                               ==========  ==========   =========   ========

During the three-month period ended March 31, 2006, the Company made contributions to the plan totaling $75,000.

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

Assets, revenues and income before taxes and minority interest by geographic region are summarized below:
                                                March 31,    September 30,
                                                   2006          2005
                                               ----------     ----------
      ASSETS
           United States                       $ 231,063      $ 219,949
           Germany                               283,987        280,047
           Other                                 150,609        146,992
           Intercompany eliminations           ( 212,203)     ( 218,350)
                                               ----------     ----------
           Total assets                        $ 453,456      $ 428,638
                                               ==========     ==========


      NET SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
      United States            $  34,349   $  26,368   $  63,940   $  55,363
      Germany                     72,468      72,357     144,869     143,366
      Other                       31,882      31,233      62,960      59,473
      Intercompany eliminations ( 38,969)   ( 34,590)   ( 76,618)   ( 71,477)
                              ----------  ----------   ----------  ----------
                               $  99,730   $  95,368   $ 195,151   $ 186,725
                               ==========  ==========  ==========  ==========


      INTERCOMPANY SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
      United States            $     930   $     451    $   1,850  $   1,073
      Germany                     31,086      28,340       59,908     59,353
      Other                        6,953       5,799       14,860     11,051
      Intercompany eliminations ( 38,969)   ( 34,590)    ( 76,618)  ( 71,477)
                               ----------  ----------  ----------  ----------
                               $      --   $      --    $      --   $      --
                               ==========  ==========  ==========  ==========

      EXTERNAL SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
      United States            $  33,419   $  25,917    $  62,090   $  54,290
      Germany                     41,382      44,017       84,961      84,013
      Other                       24,929      25,434       48,100      48,422
                               ----------  ----------  ----------  ----------
                               $  99,730   $  95,368    $ 195,151   $ 186,725
                               ==========  ==========  ==========  ==========


      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
      United States            $   4,438   $   3,311    $   7,535  $   7,286
      Germany                     12,583       8,838       24,831     18,225
      Other                        2,161       2,341        5,075      4,213
      Intercompany eliminations (    889)   (    966)   (   1,196)  (  3,029)
                               ----------  ----------  ----------  ----------
                               $  18,293   $  13,524    $  36,245  $  26,695
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

During the second quarter of fiscal years 2006 and 2005 respectively, we realized approximately 49% and 52% of revenues from the sale and servicing of laser products for macro applications and approximately 51% and 48% from the sale and servicing of laser products for marking and micro applications.

Management believes that demand for our macro products, in particular the CO2 laser product lines and specific welding applications, is gaining steady momentum, and our micro and marking products will continue to benefit from the positive business environment in the markets in which those products are sold. The Company believes that its commitment to the Asian markets will further enhance its future growth.

At March 31, 2006, Rofin-Sinar had 1,447 employees compared to 1,394 employees at March 31, 2005.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2006       2005         2006        2005
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  56%         61%         57%         60%
Gross profit                        44%         39%         43%         40%
Selling, general and
  administrative expenses           19%         18%         18%         18%
Research and development expenses    6%          6%          6%          6%
Intangibles amortization             1%          1%          1%          2%
Income from operations              18%         14%         18%         14%
Income before income taxes
  and minority interest             18%         14%         19%         14%
Net income                          12%          9%         12%          9%


Net Sales - Net sales of $99.7 million and $195.2 million represent increases of $4.4 million or 5%, and $8.4 million or 5%, for the three month and the six month periods ended March 31, 2006, as compared to the corresponding periods in fiscal 2005. The increase for the three months ended March 31, 2006 resulted from a net sales increase of $6.3 million (23%) in the United States, partially offset by a net sales decrease of $2.0 million (3%) in Europe/Asia as compared to the corresponding period in fiscal 2005. The increase for the six months ended March 31, 2006, compared to the corresponding period in fiscal 2005, resulted from a net sales increase of $6.6 million, or 12%, in the United States and a net sales increase of $1.9 million, or 2%, in Europe/Asia. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had an unfavorable effect on net sales of $5.8 million and $11.5 million for the three-month and the six-month periods ended March 31, 2006. Net sales of laser products for macro applications decreased by $0.5 million (1%) to $49.3 million and by $3.9 million (4%) to $95.0 million for the three-month and six-month periods ended March 31, 2006 as compared to the corresponding periods of fiscal 2005, respectively. Net sales of lasers for marking and micro applications increased by 11% to $50.4 million for the three months ended March 31,2006 and by 14% to $100.2 million for the six months ended March 31, 2006 as compared to the corresponding periods in fiscal 2005. The increase in our revenues is mainly attributable to high sales volume to the semiconductor and electronic industries, the continuing growth in the Asian markets and the increase in our component business.

Gross Profit - Our gross profit of $43.5 million and $84.3 million for the three-month and the six-month periods ended March 31, 2006 represents increases of $5.9 million (16%) and $10.5 million (14%) from the corresponding periods of fiscal year 2005. As a percentage of sales, gross profit increased from 39% to 44%, as compared to the corresponding period in fiscal year 2005, and from 40% to 43% for the six-month period ended March 31, 2006, as compared to the corresponding period in 2005. The increase in our gross margins was primarily a result of the favorable product mix with higher sales of micro applications and higher sales of laser sources and laser systems to the semiconductor and electronic industries, as well as higher components and service and spare parts business which provided better gross margins. Gross profit was unfavorably affected by $2.0 million and $3.9 million for the three-month and six-month periods ended March 31, 2006, respectively, due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro.


Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses of $19.0 million and $35.9 million for the three-month and six-month periods ended March 31, 2006 represent increases of $2.2 million (13%) and $2.2 million (7%) from the corresponding periods of fiscal 2005. SG&A in the first three and six month periods of fiscal 2006 included stock-based compensation expense related to the implementation of SFAS 123R in the amount of $0.6 million and $ 1.3 million, respectively. The increase in SG&A expenses during the three and six months ended March 31, 2006 is primarily a result of our increased selling and marketing activities through increased exhibitions, additional sales employees, and higher commissions related to our record high revenues. Additionally costs related to our newly formed subsidiaries in China and the US account for the remaining increase. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $1.1 million and $2.0 million for the three-month and six-month periods ended March 31, 2006 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.


Research and Development - The Company spent net $5.8 million and $11.6 million on research and development (R&D) during the three-month and six-month periods ended March 31, 2006. This represents an increase of 2% and 1% for the three-month and six-month periods ended March 31, 2006, compared to the corresponding periods of the prior year. Gross research and development expenses for the three-month periods ended March 31, 2006 and March 31, 2005 were $6.1 million and $6.0 million, respectively, and were reduced by $0.3 million of government grants during both respective periods. Gross research and development expenses for the six-month periods ended March 31, 2006 and March 31, 2005 were $12.2 million and $11.9 million, respectively, and were reduced by $0.6 million and $0.4 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.5 million and $1.0 million for the three-month and six-month periods ended March 31, 2006 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month and six-month periods ended March 31, 2006 amounted to $0.9 million and $1.7 million, respectively. This represents a decrease of $0.4 million for the three-month period and of $1.1 million for the six-month period when compared to the same periods of fiscal year 2005 due to the full amortization of a portion of the intangibles acquired in connection with the acquisition of PRC Laser Corporation and Lee Laser, Inc. in September 2004.


Other Income - Net other income of $0.5 million for the three-month period ended March 31, 2006 represents an increase of $0.8 million compared to the corresponding period in the prior year. Net other income of $1.1 million for the six-month period ended March 31, 2006 represents an increase of $0.2 million compared to the corresponding period of the prior year. The fluctuation in the three-month and six-month periods is primarily attributable to a reduction of $0.7 million and $1.3 million in net interest expenses partially offset by higher exchange losses for the six-month period.


Income Tax Expense - Income tax expense of $6.4 million and $12.8 million for the three-month and the six-month periods ended March 31, 2006 represents effective tax rates of 35% for both periods, compared to 34% and 35% for the corresponding periods of the prior year. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.5 million and $0.9 million for the three-month and six-month periods ended March 31, 2006 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.


Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $11.7 million and $23.0 million for the three-month and six-month periods ended March 31, 2006, which represent increases of $3.0 million and $5.8 million compared to the corresponding periods in fiscal year 2005. For the three-month period ended March 31, 2006, basic and diluted net income per common share equaled $0.76 and $0.75, respectively, based upon a weighted average of 15.3 million and 15.6 million common shares outstanding, as compared to basic and diluted net income per common share of $0.58 and $0.56, respectively, for the three-month period ended March 31, 2005, based upon a weighted average of 15.1 million and 15.6 million common shares outstanding. The first six months in fiscal 2006 were impacted by stock-based compensation expense related to the implementation of SFAS 123R, which resulted in $1.2 million of stock-based compensation expenses, net of income tax.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2006 were cash and cash equivalents of $51.3 million, short-term investments of $86.9 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $81.4 million (translated at the applicable exchange rate at March 31, 2006). As of March 31, 2006,
$9.4 million (of which $4.6 million is due in the short term) was outstanding under the Deutsche Bank facility and $25.6 million (of which $11.6 million is due in the short term) under other lines of credit. Approximately $71.4 million was unused and available under the Company's bank facility and lines of credit at March 31, 2006. The Company is subject to financial covenants under these lines of credit, which, if not complied with, could restrict the Company from borrowing amounts there under. At March 31, 2006, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $10.7 million during the six months ended March 31, 2006. Approximately $25.4 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by an increase in inventory offset by an increase in accounts payable.

Uses of cash from investing activities totaled $11.9 million for the six-month period ended March 31, 2006 and related primarily to the purchase of short-term investments in the amount of $8.2 million and various additions to property and equipment in the amount of $2.5 million.

Net cash used in financing activities totaled $3.2 million and was primarily related to current period repayments of bank debt of $12.3 million, partially offset by new borrowings from banks of $6.4 million. This net repayment of debt of $5.9 million was partially offset by an increase in stockholders' equity of $2.4 million related to the issuance of additional common stock through the exercise of stock options and the corresponding excess tax benefit of $0.3 million.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all its material contractual obligations in its annual report on Form 10-K and has not entered into any further material contractual obligations since that date.


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 65% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $7.9 million at March 31, 2006 as compared to $18.0 million at March 31, 2005.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses and R&D expense, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


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

     To determine the expected long-term rate of return on plan assets, the Company considers current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.


     Share-Based Payment

     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S. based employees. Stock compensation expense related to non-U.S. employees is treated as a permanent difference for income tax purposes.

Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2006, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           March 31, 2006     March 31, 2006
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             300,000             175,300
Gunther Braun               --             220,000              86,000
Ingrid Mittelstaedt         --              40,000               4,000
Carl F. Baasel          19,000             100,000              62,000
Thomas Merk                 --              86,000              23,000
Louis Molnar                --             105,000              27,000
Ralph E. Reins (1)      20,000                  --                  --
Gary K. Willis (1)      20,000                  --                  --
Daniel Smoke (1)         6,450                  --                  --
Stephen D. Fantone (1)   3,000                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2006, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of March 31, 2006, the Company maintained cash equivalents and short-term investments of $94.5 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.3 million.

At March 31, 2006, the Company had $0.9 million of variable rate debt on which the interest rate is reset every six months, $4.3 million of variable rate debt on which the interest rate is set annually and $29.8 million of fixed rate debt. Maturities of this debt are as follows: $13.0 million is due in 2006, $4.9 million is due in 2007, $14.1 million is due in 2008 and $3.0 million is due in 2009. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements for a total notional amount of Euro 13.0 million (equivalent to $15.7 million based on the exchange rate at March 31, 2006) to minimize exposure to fluctuation of interest rates on short and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company from time to time enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2006, the Company held no forward exchange contracts or options.


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

         The licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. The Company is currently in discussions with the licensor in order to resolve these disagreements. The parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition, or results of operations or cash flows.

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

                               Rofin-Sinar Technologies Inc.
                               ------------------------------------------
                                     (Registrant)

   Date:   May 10, 2006          /s/ Gunther Braun
                               ------------------------------------------
                                  Gunther Braun
                                  President, Chief Executive Officer,
                                  and Director



                                 /s/ Ingrid Mittelstaedt
                                -----------------------------------------
                                  Ingrid Mittelstaedt
                                  Chief Financial Officer, Executive Vice
                                  President, Finance and Administration, and
                                  Treasurer