Form 10-Q
period 2006-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2006-08-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2006
                                     OR

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

15,355,900 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 8, 2006.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            June 30, 2006 and September 30, 2005                    3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2006 and 2005                                  4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Nine months ended June 30, 2006 and 2005                5

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2006 and 2005                6

          Notes to Condensed Consolidated Financial Statements      7


          Item 2
          ------
          Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    17

          Item 3
          ------
          Quantitative and Qualitative Disclosures about
            Market Risk                                            25

          Item 4
          ------
          Controls and Procedures                                  26


PART II   OTHER INFORMATION

          Item 1
          ------
          Legal Proceedings                                        27

          Item 6
          ------
          Exhibits                                                 28

          SIGNATURES                                               28

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
              (dollars in thousands, except per share amounts)
                                                    June 30,    September 30,
                                                      2006          2005
                                                   (Unaudited)    (Audited)
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $  50,779      $  40,602
  Short-term investments                               93,325         78,675
  Accounts receivable, net of allowance for
    doubtful accounts of $2,685 and $2,398,
    respectively                                       86,743         77,523
  Inventories                                         123,410        107,105
  Other current assets and prepaid expenses            14,671         12,610
                                                   -----------     ----------
    Total current assets                              368,928        316,515
Property and equipment, net                            36,433         34,221
Goodwill, net                                          64,768         61,493
Other intangibles, net                                 11,118         13,158
Other assets                                            3,848          3,251
                                                   -----------     ----------
    Total assets                                    $ 485,095      $ 428,638
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  16,424      $  20,152
  Accounts payable, trade                              19,790         14,702
  Accounts payable to related party                       183            230
  Accrued liabilities                                  66,270         59,428
                                                   -----------     ----------
    Total current liabilities                         102,667         94,512
Long-term debt                                         19,800         20,850
Pension obligations                                    12,500         11,126
Minority interests                                      2,518          2,072
Other long-term liabilities                             6,213          5,912
                                                   -----------     ----------
    Total liabilities                                 143,698        134,472
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,355,500 (15,122,650 at
    September 30, 2005) issued and outstanding            154            151
  Additional paid-in-capital                          164,495        162,550
  Retained earnings                                   161,011        125,071
  Accumulated other comprehensive income               15,737          6,394
                                                   -----------     ----------
    Total stockholders' equity                        341,397        294,166
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 485,095      $ 428,638
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                  Periods Ended June 30, 2006 and 2005
            (dollars in thousands, except per share amounts)

                                    Three Months             Nine Months
                                   Ended June 30,           Ended June 30,
                               ----------------------  ----------------------
                                  2006        2005        2006        2005
                               ----------  ----------  ----------  ----------
Net sales                      $ 109,648   $  89,528   $ 304,800   $ 276,253
Cost of goods sold                62,785      53,018     173,608     165,979
                               ----------  ----------  ----------  ----------
    Gross profit                  46,863      36,510     131,192     110,274

Selling, general, and
    administrative expenses       20,306      15,203      56,180      48,844
Research and development expenses  6,164       5,613      17,752      17,099
Intangibles amortization             909       1,250       2,637       4,091
                               ----------  ----------  ----------  ----------
    Income from operations        19,484      14,444      54,623      40,240

Other expense (income):
  Interest, net                   (  611)    (    94)   (  1,572)        271
  Foreign currency (gains)/losses (  235)      1,278    (    103)        469
  Other expense (income)          (   65)    (    47)   (    342)    (   502)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       20,395      13,307      56,640      40,002

Income tax expense                 7,239       4,734      20,079      13,964
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                  13,156       8,573      36,561      26,038

Minority interest                    237         166         621         375
                               ----------  ----------  ----------  ----------
    Net income                  $ 12,919    $  8,407    $ 35,940    $ 25,663
                               ==========  ==========  ==========  ==========

Net income per common
  share
    Basic                       $   0.84    $   0.56    $   2.36    $   1.70
    Diluted                     $   0.82    $   0.54    $   2.30    $   1.65
                               ==========  ==========  ==========  ==========
Weighted average shares
  used in computing net
  income per share
    Basic                      15,331,829  15,101,255  15,257,238  15,056,357
    Diluted                    15,712,027  15,553,199  15,625,358  15,545,829
                               ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Nine Months Ended June 30, 2006 and 2005
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2005              $      151   $   162,550   $   125,071    $    6,394     $  294,166
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --         9,111          9,111
  Fair value of interest swap agreement,
      net of tax                                    --           --             --           232            232
  Net income                                        --           --         35,940           --          35,940
                                                                                                   ------------
Total comprehensive income                                                                               45,283

Common stock plans                                   3         1,945            --	           --           1,948
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2006                    $     154   $   164,495   $   161,011    $  15,737      $  341,397
                                           ============  ============  ============  ============   ============


BALANCES at September 30, 2004              $      149  $   158,777    $    87,096   $   11,362     $  257,384
  Comprehensive income:
  Foreign currency translation adjustment           --           --             --     (  3,598)     (   3,598)
  Fair value of interest swap agreement,
      net of tax                                    --           --             --          224            224
  Net income                                        --           --         25,663           --         25,663
                                                                                                   ------------
Total comprehensive income                                                                              22,289

Common stock plans                                   2        3,301             --	           --          3,303
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2005                    $     151   $  162,078    $   112,759    $   7,988      $ 282,976
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2006 and 2005
                          (dollars in thousands)

                                                           Nine Months
                                                         Ended June 30,
                                                     ------------------------
                                                        2006          2005
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 35,940     $ 25,663
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities       ( 11,976)    (  3,990)
     Other adjustments                                    8,424        5,501
                                                     -----------  -----------
       Net cash provided by operating activities         32,388       27,174
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property and equipment                  (  4,643)    (  5,270)
  Purchases of short term investments, net             ( 14,650)    (  7,125)
  Acquisition of business, net of cash acquired,
     and investment in affiliates                      (  1,262)    (  1,182)
  Proceeds from the sale of property and equipment          211          203
                                                      ----------   ----------
       Net cash used in investing activities           ( 20,344)    ( 13,374)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   8,797       37,500
  Repayment to banks                                   ( 15,249)    ( 50,270)
  Proceeds from issuance of common stock                  3,481        2,105
  Excess tax benefit from stock options                (  1,269)          --
                                                      ----------   ----------
       Net cash used in financing activities           (  4,240)    ( 10,665)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                2,373          983
                                                      ----------   ----------
Net increase in cash and cash equivalents                10,177        4,118

Cash and cash equivalents at beginning of period         40,602       38,216
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 50,779     $ 42,334
                                                      ==========   ==========

Cash paid for interest                                 $  1,099     $  1,848
Cash paid for taxes                                    $ 21,709     $ 14,579

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

In addition, "Purchases of short-term investments, net", included in the accompanying condensed consolidated statements of cash flows, as investing activities, reflect the purchases and sales of auction rate securities during the periods presented.

3.   Acquisitions and Formation of New Entities

Effective December 2, 2005, the Company purchased an additional 3% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 80% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $0.5 million.

Effective October 1, 2005, the Company formed DILAS Diode Laser Inc. in Tucson, Arizona as a wholly owned subsidiary of the Company's wholly owned subsidiary, Rofin-Sinar Inc.

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges.

Effective May 1, 2006, the Company formed Rofin-Baasel Canada Ltd. in, Mississauga, Canada as a wholly owned subsidiary of the Company's wholly owned subsidiary, Rofin-Sinar Inc.


4.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                  June 30,    September 30,
                                                    2006           2005
                                                ------------   ------------
Finished goods                                   $  16,509       $  10,268
Work in progress                                    31,575          28,173
Raw materials and supplies                          42,421          38,913
Demonstration inventory                             12,676          11,346
Service parts                                       20,229          18,405
                                                -----------     -----------
    Total inventories                            $ 123,410       $ 107,105
                                                ===========     ===========

5.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  June 30,    September 30,
                                                    2006           2005
                                                -----------     -----------
Employee compensation                            $  14,783       $  16,372
Warranty reserve                                    12,332          10,836
Customer deposits                                   12,032           8,515
Income taxes payable                                12,885           9,943
Other                                               14,238          13,762
                                                -----------     -----------
Total accrued liabilities                        $  66,270       $  59,428
                                                ===========     ===========


6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2006 are as follows:

                                             United
                                Germany      States      Other      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2005           $ 38,559    $  9,742    $ 13,192    $ 61,493
Additional goodwill from
   acquisition                        --          --         494         494
Currency exchange difference       1,934         148         699       2,781
                               ----------  ----------  ----------  ----------
Balance as of
   June 30, 2006                $ 40,493    $  9,890    $ 14,385    $ 64,768
                               ==========  ==========  ==========  ==========


The carrying values of other intangible assets are as follows:

                                   June 30, 2006       September 30, 2005
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,610    $  2,698    $  7,212    $  2,090
  Customer base                   13,880       8,683      13,487       6,098
  Other                            4,377       3,368       4,088       3,441
                               ----------  ----------  ----------  ----------
  Total                         $ 25,867    $ 14,749    $ 24,787    $ 11,629
                               ==========  ==========  ==========  ==========

Amortization expense for the nine-month periods ended June 30, 2006 and 2005 was $2.6 million and $4.1 million, respectively. At June 30, 2006, estimated amortization expense for the remainder of fiscal 2006 and the next five fiscal years based on the average exchange rates as of June 30, 2006, is as follows:

  2006 (remainder)                       $  0.9 million
  2007                                      3.0 million
  2008                                      2.0 million
  2009                                      1.9 million
  2010                                      0.7 million
  2011                                      0.7 million


7.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions. The change in warranty reserves for the nine-month periods ended June 30, 2006 and 2005 is as follows:
                                                    2006           2005
                                                ------------   ------------
Balance at September 30,                         $  10,836       $  13,375
Additional accruals for warranties
        during the period                            3,369           1,840
Usage during the period                           (  2,412)       (  4,379)
Currency translation                                   539        (    119)
                                                -----------     -----------
Balance at June 30,                              $  12,332       $  10,717
                                                ===========     ===========


8.  Stock Incentive Plans

The Company maintains an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2005 and none have been granted through June 30, 2006. Non-qualified stock options were granted to officers and other key employees in fiscal years 2005 and 2006. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

The following table illustrates the effect on net income and earnings per share in the comparable three-month and nine-month periods of the prior year as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in those periods. For the nine-month and three-month periods ended June 30, 2006 in compliance with SFAS No. 123R, the Company recorded expense of $2.3 million and $1.0 million, respectively, for the portion of stock-based compensation arrangements which vested during the periods. Amounts are in thousands, except per share amounts:

                                 Three Months Ended        Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
Net income - as reported        $ 12,919    $  8,407    $ 35,940    $ 25,663
Deduct: Total stock-based
  employee compensation
  expense determined under
  the fair value based
  method for all awards, net
  of related tax effects             N/A         470         N/A       1,063
                               ----------  ----------  ----------  ----------
Pro forma net income            $ 12,919    $  7,937    $ 35,940    $ 24,600
                               ==========  ==========  ==========  ==========
Earnings per share:
  Basic - as reported           $   0.84    $   0.56    $   2.36    $   1.70
  Basic - pro forma                  N/A    $   0.53         N/A    $   1.63
  Diluted - as reported         $   0.82    $   0.54    $   2.30    $   1.65
  Diluted - pro forma                N/A    $   0.52         N/A    $   1.60

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123 for the three-month and nine-month periods ended June 30, 2006:
                                           2006         2005
                                          Grants       Grants
                                       ----------    ----------
Weighted average grant date fair value   $ 26.51       $ 15.41
Expected life                            5 Years       5 Years
Volatility                                 50.0%         50.0%
Risk-free interest rate                    4.61%         3.74%
Dividend yield                                0%            0%
Annual forfeiture rate                     1.09%         1.09%

284,750 options were granted in the three-month period ended March 31, 2006. 7,500 options were granted in the three-month period ended June 30, 2006. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all option activity for the nine-month period ended June 30, 2006 is as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2005    1,289,600    $ 21 3/5       7.54      $  21.1
  Granted                   292,250      52 1/5
  Exercised              (  210,550)     15 2/5
  Cancelled                      --          --
  Forfeited              (   10,800)     11 4/9
                         -----------  -----------  ----------- ------------
Balance at
    June 30, 2006         1,360,500    $ 29 1/6       7.63      $  37.8
Exercisable at
    June 30, 2006           432,750    $ 16 5/6       5.93      $  17.6

As of June 30, 2006, there was $14.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.84 years.

During the three-month and nine-month periods ended June 30, 2006 and 2005, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised             $  2.5     $  0.5       $  7.5      $  4.4



Cash received from stock option exercises for the three month and nine month periods ended June 30, 2006 was $1.1 million and $3.5 million, respectively.


9.  Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                 Three Months Ended       Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             15,331,829  15,101,255  15,257,238  15,056,357
Potential additional shares
  due to outstanding dilutive
  stock options                   380,198     451,944     368,120     489,472
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      15,712,027  15,553,199  15,625,358  15,545,829
                               ==========  ==========  ==========  ==========


10.  Defined Benefit Plans

Components of net periodic pension cost were as follows for the three-month and nine-month periods ended June 30, 2006 and 2005:

                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
Service cost                    $   179     $    126    $   526     $  413
Interest cost                       181          147        532        494
Expected return on plan assets   (   74 )   (     68)    (  223 )   (  204 )
Amortization of prior
   service costs                      6           --         19          --
Amortization of net loss             25           15         74         47
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   317          220    $   928     $  750
                               ==========  ==========   =========   ========

During the three-month period ended June 30, 2006, the Company did not make any contributions to the plan.

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

Assets, revenues and income before taxes and minority interest by geographic region are summarized below:
                                                June 30,    September 30,
                                                   2006          2005
                                               ----------     ----------
      ASSETS
           United States                       $ 233,367      $ 219,949
           Germany                               306,157        280,047
           Other                                 155,536        146,992
           Intercompany eliminations           ( 209,965)     ( 218,350)
                                               ----------     ----------
           Total assets                        $ 485,095      $ 428,638
                                               ==========     ==========


      NET SALES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
      United States            $  34,147   $  26,424   $  98,087   $  81,787
      Germany                     81,998      68,125     226,868     211,491
      Other                       34,448      29,748      97,408      89,221
      Intercompany eliminations ( 40,945)   ( 34,769)   (117,563)   (106,246)
                              ----------  ----------   ----------  ----------
                               $ 109,648   $  89,528   $ 304,800   $ 276,253
                               ==========  ==========  ==========  ==========


      INTERCOMPANY SALES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
      United States            $     792   $   1,100    $   2,642  $   2,172
      Germany                     32,276      28,236       92,184     87,589
      Other                        7,877       5,433       22,737     16,485
      Intercompany eliminations ( 40,945)   ( 34,769)    (117,563)  (106,246)
                               ----------  ----------  ----------  ----------
                               $      --   $      --    $      --   $      --
                               ==========  ==========  ==========  ==========

      EXTERNAL SALES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
      United States            $  33,355   $  25,324    $  95,445   $  79,615
      Germany                     49,722      39,889      134,684     123,902
      Other                       26,571      24,315       74,671      72,736
                               ----------  ----------  ----------  ----------
                               $ 109,648   $  89,528    $ 304,800   $ 276,253
                               ==========  ==========  ==========  ==========


      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2006       2005        2006        2005
                               ----------  ----------  ----------  ----------
      United States            $   3,758   $   2,048    $  11,293  $   9,334
      Germany                     14,280       9,242       39,111     27,468
      Other                        3,309       1,652        8,384      5,864
      Intercompany eliminations (    952)        365    (   2,148)  (  2,664)
                               ----------  ----------  ----------  ----------
                               $  20,395   $  13,307    $  56,640  $  40,002
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

Overview

Rofin-Sinar Technologies Inc. (herein also referred to as "Rofin-Sinar", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products mainly used for cutting, welding and marking a wide range of materials.

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

During the third quarter of fiscal years 2006 and 2005 respectively, we realized approximately 49% and 48% of revenues from the sale and servicing of laser products for macro applications and approximately 51% and 52% from the sale and servicing of laser products for marking and micro applications.

Management believes that it's wide product portfolio and highly diversified customer base helps mitigate potential declining business conditions in a single industrial or geographical market. Furthermore, management believes that the high demand for macro laser products from the machine tool industry, and for micro and marking laser products from the medical device and electronics industry, coupled with the record backlog, should enhance the Company's business in the next quarters.

At June 30, 2006, Rofin-Sinar had 1,456 employees compared to 1,387 employees at June 30, 2005.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Nine Months
                                    Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2006       2005         2006        2005
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  57%         59%         57%         60%
Gross profit                        43%         41%         43%         40%
Selling, general and
  administrative expenses           18%         17%         18%         18%
Research and development expenses    6%          6%          6%          6%
Intangibles amortization             1%          2%          1%          1%
Income from operations              18%         16%         18%         15%
Income before income taxes
  and minority interest             19%         15%         19%         15%
Net income                          12%          9%         12%          9%


Net Sales - Net sales of $109.6 million and $304.8 million represent increases of $20.1 million or 22%, and $28.5 million or 10%, for the three month and the nine month periods ended June 30, 2006, as compared to the corresponding periods in fiscal 2005. The increase for the three months ended June 30, 2006 resulted from a net sales increase of $7.0 million (27%) in the United States, and a net sales increase of $13.1 million (21%) in Europe/Asia as compared to the corresponding period in fiscal 2005. The increase for the nine months ended June 30, 2006, compared to the corresponding period in fiscal 2005, resulted from a net sales increase of $13.6 million, or 17%, in the United States and a net sales increase of $14.9 million, or 8%, in Europe/Asia. Fluctuations in the U.S. dollar against foreign currencies, primarily against the Euro, had nearly no impact on net sales for the three-month period and an unfavorable effect on net sales of $11.4 million for the nine-month period ended June 30, 2006. Net sales of laser products for macro applications increased by $10.0 million (23%) to $53.2 million and by $6.1 million (4%) to $148.2 million for the three-month and nine-month periods ended June 30, 2006 as compared to the corresponding periods of fiscal 2005, respectively. The increase in sales is mainly due to the higher demand for our lower and higher power CO2 lasers from the OEM machine tool industry. Net sales of lasers for marking and micro applications increased by 22% to $56.5 million for the three months ended June 30,2006 and by 17% to $156.6 million for the nine months ended June 30, 2006 as compared to the corresponding periods in fiscal 2005. The increase can be mainly attributed to the higher demand for our lasers for micro and marking applications principally to the semiconductor, electronics and medical instruments industries, as well as an increase in our component business. On a geographic basis, the Asian market was the main growth driver with a 55% increase in sales for both the three-month and the nine-month periods ended June 30, 2006 compared to the corresponding periods last fiscal year.

Gross Profit - Our gross profit of $46.9 million and $131.2 million for the three-month and the nine-month periods ended June 30, 2006 represents increases of $10.4 million (28%) and $20.9 million (19%) from the corresponding periods of fiscal year 2005. As a percentage of sales, gross profit increased from 41% to 43%, as compared to the corresponding quarter in fiscal year 2005, and from 40% to 43% for the nine-month period ended June 30, 2006, as compared to the corresponding period in 2005. The increase in gross margin was primarily a result of the favorable product mix across all product lines, and the higher production efficiencies gained with the record high production volume. For the nine-month period ended June 30, 2006, gross profit was unfavorably affected by $3.9 million due to the fluctuations of the U.S. dollar against foreign currencies, primarily against the Euro. The fluctuation of the exchange rate had nearly no impact on the gross margin for the three-month period.

Selling, General and Administrative Expenses - Selling, general and administrative (SG&A) expenses of $20.3 million and $56.2 million for the three-month and nine-month periods ended June 30, 2006 represent increases of $5.1 million (34%) and $7.4 million (15%) from the corresponding periods of fiscal 2005. SG&A in the first three and nine month periods of fiscal 2006 included stock-based compensation expense related to the implementation of SFAS 123R in the amount of $1.0 million and $ 2.3 million, respectively. The increase in SG&A expenses during the three and nine month periods ended June 30, 2006 is primarily a result of our increased selling and marketing activities, including higher commissions related to our record high revenues. Additionally, costs related to our newly formed subsidiaries in China, the U.S., and Canada account for the remaining increase. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $2.0 million for the nine-month period ended June 30, 2006 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro. In the third quarter 2006 the fluctuation of the exchange rates had nearly no impact on our SG&A expenses.

Research and Development - The Company spent net $6.2 million and $17.8 million on research and development (R&D) during the three-month and nine-month periods ended June 30, 2006. This represents an increase of 11% and 4% for the three-month and nine-month periods ended June 30, 2006, compared to the corresponding periods of the prior year. Gross research and development expenses for the three-month periods ended June 30, 2006 and June 30, 2005 were $6.4 million and $6.0 million, respectively, and were reduced by $0.2 million and $0.4 million of government grants during each respective period. Gross research and development expenses for the nine-month periods ended June 30, 2006 and June 30, 2005 were $18.6 million and $17.9 million, respectively, and were reduced by $0.8 million of government grants during both respective periods. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was not affected for the three-month period and was favorably affected by $0.9 million for nine-month period ended June 30, 2006 due to the fluctuations of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month and nine-month periods ended June 30, 2006 amounted to $0.9 million and $2.6 million, respectively. This represents a decrease of $0.4 million for the three-month period and of $1.5 million for the nine-month period when compared to the same periods of fiscal year 2005 due to the full amortization of a portion of the intangibles acquired in connection with the acquisition of PRC Laser Corporation and Lee Laser, Inc. in September 2004.

Other Income - Net other income of $0.9 million for the three-month period ended June 30, 2006 represents an increase of $2.0 million compared to the corresponding period in the prior year. Net other income of $2.0 million for the nine-month period ended June 30, 2006 represents an increase of $2.2 million compared to the corresponding period of the prior year. Due to our continued cash generation, the low interest rate on debts, and higher interest rates on short-term investments, we were able to increase net interest income by $0.5 million and $1.8 million for the three-month and nine-month periods ended June 30, 2006, compared to the corresponding periods of fiscal year 2005. Additionally, the three-month and the nine-month periods include $0.2 million and $0.1 million net exchange gains compared to $1.3 million and $0.5 million net exchange losses in the same periods of fiscal 2005.

Income Tax Expense - Income tax expense of $7.2 million and $20.1 million for the three-month and the nine-month periods ended June 30, 2006 represents effective tax rates of 35% for the three-month and 36% for the nine-month periods, compared to 35% for both of the corresponding periods of the prior year. Fluctuations in the U.S. dollar against foreign currencies, primarily the Euro, had virtually no affect on income tax expense, a significant portion of which is incurred in foreign currencies, for the three-month period ended June 30, 2006 and was favorable affected by $0.9 million for the nine-month period ended June 30, 2006.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $12.9 million and $35.9 million for the three-month and nine-month periods ended June 30, 2006, which represent increases of $4.5 million and $10.2 million compared to the corresponding periods in fiscal year 2005. For the three-month period ended June 30, 2006, basic and diluted net income per common share equaled $0.84 and $0.82, respectively, based upon a weighted average of 15.3 million and 15.7 million common shares outstanding, as compared to basic and diluted net income per common share of $0.56 and $0.54, respectively, for the three-month period ended June 30, 2005, based upon a weighted average of 15.1 million and 15.6 million common shares outstanding. The three-month and nine-month periods ended June 30, 2006, were impacted by stock-based compensation expense related to the implementation of SFAS 123R, which resulted in $0.9 million and $2.1 million, respectively, of stock-based compensation expenses, net of income tax.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2006 were cash and cash equivalents of $50.8 million, short-term investments of $93.3 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $84.4 million (translated at the applicable exchange rate at June 30, 2006). As of June 30, 2006, $8.9 million (of which $3.8 million is due in the short term) was outstanding under the Deutsche Bank facility and $27.4 million (of which $12.7 million is due in the short term) under other lines of credit. Approximately $73.1 million was unused and available under the Company's bank facility and lines of credit at June 30, 2006. The Company is subject to financial covenants under these lines of credit, which, if not complied with, could restrict the Company from borrowing amounts there under. At June 30, 2006, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $10.2 million during the nine months ended June 30, 2006. Approximately $32.4 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by an increase in inventory and accounts receivables offset by an increase in accounts payable.

Uses of cash from investing activities totaled $20.3 million for the nine-month period ended June 30, 2006 and related primarily to the purchase of short-term investments in the amount of $14.7 million and various additions to property and equipment in the amount of $4.6 million.

Net cash used in financing activities totaled $4.2 million and was primarily related to current period repayments of bank debt of $15.2 million, partially offset by new borrowings from banks of $8.8 million. This net repayment of debt of $6.4 million was partially offset by an increase in stockholders' equity of $3.5 million related to the issuance of additional common stock through the exercise of stock options.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all its material contractual obligations in its annual report on Form 10-K for the fiscal year ended September 30, 2005 and has not entered into any further material contractual obligations since that date.


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 61% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen and Canadian dollar. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $16.6 million at June 30, 2006 as compared to $8.0 million at June 30, 2005.

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



Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt FIN 48 in the first quarter of 2007 and is in the process of evaluating the impact of the adoption of this interpretation on the Company's results of operations and financial condition.

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2006, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           June 30, 2006     June 30, 2006
----------------     --------------    -----------------   -----------------
Peter Wirth              3,300             300,000             172,000
Gunther Braun               --             220,000              88,000
Ingrid Mittelstaedt         --              30,000                  --
Carl F. Baasel          29,000              70,000              33,000
Thomas Merk                 --              92,000              23,000
Louis Molnar                --             105,000              27,000
Ralph E. Reins (1)       4,500                  --                  --
Gary K. Willis (1)      20,000                  --                  --
Daniel Smoke (1)         6,450                  --                  --
Stephen D. Fantone (1)   3,000                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2006, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of June 30, 2006, the Company maintained cash equivalents and short-term investments of $104.0 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.4 million.

At June 30, 2006, the Company had $17.5 million of variable rate debt on which the interest rate is reset every six months, $3.2 million of variable rate debt on which the interest rate is set annually and $15.5 million of fixed rate debt. Maturities of this debt are as follows: $4.2 million is due in 2006, $13.9 million is due in 2007, $14.9 million is due in 2008 and $3.2 million is due in 2009.

The Company has entered into interest rate swap agreements for a total notional amount of Euro 13.0 million (equivalent to $16.5 million based on the exchange rate at June 30, 2006) to minimize exposure to fluctuation of interest rates on short and long-term debt on which the interest rate is reset every six month.

Taking into account the above mentioned swap agreements, a 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense of less than $0.1 million.

Foreign Currency Exchange Risk

The Company from time to time enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2006, the Company held no forward exchange contracts or options.


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

Item 1A. Risk Factors

         There have been no material changes to the risk factors described in our annual report on Form 10-K for the fiscal year ended
         September 30, 2005.

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

                               Rofin-Sinar Technologies Inc.
                               ------------------------------------------
                                     (Registrant)

   Date:   August 8, 2006          /s/ Gunther Braun
                               ------------------------------------------
                                  Gunther Braun
                                  President, Chief Executive Officer,
                                  and Director



                                 /s/ Ingrid Mittelstaedt
                                -----------------------------------------
                                  Ingrid Mittelstaedt
                                  Chief Financial Officer, Executive Vice
                                  President, Finance and Administration, and
                                  Treasurer