Form 10-K
period 2006-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2006-12-13
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-21377

ROFIN-SINAR TECHNOLOGIES INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-3306461

(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40984 Concept Drive, Plymouth, MI	48170

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 455-5400

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.01 par value
Rights Associated with Common Stock, par value $.01 per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based upon the closing price of the common stock on March 31, 2006 as reported by the NASDAQ National market was approximately $823,953,328.00. For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

15,419,500 shares of the Registrant’s common stock, par value $.01 per share, were outstanding as of December 6, 2006.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders to be held in March 2007 are incorporated by reference herein at Part III, Items 10-14.

ROFIN-SINAR TECHNOLOGIES INC.

i

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

These factors include (among others):

•	downturns in the machine tool, automotive, semiconductor and electronics industries which may have, in the future, a material adverse effect on sales and profitability of the Company;

•	the ability of the Company’s OEM-customers to incorporate its laser products into their systems;

•	the impact of exchange rate fluctuations, which may be significant because a substantial portion of the Company’s operations is located overseas;

•	the level of competition and the ability of the Company to compete in the markets for its products;

•	the Company’s ability to develop new and enhanced products to meet market demand or to adequately utilize its existing technology;

•	third party infringement of the Company’s proprietary technology or third party claims against the Company for the infringement or misappropriation of their proprietary rights;

•	competing technologies that are similar to or that serve the same uses as the Company’s technology;

•	the scope of patent protection that the Company is able to obtain or maintain;

•	the Company’s ability to efficiently manage the risks associated with its international operations; and

•	the other risks described under “ITEM 1A - Risk Factors”.

In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.	BUSINESS

COMPANY OVERVIEW AND HISTORY

Rofin-Sinar Technologies Inc., a newly listed NASDAQ Company in 1996 (herein also referred to as “Rofin” or “RSTI” or the “Company” or “we”, “us” or “our”) is a leader in the design, development, engineering, manufacturing and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer’s production process. As a technological leader in CO2, solid-state lasers and diode lasers, the Company is able to meet a broad range of its customers’ material processing requirements.

Based on projected 2006 industry data for laser products used for macro (cutting and welding) applications and marking and micro (fine cutting, fine welding, and perforating) applications combined, the Company believes it has a worldwide market share (based on sales volume) of approximately 20% and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 40,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2006, 2005, and 2004, approximately 49%, 50%, and 49%, respectively, of the Company’s revenues related to sales of laser products for macro applications and approximately 51%, 50%, and 51%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and semiconductor and electronics industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2006, 2005, and 2004, 30%, 29%, and 22%, respectively, of the Company’s sales were in North America, 48%, 54%, and 59%, respectively, were in Europe and 22%, 17%, and 19%, respectively, were in Asia. See Note 13, “Geographic Information”, to the consolidated financial statements for further information.

The consolidated financial statements included in this Annual Report on Form 10-K present the historical financial information of Rofin-Sinar Technologies Inc. and its wholly-owned subsidiaries. These financial statements include the consolidated accounts of Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”) and Rofin-Sinar Technologies Europe S.L. (“RSTE”). RS Inc. owns 100% of Rofin-Baasel Canada Ltd. (“RCA”) (formed in May 2006) and 100% of DILAS Diodelaser Inc. (formed in October 2005). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 80% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Taiwan Ltd., 100% of Rofin-Baasel Korea Co., Ltd., and 100% of Rofin-Baasel Espana S.L. (“RBE”).

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

The financial statements of RSL include the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation, its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, Carl Baasel Lasertechnik GmbH & Co. KG (“CBL”), its 90%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft GmbH and its 80%-owned subsidiary Rofin-Baasel China Co., Ltd. .

The financial statements of CBL include the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel, Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH, as well as its 40% equity investment in H2B Photonics GmbH.

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

On October 22, 2004, the remaining 17% of the share capital of Rofin-Baasel Espana S.L. was purchased by the Company through RSTE under an option agreement between the Company and the former minority shareholder.

On December 9, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. through RSTE under an option agreement between the Company and the minority shareholders. The Company held 76% of the share capital as a result of this purchase.

On December 2, 2005, the Company purchased an additional 4% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 80% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $0.5 million.

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

The Company believes that the major sources of its future growth will be the following:

•

Developing New Laser Products through Technological Innovation: Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company’s strategy. The Company is currently focusing its research and development activity on increasing the output power of its CO2, diffusion cooled, wave-guide Slab lasers and enhancing the performance of its line of high power, fast flow CO2 lasers. The Company is also further expanding its series of end pumped, solid-state lasers for marking and micro applications and is actively engaged in the development of diode pumped, solid-state lasers using a process commonly referred to as “disc design”. This type of solid-state laser is capable of performing heavy industrial material processing applications, as well as fine cutting and fine welding applications, more precisely than previously possible.

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

Lasers are used for material processing because of the excellent focusability of laser beams. When focused through lenses and mirrors, the energy density in the focus spot is so high that metals and other materials can be melted and vaporized. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are pulse duration, wavelength, output power, spatial coherence and cost per watt of laser power. The three principal types of laser technologies currently used for material processing are CO2 lasers, solid-state lasers and diode lasers. CO2 lasers, which use CO2 gas as the lasing medium, are divided into high-power (above 500 watts) and low-power (below 500 watts) applications. There are two methods for CO2 excitation, radio frequency (“RF” or “HF”) and direct current (“DC”) excitation. Most high-power CO2 lasers are based on gas flow, in which a continuous supply of fresh laser gas flows through the laser cavity to create the energy necessary for excitation. Due to their ability to generate comparatively high levels of continuous-wave (“CW”) power, CO2 lasers are a particularly attractive laser medium for material processing applications. Material processing applications for CO2 laser sources vary according to the power output and configuration of the laser system. The primary applications for high-power CO2 lasers are cutting and welding of metal. Low-power CO2 lasers are used principally for marking, cutting and engraving of non-metal materials. While both low- and high-power CO2 lasers are used for cutting, the materials they are used to process and their physical size can vary significantly.

Solid-state lasers use flash lamps or laser diodes as source of excitation and are referred to as “flash-lamp pumped” or “diode-pumped”. The lasing medium is a solid-state crystal, generally in the form of a rod or a disc. The crystal material is either Neodymium Yttrium Aluminium Garnet (Nd:YAG) or Neodymium Vanadate (Nd:YVO4). The crystal rod is positioned in a cavity, which is either a gold or ceramic reflector, and pumped using flash lamps or laser diodes from the side, or alternatively the rod is pumped from its ends with laser diodes. Typical output powers vary from 3 to 500 watts from a single rod and output powers up to 6,000 watts can be achieved by combining several cavities within a resonator. Solid-state lasers can be run either in a pulsed or continuous-wave manner. Marking applications generally require higher pulsing frequencies which are achieved by inserting a Q-switch, which is a fast electro-optical shutter, into the laser resonator, enabling frequencies to be switched up or down in multiples of 10 kHz at a time. Recent development efforts in the area of solid-state lasers have focused on a process commonly referred to as “disc design”. In the “disc design” the lasing medium is a thin crystal (typically Ytterbium:YAG) disc, which is excited by laser diodes in an optical multi-pass configuration.

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

THE COMPANY’S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state and diode laser sources and solutions in a variety of configurations and options. As a technological leader in CO2 lasers, solid-state and diode lasers, the Company is able to meet a broad range of its customers’ cutting, welding, and marking requirements. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer’s production process. The Company’s engineers and other technical experts work directly with the customer in the Company’s applications centers to develop and customize the optimal solution for the customers manufacturing requirements.

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

The following table sets forth the Company’s net sales of laser products used for macro applications and of laser products used for marking and micro applications in fiscal 2006, 2005, and 2004:

	September 30,

Product Category*	2006	2005	2004

	(in thousands)

Laser macro products	$207,258	$189,241	$158,820
Laser marking and micro products	213,632	185,950	163,808

	$420,890	$375,191	$322,628

*	For each product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

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

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

Laser macro products	Machine tool	Cutting and welding of metals

	Automotive	Cutting and welding of metals

Laser marking products	Semiconductor and electronics	Marking of integrated circuits, electronic components, smart cards

	Automotive	Marking of labels and car components

Laser micro products	Dental and jewelry, medical components, semiconductor and electronics	Spot welding, fine cutting, micro structuring

	Paper, plastic foils	Perforating of cigarette tip paper and packaging foils

LASER MACRO PRODUCTS

The Company’s business strategy for its macro laser business is to grow its revenues by:

•	increasing its market share in its existing CO2 laser market through increased sales of its low- and high- power, diffusion cooled, wave guide Slab lasers;

•	developing diffusion-cooled Slab lasers with higher output power to achieve higher welding depths and faster speeds and thereby widen their potential usage;

•	further developing the Remote Welding System, Tube Welding, Profile Welding, and Scanner Welding concepts;

•	continuing ongoing product engineering for its diode pumped, solid state lasers to further penetrate the market and to further increase the output power for heavy automotive applications.

The Company’s family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

DC Slab Series	1.0 kW - 8.0 kW	High Frequency	Machine tool	Cutting and welding
HFSeries	4.0 kW - 8.0 kW	High Frequency	Automotive	Welding
SC Series	100 W - 600 W	High Frequency	Machine tool	Cutting and structuring
XL Series	1.0 kW - 1.5 kW	Direct Current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct Current	Machine tool	Cutting and welding
FH Series	6.0 kW - 7. kW	Direct Current	Machine tool	Cutting and welding

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

The Company’s XL, STS, and FH Series fast-axial flow CO2 lasers are used for both cutting and welding applications marketed under the PRC brand. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. XL, STS, and FH Series products are used primarily by the machine tool industry.

The Company’s SC Series diffusion cooled, wave-guide CO2 lasers are developed and produced by Rofin-Sinar UK Ltd.. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. These lasers are used for cutting and structuring applications. Principal markets are the machine tool and automotive industries.

The Company’s family of solid-state laser products for macro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

DP Series	1.0 kW - 4.0 kW	Laser Diodes	Automotive	Cutting and welding
DS Series	1.0 kW - 3.0 kW	Laser Diodes	Automotive	Cutting and welding
LY Products	1.0 kW	Flash lamp	Automotive	Cutting and welding

Rofin’s DP/DS/LY Series of continuous wave, solid-state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well-suited for integration into complex production systems for cutting and welding applications. The LY product is a flash lamp pumped solid state laser mainly targeting low price markets. The key competitive advantages of the DP/DS Series lasers are the fact that they are diode-pumped and that they are designed to allow multiple power output configurations. These configurations include continuous wave, pulsed and power ramping modes, which allow Rofin to address a wide range of customer applications. In addition, several features of the DP/DS Series laser are designed for easy maintenance, such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows communication with a remote service center. The diode pumping technology is characterized by high beam quality and high efficiency. These lasers are used principally in the automotive industry.

The Company’s family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

Diode Lasers	10 W - 3.6 kW	Direct Current	Electronics Machine tool	Soldering Surface treatment

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

LASER MARKING PRODUCTS

The company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General Inc. and designed and introduced the “PowerLine” laser marker. Since then the Company has developed a broad line of market leading laser markers that deliver optimal results in terms of quality and speed on a wide range of materials. Based on its vast experience, ROFIN offers standardized and customized laser marking systems for use in various industrial segments. Strength and experience in research and development, application and software ensure innovative, tailored solutions which meet most exigent customer demands. The Company’s laser marking products incorporate high value-added software –VisualLaser Marker and LaserCAD - to facilitate use in the customer’s own environment.

The Company believes that the following factors have contributed to the growth that it has experienced in the laser marking business:

•	the Company’s ability to tailor its laser marking solutions to the customer’s requirements;

•

the Company’s expertise in solid-state laser beam power, mode structure and high-frequency switching capability which provides optimal quality in terms of marking contrast and speed on a wide variety of materials;

•

the Company’s proprietary software – VisualLaserMarker and LaserCAD - which provides an interface between the laser marking products and the customer’s computers and supports a broad range of network communication software; and

•	the Company’s innovative character which is reflected in cutting-edge products which satisfy standard as well as complex market requirements.

The Company’s business strategy for its laser marking business is four-fold:

•	to expand its position in worldwide laser marking markets with particular focus on the automotive, semiconductor and electronics industries;

•	to offer a balanced product portfolio covering different technologies which addresses high-end and general application markets;

•	to practice market and application development with existing and new products; and

•	to capitalize on its installed base of lasers by cross-selling the Company’s products to the existing customers.

The Company’s family of laser marking products is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

PowerLine StarMark Series	2 W – 120 W	laser diodes, flash lamps or CO2	Semiconductor, electronics, general marking applications	IC marking, marking of metals plastics and organic materials, Day and Night design
MultiScan VectorScan	100 W	High Frequency	Packaging	Consumer goods marking
LabelMarker E Easymark	Stand-alone laser based system Laser workstation		Automotive general marking applications, medical components, tool industry	Label marking Metal and plastics marking
SLM series CombiLine E Series	Laser work station for integration of a wide range of ROFIN laser markers		general marking applications	Metal and plastics marking

PowerLine/StarMark Series – The Company’s standard PowerLine and StarMark laser marking products consist of a range of 2 watts to 120 watts lasers with a galvo-head, a personal computer with state-of-the-art processor and Rofin’s proprietary VisualLaserMarker and LaserCAD software. The modular design of the PowerLine and StarMark markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM customers may order the laser head and 19” modules, for easy integration into the system specified by the end user). The PowerLine and StarMark solid-state lasers incorporate either diode modules or a dual or single lamp ceramic cavity design using “long-life” lamps both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions ensure besides compact dimensions further increase in efficiency. The Company’s proprietary VisualLaserMarker and LaserCAD software provide the customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double marking head allowing speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application - among a wide variety of possible applications - is the marking of plastics and smartcards in the semiconductor and electronics industries.

MultiScan VS – This vector scanning marker utilizes a 100 watts sealed-off CO2 laser and features the ability to mark components that are moving at high speeds. The main application is the marking of consumer goods in the packaging industry.

LabelMarker E - This stand-alone laser based system is Rofin’s state-of-the art solution when it comes to high demands concerning speed and reliability in the process of label marking. The LabelMarker E ensures high efficiency and a short marking time due to an integrated, powerful laser. Flexible parameter settings enable the marking of pictures and machine readable symbols. As an elaborate all-in-one solution, the LabelMarker E is compact and comfortable. This laser system with the safety class 1 can be used in any production area without additional safety requirements.

EasyMark - EasyMark is a class 1 transportable desktop device. The 100 V – 240 V connection and an integrated cooling based on thermo-electrical technology guarantee quick and easy initial operation. The EasyMark offers a program-controlled z axis and a rotary axis which can optionally be integrated. An aluminum T-slot plate facilitates mounting of customer-specific workpiece carriers. Processing of workpieces of different size and shape is thus possible.

SLM Series / CombiLine E Series – These compact laser workstations have been designed for small and medium-size batches. They integrate a wide range of ROFIN laser markers depending on the customer’s specific application. Supply units are incorporated in the housing to provide efficient use of the floor space. Different versions either with rotary or work table with various axes enable exact adaptation to the required tasks.

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

•	focus on manufacturers of medical instruments and implants within the medical device industry using mainly the applications cutting and welding

•

increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods; and

•	develop a new market for plastic welding, glass cutting, and solar-cell structuring applications.

The Company’s family of laser products for micro applications is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

StarWeld Series	20 W - 500 W	Flash Lamp	Jewelry, Medical Device Electronic	Spot welding
DS Disc Series	60 W - 750 W	Diode	Electronics	Cutting/Structuring
StarCut Series	12 W - 150 W	Flash Lamp/Diode	Medical	Fine cutting
PerfoLas Systems	n.a.	n.a.	Paper	Perforating
StarShape Systems	n.a.	n.a.	Packaging	Perforating
Series 800	2 W - 500 W	Flash Lamp	OEM	Micro/Marking
Series 600	25 W - 100 W	Flash Lamp	OEM	Micro/Marking
Series LDP	10 W - 200 W	Diode	OEM	Micro/Marking
Series LEP	4 W - 6 W	Diode	OEM	Micro/Marking

StarWeld Series – Rofin’s standard StarWeld laser products consist of pulsed solid-state lasers in the range of 20 watts to 500 watts. Although the StarWeld Series has a wide variety of possible applications, its main application is the fine welding of jewelry, electronics, and dental parts.

DS Disc Series – Rofin’s Disc laser products use laser diodes as the source of excitation to pump a thin crystal (disc). The output power is in the range of 60 watts to 750 watts and the main application is structuring or cutting of electronics.

StarCut Series – Rofin’s StarCut laser products use pulsed solid-state lasers in the range of 12 watts to 150 watts. Their main application is the fine cutting of medical devices.

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

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications and marking and micro applications, Rofin operates application centers in eight countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has approximately 30 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries. Our three principal markets are the machine tool, automotive, and semiconductor and electronics industries. The following table sets forth the allocation of the Company’s total laser sales among our principal markets:

	Fiscal Years

Principal Market	2006	2005	2004	Primary Applications

Machine Tool	31%	33%	33%	Cutting and welding

Semiconductor and Electronics	18%	12%	16%	Marking of integrated circuits, electronic components and smart cards

Automotive	7%	9%	14%	Cutting, welding and component marking

	56%	54%	63%

The remaining 44%, 46%, and 37%, of total laser sales in fiscal 2006, 2005, and 2004, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturers, job shops, jewelry, universities and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 40 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin’s products into their own production systems. Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating Rofin’s products without any substantial involvement by Rofin. Lasers for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit and smart card marking applications). Laser micro products are marketed and sold directly to end-users and to OEM-customers (mainly for jewelry and dental applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component and will often specify to the OEM that it desires a Rofin laser. In these cases, Rofin’s application engineers work directly with the end-user to optimize the application’s performance and demonstrate the advantages of the Company’s products.

Rofin has approximately 115 direct sales engineers operating in 24 countries, approximately 35 of whom are dedicated to marketing lasers for macro applications and approximately 80 of whom are dedicated to marketing laser for marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 20 independent representatives marketing the Company’s laser products in Australia, Argentina, Brazil, Denmark, Finland, India, Israel, Mexico, Northern Africa, the Philippines, Russia, Singapore, South Africa, Sweden, Eastern Europe, China, Thailand, and the United Kingdom. These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin’s products. All sales and delivery of product are conducted by the Company. Twelve of the independent representative agreements are on an exclusive basis, with the other eight on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six months cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg (Germany), and of laser diode components, from Mainz (Germany) and Tucson, Arizona. Worldwide sales and marketing of laser marking products is directed from Rofin’s offices in Gunding-Munich (Germany) and, for laser micro products and power supplies, from Starnberg (Germany). In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland, and the United Kingdom.

North American sales of Rofin’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan, facility and marking products are managed out of its Boxborough, Massachusetts, facility.The Company also maintains a sales office in Tempe, Arizona, to support the expansion of Rofin’s laser marking business in the North American market and a new sales and service office in Mississauga, Canada to support the Canadian market.

PRC Laser directs its worldwide sales and marketing of lasers for macro applications from its office in Landing, New Jersey, while Lee Laser directs its worldwide sales and marketing of laser for micro applications from its office in Orlando, Florida. Both companies sell their products independently under their own brand.

The Company maintains sales and service offices in Japan, Singapore, South Korea, Taiwan, and China to cover the Asia/Pacific region. Over the next five years, the Company expects demand for industrial lasers to increase in the Asia/Pacific region. The Company believes that the geographic market with the greatest long-term potential over the next 10 to 15 years is China, principally due to the expansion of domestic automobile and semiconductor and electronic production in that country. The Company has a technology license agreement with the Nanjing Electric Laser Center, or NELC, under which NELC manufactures CO2 laser sources for sale in the Chinese market.

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During fiscal 2006, 2005, and 2004, approximately 35% of the Company’s revenues were generated from sales of after-sales services, replacement parts and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers. This close relationship is maintained as customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. Rofin has 312 customer service personnel. The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser -operating techniques, and processing technology. Most of the Company’s OEM-customers also provide customer service and support to end-users.

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

Of Rofin’s 312 customer service personnel, approximately 200 employees operate in the field in 50 countries. Field service personnel are also involved in the installation of the Company’s systems.

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

In addition, the Company offers components such as laser diodes, fiber optic delivery systems, and power supplies. These high technology components are mainly integrated by other laser manufacturer into their product portfolio.

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

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf and Fanuc (for high-power CO2 lasers), Excel/Synrad and Coherent (for low-power CO2 lasers), Trumpf and IPG (for solid-state lasers) and Laserline and Jenoptik (for diode lasers and laser diodes) compete in certain of the markets in which Rofin operates. However, in the Company’s opinion, none of these companies compete in all of the industries, applications and geographic markets currently served by Rofin. We believe that only Trumpf has a product range and worldwide presence similar to that of the Company. The Company believes that it has a competitive advantage over these companies due to its exclusive access (for material applications of 500 watts and above) to the patented diffusion cooling technology incorporated in its CO2 Slab lasers. See “Intellectual Property”.

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

The Company’s laser marking products compete with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company’s micro products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro market include Trumpf, GSI Group, Unitek Miyachi, Lasag, IPG and Excel/Control Laser.

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

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2 and solid-state laser macro products at its Hamburg (Germany), Plymouth, Michigan, Landing, New Jersey, Atsugi-shi (Japan) and Kingston upon Hull (UK) facilities. The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Singapore, Boxborough, Massachusetts and Orlando, Florida. Rofin’s micro application products are manufactured and tested in Starnberg (Germany). The Company’s diode laser products are manufactured and tested at its Mainz (Germany) and Tucson, Arizona facilities. The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany).

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

Rofin’s in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company’s finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. Although the Company minimizes the number of suppliers and component types wherever practicable it has at least two sources of supply for key items. Rofin has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company estimates that 18% of its revenues are from the sale of products that require specialized components currently only available from single sources. Rofin has written agreements with such suppliers and has not had material delays in supplies from these sources. The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, and Mainz facilities are ISO 9001 certified. In addition, the following facilities are ISO 9002 certified: Pamplona (Spain), Milan (Italy), Paris (France), Willerby (UK), Gothenburg (Sweden) and Singapore.

RESEARCH AND DEVELOPMENT

During fiscal 2006, 2005, and 2004, Rofin’s net spending on research and development was $24.0 million, $22.6 million, and $20.5 million, respectively. The Company’s net spending on research and development reflects receipt of funding under German government and European Union grants totaling $1.2 million, $0.9 million, and $1.1 million, in fiscal 2006, 2005, and 2004, respectively. Rofin has approximately 190 employees engaged in product research and development.

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

The Company’s research and development activities are carried out in nine centers in Hamburg, Gunding-Munich, Starnberg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Plymouth, Michigan, Landing, New Jersey, and Orlando, Florida (all USA), and are centrally coordinated and managed. Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for “Technische Physik” of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hannover, and elsewhere around the world, including the University of Edinburgh in the United Kingdom. These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

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

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe, and Japan. Rofin currently holds 158 separate patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2007 to 2024. In addition, 44 patent applications have been filed and are under review by the relevant patent authorities. Rofin requires its employees and certain of its customers, suppliers, representatives, agents and consultants to enter into confidentiality agreements to further safeguard Rofin’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $84.9 million, $76.3 million, and $72.8 million, as of September 30, 2006, 2005, and 2004 respectively. The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The increase in the Company’s order backlog from September 30, 2005 to September 30, 2006, was attributable to higher orders for macro applications. The fluctuation of the U.S. dollar in fiscal 2006 had an unfavorable effect of approximately $1.6 million on year-to-year order backlog. The increase in the Company’s order backlog from September 30, 2004 to September 30, 2005 was attributable to higher orders for micro applications. The fluctuation of the U.S. dollar in fiscal 2005 had a favorable effect of approximately $2.2 million on year-to-year order backlog.

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

The Company anticipates shipping the present backlog during fiscal 2007. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

At September 30, 2006, Rofin had 1,490 full-time employees, of which 840 were in Germany, 260 in the United States, 3 in Canada, 40 in France, 47 in Italy, 110 in the United Kingdom, 30 in Spain, 8 in the Netherlands, 39 in Sweden, 11 in Belgium, 28 in Singapore, 11 in Korea, 14 in Taiwan, 19 in China, and 30 in Japan, whereas at September 30, 2005, Rofin had 1,413 full-time employees, of which 832 were in Germany, 242 in the United States, 39 in France, 44 in Italy, 101 in the United Kingdom, 26 in Spain, 8 in the Netherlands, 29 in Sweden, 10 in Belgium, 24 in Singapore, 11 in Korea, 12 in Taiwan, 7 in China, and 28 in Japan. The average number of employees for the fiscal year ended September 30, 2006, was 1,443.

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

ITEM 1A.	RISK FACTORS

DOWNTURNS IN THE INDUSTRY, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, AND SEMICONDUCTOR AND ELECTRONICS INDUSTRIES MAY HAVE, IN THE FUTURE, A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, and semiconductor and electronics industries. We estimate that approximately 56% of our laser sales during fiscal year 2006 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during a downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any downturn or slowdown in the machine tool, automotive, and semiconductor and electronics industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 61% of our current sales are denominated in other currencies, including the Euro, Swedish krona, British pound, Singapore dollar, Japanese yen, Korean won, Taiwanese NT dollar, Canadian dollar, and Chinese RMB. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

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

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 40 countries, with Germany, the rest of Europe, the United States and the Asia/Pacific region being our principal markets. Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

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

A large part of our growth strategy depends upon being able to increase our worldwide market share for laser marking and micro products.

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

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 18% of our revenues are derived from sales of products that require specialized components only available from single sources. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any. If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance and market acceptance.

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

We currently hold 158 United States and foreign patents on our laser sources, with expiration dates ranging from 2007 to 2024. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. Of particular importance is the license of three patents related to the sales of our Slab Series CO2 lasers, which we estimate to account for approximately 21% of our revenue. In addition, 44 patent applications have been filed and are under review by the relevant patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also “Business - Intellectual Property.”

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased	Size (sq. ft.)	Primary Activity

Hamburg, Germany	Owned*	164,699	CO2 lasers, solid-state lasers, diode lasers
Starnberg, Germany	Leased	92,665	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased	66,959	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased	52,128	CO2 lasers, laser micro and marking systems
Kingston upon Hull, United Kingdom	Leased	48,485	Low-power CO2 lasers
Orlando, Florida	Owned	35,207	Solid-state lasers
Landing, New Jersey	Owned/Leased	34,292	CO2 lasers
Mainz, Germany	Leased	32,054	Diode lasers and components
Boxborough, Massachusetts	Leased	22,000	Laser marking systems
Gothenburg, Sweden	Leased	15,225	Fiber optic production
Overath, Germany	Leased	12,417	Coating of materials
Sakai, Atsugi-shi, Japan	Leased	9,763	CO2 lasers
Pamplona, Spain	Owned	7,532	Laser marking systems
Singapore	Leased	6,047	Laser marking products
Tucson, Arizona	Leased	3,715	Components

*	The facility is owned by RSL; the real property on which the facility is located is leased by RSL under a 99-year lease.

The Kingston upon Hull (United Kingdom) facility lease expires in 2012. The Gunding-Munich (Germany) facility lease expires in 2007. The Company resigned from the contract and intends to move to another facility in the beginning of 2008. The leases on its Japanese facilities in Atsugi-shi expire in 2007, with a renewal option for five years. The Mainz (Germany) facility lease expires in 2011 and 2015 and the Overath (Germany) facility leases expire in 2008. The Singapore facility lease expires in 2009. The Starnberg (Germany) main facility is leased until 2017 from a member of the Company’s board of directors and includes a clause to terminate the lease contract within a two-year notice period during the contract. The leases on its U.S. facilities in Boxborough, Massachusetts, Plymouth, Michigan, Landing, New Jersey, and Tucson, Arizona expire in 2010, 2012, 2007, and 2013 respectively. The Gothenburg (Sweden) facility lease expires in 2008, with a renewal option for three years.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Starnberg, Gunding-Munich, Mainz, Kingston upon Hull, Gothenburg, Plymouth, Landing, and Orlando locations. The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona, Spain, and Seoul (South Korea) properties which are owned. In May 2006 the Company opened a sales and service office in Mississauga, Canada to support the Canadian market. The facility in Canada is leased.

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

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2006.

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

	Common Stock Trade Prices

Quarter ended	High	Low

December 31, 2004	$42.57	$29.22
March 31, 2005	$42.12	$31.60
June 30, 2005	$33.22	$29.24
September 30, 2005	$38.42	$32.29
December 31, 2005	$45.85	$34.00
March 31, 2006	$54.24	$42.49
June 30, 2006	$63.34	$49.31
September 30, 2006	$60.77	$50.26

At December 6, 2006, the Company had 12 holders of record of its common stock and 15,419,500 shares outstanding. A significantly greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers and other financial institutions. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2006. The information sets forth below should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Annual Report.

	Year ended September 30,

	2006	2005	2004	2003	2002

	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$420,890	$375,191	$322,628	$257,746	$221,948
Cost of goods sold	242,619	222,189	190,473	161,465	143,128
Gross profit	178,271	153,002	132,155	96,281	78,820
Selling, general & administrative expenses	76,900	66,171	58,336	51,282	46,401
Research & development expenses	23,968	22,565	20,473	18,060	13,249
Amortization expense	3,532	5,270	2,389	1,654	3,762
Income from operations	73,871	58,996	50,957	25,285	15,408
Net interest expense (income)	(2.588)	148	1,771	3,249	3,407
Income before income taxes	76,664	58,570	50,078	24,727	12,385
Income tax expense	27,041	20,595	17,648	9,422	7,384
Net income	49,623	37,975	32,430	15,305	5,001
Earnings per common share – Basic	$3.25	$2.52	$2.41	$1.31	$0.43
Earnings per common share – Diluted	$3.16	$2.44	$2.31	$1.29	$0.43
Shares used in computing earnings per share – Basic	15,284	15,072	13,479	11,640	11,552
Shares used in computing earnings per share – Diluted	15,687	15,561	14,020	11,863	11,592

OPERATING DATA (as percentage of sales):
Gross profit	42.4%	41.0%	41.0%	37.4%	35.5%
Selling, general & administrative expenses	18.3%	17.6%	18.1%	19.9%	20.9%
Research & development expenses	5.7%	6.0%	6.4%	7.0%	6.0%
Income from operations	17.6%	15.7%	15.8%	9.8%	6.9%
Income before income taxes	18.4%	15.8%	15.5%	9.6%	5.6%

BALANCE SHEET DATA:
Working capital	$282,659	$222,002	$163,540	$98,759	$81,661
Total assets	501,521	428,638	413,806	291,486	240,815
Line of credit and loans	35,416	41,002	54,802	68,833	63,135
Stockholders’ equity	358,440	294,166	257,384	140,586	108,418

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. is a leader in the design, development, engineering, manufacture, and marketing of laser-based products, primarily used for cutting, welding, and marking a wide range of materials.

During fiscal year 2006, 49% of revenues related to sales for macro applications and approximately 51% related to sales of laser products for marking and micro applications.

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

Effective December 9, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. through RSTE under an option agreement between the Company and the former minority shareholders. The Company held 76% of the share capital as a result of this purchase.

In July 2005, the Company formed a new Chinese subsidiary, Rofin-Baasel China Co., Ltd. as a wholly owned subsidiary of the Company’s wholly owned subsidiary RSL.

Effective October 1, 2005, the Company formed DILAS Diode Laser Inc. in Tucson, Arizona as a wholly owned subsidiary of the Company’s wholly owned subsidiary, Rofin-Sinar Inc.

Effective December 2, 2005, the Company purchased an additional 4% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 80% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $0.5 million.

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges.

Effective May 1, 2006, the Company formed Rofin-Baasel Canada Ltd. in, Mississauga, Canada as a wholly owned subsidiary of the Company’s wholly owned subsidiary, Rofin-Sinar Inc.

Outlook

Management believes that near-term growth in the laser macro business depends on the general investment cycle for capital goods. In the marking and micro business, near-term, management sees continuing demand especially from the electronics and medical device industry. In addition, we will further broaden our presence in Asia. The Company believes that its broad product portfolio and its diversified customer base should help a worsening of business conditions in single industrial or geographical markets in future.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Fiscal Year ended September 30,

	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	57.6%	59.2%	59.0%
Gross profit	42.4%	40.8%	41.0%
Selling, general and administrative expenses	18.3%	17.6%	18.1%
Research & development expenses	5.7%	6.1%	6.4%
Intangibles amortization	0.8%	1.4%	0.7%
Income from operations	17.6%	15.7%	15.8%
Income before income taxes	18.2%	15.6%	15.5%
Net income	11.8%	10.1%	10.0%

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales – Net sales of $420.9 million represents an increase of $45.7 million, or 12%, over the prior year. Net sales increased $27.8 million, or 10%, in Europe/Asia and increased $17.9 million, or 17%, in the United States, as compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had an unfavorable effect on net sales of $8.8 million. Net sales of laser products for macro applications increased by 6% to $113.4 million, primarily due to the higher demand for our lower and higher power CO2 lasers from the OEM machine tool industry. Net sales of lasers for marking and micro applications increased by 17% to $158.5 million compared to fiscal year 2005, mainly due to the higher demand for our lasers for micro and marking applications principally to the semiconductor, electronics and medical instruments industries. The overall net sales increase was also supported by a strong spare parts, service, and component business which increased by 12% to $149.0 million in fiscal year 2006.

Gross Profit – The Company’s gross profit of $178.3 million increased by $25.3 million, or 17%, over the prior year. As a percentage of sales, gross profit increased from 41% in fiscal year 2005 to 42% in fiscal year 2006. The percentage margin in fiscal year 2006 was primarily a result of a favorable product mix across all product lines, and the higher production efficiencies gained with the record high production volume. Gross profit was unfavorably affected by $3.1 million in fiscal year 2006 due to the fluctuation of the U.S. dollar.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $10.7 million, or 16%, to $76.9 million, compared to fiscal year 2005 primarily as a result of our increased selling and marketing activities, including our new formed subsidiaries in China, the U.S., and Canada, and higher commissions related to our record high revenues. Selling, General and Administrative Expenses were impacted by the first-time implementation of SFAS 123R, which resulted in $3.3 million stock-based compensation expenses. As a percentage of net sales, selling, general and administrative expenses remained at 18%. Selling, general and administrative expenses were favorably affected by $1.5 million in fiscal year 2006 due to the fluctuation of the U.S. dollar.

Research and Development – The Company’s net expenses for research and development amounted to $24.0 million, which represents an increase of $1.4 million, or 6%, over fiscal year 2005 primarily due to ongoing research and development work mainly in the area of diode pumped, solid-state lasers, and CO2 lasers. Gross research and development expenses for fiscal years 2006 and 2005, were $25.2 million and $23.5 million, respectively, and were reduced by $1.2 million and $0.9 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, especially in Europe. Research and development expenses were favorably affected by $0.7 million in fiscal year 2006 due to the fluctuation of the U.S. dollar.

Other Income - Net other income of $3.7 million fiscal year 2006 represents an increase of $3.6 million compared to the corresponding period in the prior year. Due to our continued cash generation, the low interest rate on outstanding debts, and higher interest rates on short-term investments, we were able to achieve net interest income of $2.6 million in fiscal year 2006, compared to net interest expenses of $0.1 million in fiscal 2005. The remaining increase in other income is mainly due to $0.3 million of foreign currency gains in fiscal 2006 compared to $0.3 million of foreign currency losses in fiscal 2005.

Income Tax Expense – Income tax expense of $27.0 million in fiscal year 2006 and $20.6 million in fiscal year 2005, represent effective tax rates of 35.3 % and 35.2% for the respective periods. The effective tax rate in both years is the result of higher income in countries with lower statutory income tax rates, tax exempt interest income in the U.S. and reductions in the valuation allowance on net operating loss carryforwards.

Net Income – As a result of the foregoing factors, the Company’s net income of $49.6 million ($3.16 per diluted share, based on 15.7 million weighted average common shares outstanding) in fiscal year 2006 increased by $11.6 million over the prior year’s net income of $38.0 million ($2.44 per diluted share, based on 15.6 million weighted average common shares outstanding). The implementation of SFAS 123R had an effect of reducing net income by $3.0 million. Currency translation decreased net income by $0.2 million of fiscal year 2006 net income.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity at September 30, 2006, were cash and cash equivalents of $75.4 million, short-term investments of $94.1 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $78.0 million (translated at the applicable exchange rate at September 30, 2006). As of September 30, 2006, $8.5 million was outstanding under the Deutsche Bank facility and $26.9 million under other lines of credit. Therefore, $67.6 million is unused and available under Rofin’s lines of credit. The Company is subject to financial covenants under this facility and these lines of credit, which could restrict the Company from drawing money under them. At September 30, 2006, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $34.8 million during fiscal year 2006. Approximately $58.3 million in cash and cash equivalents were provided by operating activities, primarily as the result of increased net income and other non-cash items, principally depreciation and amortization. Operating cash flow was negatively affected by a increase in accounts receivables and in inventories, partially offset by an increase in accrued liabilities and in income taxes payable.

Uses of cash for investing activities totaled $22.8 million for the year ended September 30, 2006, and related primarily to the purchase of short-term investments ($15.4 million) and various additions to property and equipment in connection with the expansion of the Company’s operations ($6.4 million).

Net cash used by financing activities totaled $3.3 million and was primarily related to current period repayments of bank debt, net of borrowings of $7.0 million, offset by $3.7 million generated through issuance of new shares from the exercise of stock options.

The Company expects that its capital expenditures will be approximately $7.0 million in 2007.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

The following table illustrates the Company’s contractual obligations as of September 30, 2006:

	Payments due by period (in thousands)

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$18,089	$—	$18,089	$—	$—
Pension obligations	4,388	521	960	1,413	1,494
Operating lease obligations	15,734	5,885	6,988	2,159	702
Purchase obligations	77,798	55,820	21,978	—	—
Interest obligation	1,736	890	846	—	—
Other long-term liabilities	727	61	107	12	547

Total	$118,472	$63,177	$48,968	$3,584	$2,743

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 61% of its net sales are denominated in other currencies, primarily Euro, Swedish krona, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, Canadian dollar, and Chinese RMB. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $16.4 million at September 30, 2006, as compared to $7.5 million at September 30, 2005.

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

The following table illustrates the effect of the changes in exchange rates on the Company’s fiscal 2006, 2005 and 2004, net sales, gross profit, and income from operations:

	Fiscal Year 2006		Fiscal Year 2005		Fiscal Year 2004

	Actual	At 2005 Exchange Rates	Actual	At 2004 Exchange Rates	Actual	At 2003 Exchange Rates

	(in millions)
Net sales	$420.9	$429.7	$375.2	$363.8	$322.6	$296.3
Gross profit	178.3	181.4	153.0	149.4	132.2	124.4
Income from operations	73.9	74.8	59.0	58.4	51.0	50.0

Between fiscal year 2006 and 2005, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 3.0%. The impact of this weakening was to decrease net sales and gross profit by $8.8 million and $3.1 million, respectively, because approximately 61% of sales are denominated in other currencies, primarily the Euro. This weakening of the Euro had the effect of decreasing operating expense by $2.2 million, thereby reducing income from operations only by $0.9 million.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132®, (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of this Statement are effective for an employer with publicly traded equity securities and are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the potential impact of SFAS No. 158 on its consolidated financial statements.

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

Interest Rate Sensitivity

As of September 30, 2006, the Company maintained cash equivalents and short-term investments of $109.7 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be approximately $0.4 million.

As of September 30, 2006, the Company had $17.5 million of variable rate debt on which the interest rate is reset every six months, $2.8 million of variable rate debt on which the interest rate is set annually and $15.1 million of fixed rate debt. Maturities of this debt are as follows: $17.4 million is due in 2007, $14.9 million is due in 2008, and $3.2 million is due in 2009. A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

Additionally, the Company entered into interest swap agreements of total notional amount of Euro 13.0 million (equivalent to $16.5 million based on the exchange rate at September 30, 2006) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2006, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.4 million and Japanese yen forward exchange options with notional amount of $0.2 million. The gains or losses resulting from a 10% change in currency exchange rates would be less than $0.1 million.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to Item 302(a) of Regulation S-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

Such disclosure controls and procedures are controls and procedures designed to ensure that all information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods set forth in applicable Securities and Exchange Commission forms, rules and regulations. In addition, Rofin has reviewed its internal control over financial reporting and has concluded that there has been no change in such internal control during the fourth quarter of fiscal year 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2006, the end of its fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders to be held in March 2007, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders to be held in March 2007, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders to be held in March 2007, and is incorporated by reference herein.

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2006:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Equity Incentive Plan	1,317,700	29 ¾	7,250

Total equity compensation plans approved by security holders	1,317,700	29 ¾	7,250
Equity compensation plans not approved by security holders	—	—	—

Total	1,317,700	29 ¾	7,250

The remaining information called for by this item 12 relating to Securities Authorized for Issuance Under Equity Compensation Plans is incorporated by reference to note 15 of the Consolidated Financial Statements included at Part III, Item 15 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Interlocks and Insider Participation” and “Certain Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2007 Annual Meeting of Stockholders to be held in March 2007, and is incorporated by reference herein.

The Company had sales to its minority shareholder in Japan amounting to $1.8 million, $1.1 million, and $1.8 million in fiscal years 2006, 2005, and 2004, respectively, and to its minority shareholder in Sweden amounting to $0.3 million in fiscal year 2006. As of September 30, 2006 and 2005, the accounts receivable with the minority shareholder in Japan amounted to $1.2 million and $0.9 million, respectively.

RSL paid commissions to its minority shareholder of Rofin-Baasel China of $0.3 million in fiscal 2006. No balances were outstanding as of September 30, 2006. At September 30, 2005 the company had accounts receivables of $0.2 from this minority shareholder.

The Company’s sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg (Germany) is rented under a 25-year operating lease from the former minority shareholder of CBL Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract. The Company paid rent expense of $0.6 million to Mr. Baasel during fiscal years 2006, 2005, and 2004, respectively.

The Company has accrued $0.1 million at September 30, 2006 and 2005, for the option to purchase the remaining minority interests in Optoskand AB and $0.1 million were accrued for accumulated interests on this obligation. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet.

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

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2004, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants - All Other Fees” in the definitive form of the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders to be held in March 2007, is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1.	Consolidated Financial Statements

The following financial statements are filed as part of this 10-K:

		Reports of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets as of September 30, 2006, and 2005	F-3

		Consolidated Statements of Operations for the years ended September 30, 2006, 2005, and 2004	F-4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2006, 2005, and 2004	F-5

		Consolidated Statements of Cash flows for the years ended September 30, 2006, 2005, and 2004	F-6

		Notes to Consolidated Financial Statements	F-7

	2.	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts	F-27

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

Date:	December 12, 2006	ROFIN-SINAR TECHNOLOGIES INC.

By: /s/ Günther Braun

Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/	Peter Wirth	Chairman of the Board	December 12, 2006

Peter Wirth

/s/	Günther Braun	President, Chief Executive Officer,	December 12, 2006
and Director
Günther Braun

/s/	Ingrid Mittelstaedt	Chief Financial Officer	December 12, 2006

Ingrid Mittelstaedt

/s/	Ralph Reins	Director	December 12, 2006

Ralph Reins

/s/	Gary Willis	Director	December 12, 2006

Gary Willis

/s/	Carl F. Baasel	Director	December 12, 2006

Carl F. Baasel

/s/	Daniel Smoke	Director	December 12, 2006

Daniel Smoke

/s/	Stephen Fantone	Director	December 12, 2006

Stephen Fantone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Rofin-Sinar Technologies Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in note 1, for the year ended September 30, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123R Share-Based Payment, on October 1, 2005.

/s/ KPMG LLP
Detroit, Michigan
December 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A), that Rofin-Sinar Technologies Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rofin-Sinar Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Rofin-Sinar Technologies Inc. maintained effective internal control over financial reporting as of September 30, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Rofin-Sinar Technologies Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 12, 2006, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123R. Share-Based Payment, on October 1, 2005.

/s/ KPMG LLP
Detroit, Michigan
December 12, 2006

ROFIN-SINAR TECH

NOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$75,395	$40,602
Short-term investments	94,100	78,675
Accounts receivable, trade	87,909	79,921
Less allowance for doubtful accounts	(2,656)	(2,398)

Trade accounts receivable, net	85,253	77,523
Accounts receivable from related party (note 12)	1,157	1,110
Other accounts receivable	2,667	1,691
Inventories (note 2)	116,965	107,105
Prepaid expenses	2,045	1,806
Deferred income tax assets (note 9)	9,974	8,003

Total current assets	387,556	316,515
Property and equipment, at cost (note 3)	77,903	70,911
Less accumulated depreciation	(41,649)	(36,690)

Property and equipment, net	36,254	34,221
Deferred income tax assets (note 9)	1,818	2,949
Goodwill, net (note 4)	64,616	61,493
Intangibles, net (note 4)	10,221	13,158
Other assets	1,056	302

Total assets	$501,521	$428,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit and short-term borrowings (notes 6)	$17,327	$20,152
Accounts payable, trade	15,702	14,702
Accounts payable to related party (note 12)	303	230
Income taxes payable (note 9)	15,475	9,943
Deferred income tax liabilities (note 9)	874	3,336
Accrued liabilities (note 5)	55,216	46,149

Total current liabilities	104,897	94,512
Long-term debt (note 7)	18,089	20,850
Pension obligations (note 10)	11,295	11,126
Deferred income tax liabilities (note 9)	5,347	5,339
Minority interests	2,787	2,072
Other long-term liabilities	666	573

Total liabilities	143,081	134,472
Commitments (note 8)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 15,372,200 (15,122,650 at September 30, 2005) shares issued and outstanding	154	151
Additional paid-in capital	167,446	162,550
Retained earnings	174,694	125,071
Accumulated other comprehensive income	16,146	6,394

Total stockholders’ equity	358,440	294,166

Total liabilities and stockholders’ equity	$501,521	$428,638

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004
(dollars in thousands, except share and per share amounts)

	Years ended September 30,

	2006	2005	2004

Net sales	$420,890	$375,191	$322,628
Cost of goods sold	242,619	222,189	190,473

Gross profit	178,271	153,002	132,155

Selling, general and administrative expenses	76,900	66,171	58,336
Research and development expenses	23,968	22,565	20,473
Amortization expense	3,532	5,270	2,389

Income from operations	73,871	58,996	50,957

Other expense (income):
Interest, net	(2,588)	148	1,771
Minority interest	890	554	708
Foreign currency losses (gains)	(344)	351	(1,148)
Miscellaneous	(751)	(627)	(452)

Total other expense (income), net	(2,793)	426	879

Income before income taxes	76,664	58,570	50,078
Income tax expense (note 9)	27,041	20,595	17,648

Net income	$49,623	$37,975	$32,430

Earnings per share (note 11):
Basic	$3.25	$2.52	$2.41
Diluted	$3.16	$2.44	$2.31

Weighted average shares used in computing earnings per share (note 11):

Basic	15,283,817	15,071,692	13,478,606

Diluted	15,686,892	15,561,006	14,020,154

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2006, 2005, AND 2004
(dollars in thousands)

					Accumulated
	Number of	Common	Additional		Other	Total
	Common Shares	Stock	Paid-in	Retained	Comprehensive	Stockholders’
	Outstanding	Par Value	Capital	Earnings	Income (loss)	Equity

BALANCES at September 30, 2003	11,908,600	$119	$79,918	$54,666	$5,883	$140,586
Comprehensive income:
Fair value of interest swap agreement		—	—	—	606	606
Foreign currency translation adjustment		—	—	—	4,873	4,873
Net income		—	—	32,430	—	32,430

Total comprehensive income						37,909
Common stock issued in connection with:
Secondary stock offering	2,860,000	29	75,236	—	—	75,265
Stock incentive plans	161,950	1	3,623	—	—	3,624

BALANCES at September 30, 2004	14,930,550	$149	$158,777	$87,096	$11,362	$257,384

Comprehensive income:
Fair value of interest swap agreement		—	—	—	302	302
Minimum pension liability		—	—	—	(1,186)	(1,186)
Foreign currency translation adjustment		—	—	—	(4,084)	(4,084)
Net income		—	—	37,975	—	37,975

Total comprehensive income						33,007
Common stock issued in connection with:
Stock incentive plans	192,100	2	3,773	—	—	3,775

BALANCES at September 30, 2005	15,122,650	$151	$162,550	$125,071	$6,394	$294,166

Comprehensive income:
Fair value of interest swap agreement		—	—	—	204	204
Minimum pension liability		—	—	—	707	707
Foreign currency translation adjustment		—	—	—	8,841	8,841
Net income		—	—	49,623	—	49,623

Total comprehensive income						59,375
Common stock issued in connection with:
Stock incentive plans (net of taxes of $2,418)	249,550	3	4,896	—	—	4,899

BALANCES at September 30, 2006	15,372,200	$154	$167,446	$174,694	$16,146	$358,440

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004
(dollars in thousands)

	Years ended September 30,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,623	$37,975	$32,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,076	10,451	6,730
Issuance of restricted stock	284	176	146
Provision for doubtful accounts	642	(29)	230
Exchange rate gains	(22)	(172)	(864)
Loss on disposal of property and equipment	47	86	280
Stock-based compensation expenses	3,320	—	—
Deferred income taxes	(4,080)	(3,655)	(559)
Increase in minority interest	890	595	708
Change in operating assets and liabilities:
Accounts receivable, trade	(5,437)	1,542	3,498
Other accounts receivable	(887)	(114)	(540)
Inventories	(5,313)	(2,540)	(3,756)
Prepaid expenses and other	(571)	(890)	(405)
Accounts payable	403	(4,872)	(7,819)
Income taxes payable	2,403	2,350	3,265
Accrued liabilities and pension obligations	7,909	(2,823)	5,538

Net cash provided by operating activities	58,287	38,080	38,882

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6,396)	(6,314)	(4,469)
Proceeds from the sale of property and equipment	262	289	132
Purchases of short-term investments, net	(15,425)	(16,625)	(58,050)
Acquisition of business, net of cash acquired	(1,249)	(1,181)	(34,960)

Net cash used in investing activities	(22,808)	(23,831)	(97,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank	16,095	41,137	8,792
Repayments to bank	(23,140)	(53,931)	(28,477)
Payment to subsidiary’s minority shareholders	—	—	(715)
Issuance of additional shares	—	—	75,265
Issuance of common stock	3,712	2,178	1,685

Net cash provided by (used in) financing activities	(3,333)	(10,616)	56,550

Effect of foreign currency translation on cash	2,647	(1,247)	(356)

Net increase (decrease) in cash and cash equivalents	34,793	2,386	(2,271)
Cash and cash equivalents at beginning of year	40,602	38,216	40,487

Cash and cash equivalents at end of year	$75,395	$40,602	$38,216

Cash paid during the year for interest	$1,770	$1,886	$2,966

Cash paid during the year for income taxes	$28,087	$22,171	$11,883

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006, 2005, and 2004
(dollars in thousands, except per share amounts)

1.	SUMMARY OF ACCOUNTING POLICIES

(a)	Description of the Company and Business

The primary business of Rofin is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company’s customers are in the machine tool, automotive and semiconductor and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2006, 2005, and 2004 Rofin generated approximately 65% of its revenues from the sale of lasers and laser systems and approximately 35% from aftermarket support for the Company’s existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. (“Rofin” or “RSTI” or “the Company”) and its wholly-owned subsidiaries. Rofin consists of Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), Rofin-Baasel Canada Ltd., Dilas Diodelaser Inc. and Rofin-Sinar Technologies Europe S.L. (“RSTE”). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 80% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Espana S.L. (“RBE”), 100% of Rofin-Baasel Taiwan Ltd., and 100% of Rofin-Baasel Korea Co., Ltd..

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

CBL includes the consolidated accounts of its wholly-owned subsidiaries Rofin-Baasel, Inc. (“RB Inc”), Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH, as well as its 40% equity investment in H2B Photonics GmbH.

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

(b)	Acquisitions and Formation of New Entities

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

•

Effective December 9, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company then held 76% of the share capital as a result of this purchase. This purchase resulted in goodwill of $0.6 million.

•	Effective October 1, 2005, the Company formed DILAS Diode Laser Inc. in Tucson, Arizona as a wholly owned subsidiary of the Company’s wholly owned subsidiary, Rofin-Sinar Inc.

•

Effective December 2, 2005, the Company purchased an additional 4% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 80% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $0.5 million.

•	Effective May 1, 2006, the Company formed Rofin-Baasel Canada Ltd. in, Mississauga, Canada as a wholly owned subsidiary of the Company’s wholly owned subsidiary, Rofin-Sinar Inc.

The Company uses the equity method of accounting for the following acquisition.

•

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges.

The following unaudited pro-forma financial information for the PRC and Lee Laser acquisition reflects the consolidated results of operations as if the acquisition had taken place on October 1, 2003.

2004

Net sales	$357,541
Net income	$33,016
Earnings per average weighted share - Basic	2.45
Earnings per average weighted share - Diluted	2.35

(c)	Cash Equivalents and Short-term Investments

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Short-term investments include auction rate securities. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

“Purchases of short-term investments, net”, included in the accompanying consolidated statements of cash flows, have been included to reflect the purchases and sales of auction rate securities during the years presented.

Interest income on cash equivalents and short-term investments was $3,998, $2,126 and $1,108 for the years ended September 30, 2006, 2005, and 2004, respectively, and was offset by interest expense in the accompanying consolidated statements of operations.

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

Useful Lives

Buildings	40 Years
Technical machinery and equipment	3-10 Years
Furniture and fixtures	3-10 Years
Computers and software	3-4 Years
Leasehold improvements	Lesser of term of lease or 15 Years

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

Goodwill is required to be tested on an annual basis for potential impairment at the reporting unit level. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from other activities, operations, and assets of the entity. A reporting unit can be no higher than a reportable operating segment and would generally be lower than that level of reporting. The Company identified three reporting units: the German reporting unit; the North America reporting unit; and the reporting unit for the rest of the world.

In testing for impairment, the fair value of each reporting unit is compared to its carrying amount. If the carrying value is below the fair value assessment, there will be no impairment loss. If the fair value is below the carrying value, then the Company is required to perform an additional test to determine the impaired fair value of the goodwill and its carrying amount.

The Company completed its annual goodwill impairment testing as of October 1st and determined that the fair value of each reporting unit exceeds its carrying value and accordingly, the second step of the impairment test was not required to be performed.

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

Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability, and fair value of interest rate swap agreements, and is presented in the consolidated statements of stockholders’ equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

	September 30,

	2006	2005

Foreign currency translation adjustment	$16,360	$7,519
Minimum pension liability (net of tax effect of $300 in 2006 and $746 in 2005)	(479)	(1,186)
Fair value of interest swap agreements (net of tax effect of $154 in 2006 and $37 in 2005)	265	61

Total accumulated other comprehensive income	$16,146	$6,394

(m)	Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $1,193, $895, and $1,056 received for the years ended September 30, 2006, 2005, and 2004, respectively. The Company has no future obligations under such grants.

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

Interest rate swap agreements designated as hedges of the Company’s financial liabilities are recorded in the consolidated balance sheet at fair value. Adjustments to the fair value of the derivative asset or liability are recorded as an adjustment to other comprehensive income.

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2006, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.4 million and Japanese yen forward exchange options with notional amount of $0.2 million.

The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of such agreements.

(p)	Operating Leases

The Company leases facilities under operating leases. Building lease agreements generally include rent escalation clauses.  Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

(q)	Use of Estimates

Management of the Company makes a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reporting of revenues and expenses, to prepare these financial statements in conformity with generally accepted U.S. accounting principles. Significant items subject to such estimates and assumptions include the valuation allowance for receivables, inventory valuation, warranty liabilities, and assets and obligations related to employee benefits. Actual results could differ from these estimates.

(r)	Stock Incentive Plans

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, as a replacement to SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. On March 29, 2005, the SEC issued SAB No. 107 to provide guidance regarding the adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis. The effective date of SFAS No. 123R was modified by SAB No. 107 to begin with the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Accordingly, the Company implemented SFAS No. 123R effective October 1, 2005. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Previously the Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. Had the fair value-based method under SFAS No. 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

(s)	Shipping and Handling Costs

The Company accounts for shipping and handling costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. In accordance with EITF No. 00-10, revenue received from shipping and handling fees is reflected in net sales.

(t)	Reclassifications

Certain balances from 2005 have been reclassified to conform with the current presentation.

(u)	New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No.87, 88, 106, and 132(R), (“SFAS No. 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of this Statement are effective for an employer with publicly traded equity securities and are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the potential impact of SFAS No. 158 on its consolidated financial statements.

2.	INVENTORIES

Inventories are summarized as follows:

	September 30,

	2006	2005

Finished goods	$16,510	$10,268
Work in progress	30,160	28,173
Raw materials and supplies	38,097	38,913
Demo inventory	11,900	11,346
Service parts	20,298	18,405

Total inventories	$116,965	$107,105

3.	PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,

	2006	2005

Buildings	$29,352	$28,062
Technical machinery and equipment	20,442	16,351
Construction in progress	951	1,238
Furniture and fixtures	13,660	13,072
Computers and software	7,145	6,535
Leasehold improvements	6,353	5,653

Total property and equipment, at cost	$77,903	$70,911

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2006, and 2005, are as follows:

	Germany	United States	Other	Total

Balance as of September 30, 2004	$39,390	$9,506	$12,883	$61,779
Additional goodwill from acquisitions	—	300	597	897
Currency exchange difference	(831)	(64)	(288)	(1,183)

Balance as of September 30, 2005	$38,559	$9,742	$13,192	$61,493

Additional goodwill from acquisitions	—	—	504	504
Currency exchange difference	1,812	138	669	2,619

Balance as of September 30, 2006	$40,371	$9,880	$14,365	$64,616

The carrying values of other intangible assets are as follows:

	September 30, 2006		September 30, 2005

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Patents	$7,580	$2,826	$7,212	$2,090
Customer base	13,856	9,321	13,487	6,098
Other	4,360	3,428	4,088	3,441

Total	$25,796	$15,575	$24,787	$11,629

Patents are amortized over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Amortization expense for the years ended September 30, 2006, 2005, and 2004, was $3,532, $5,270, $2,389, respectively. At September 30, 2006, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2006, are as follows:

2007	$3,000
2008	2,300
2009	2,200
2010	800
2011	800

5.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,

	2006	2005

Employee compensation	$18,300	$16,372
Warranty reserves	11,754	10,836
Other taxes payable	497	524
Customer deposits	12,349	8,515
Other	12,316	9,902

Total accrued liabilities	$55,216	$46,149

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the years ended September 30, 2006, and 2005, is as follows:

Balance at September 30, 2004	$13,375
Additional accruals for warranties during the period	2,892
Usage during the period	(5,263)
Currency translation	(168)

Balance at September 30, 2005	$10,836
Additional accruals for warranties during the period	6,881
Usage during the period	(6,453)
Currency translation	490

Balance at September 30, 2006	$11,754

6.	LINE OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2006 and 2005, $3,425 and $5,352, respectively, were outstanding under this loan facility as a result of borrowings by Rofin-Baasel Japan Corp., Rofin-Baasel Italiana S.r.l., and Rasant at an average fixed interest rate of 2.6% for fiscal year 2006 and 2.3% for fiscal year 2005.

In addition, the Company’s non-U.S. subsidiaries have several lines of credit, which allow them to borrow in the applicable local currency. At September 30, 2006 and 2005, direct borrowings under these agreements totaled $13,902 and $12,133, respectively. The remaining unused portion of the lines of credit at September 30, 2006, was $50,689, in aggregate. Fixed interest rates vary from 0.8% to 5.0%, depending upon the country and usage of the available credit.

The remaining portion of the financing of the acquisition of CBL and its existing debt ($ 2,667) was included in the caption “Line of Credit and Short-Term Borrowings” in the accompanying consolidated balance sheet as of September 30, 2005. The debt was fully repaid in 2006.

7.	LONG-TERM DEBT

Dilas and RSL maintain additional long-term credit facilities of $3,420, which expire in 2008, and $3,167, which expire in 2009. Rasant and Rofin-Baasel France S.A. maintain long-term credit facilities of $82 and $17, respectively, which expire in 2009 and 2008. CBL maintains long-term credit facilities of $6,335, which expire in 2008, and $5,068 are borrowed under the credit line with Deutsche Bank which also expire in 2008. As of September 30, 2006, $18,089 was borrowed under such facilities at an average interest rate of 3.4%. As of September 30, 2005, $20,850 was borrowed under such facilities at an average interest rate of 3.5%.

The Company has entered into interest rate swap agreements for a total notional amount of Euro 13,000 (equivalent to $16,470 based on the exchange rate at September 30, 2006) to minimize exposure to fluctuation of interest rates on short and long-term debt on which the interest rate is reset every six months.

8.	LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017 (see note 12). The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2006, are:

Fiscal year ending September 30,	Total

2007	$5,885
2008	4,258
2009	2,730
2010	1,395
2011	764
2012 and thereafter	702

Rent expense charged to operations for the years ended September 30, 2006, 2005, and 2004, approximated $6,652, $7,320, and $5,622, respectively.

9.	INCOME TAXES

Total income taxes for the years ended September 30, 2006, 2005, and 2004, were allocated as follows:

	Years ended September 30,

	2006	2005	2004

Income taxes from continuing operations	$27,041	$20,595	$17,648
Stockholders’ equity;
Tax benefit applicable to the exercise of stock options	(323)	(1,420)	(1,793)
Tax benefit (expense) applicable to the additional minimum pension obligation	470	(746)	—
Tax expense applicable to the fair value of interest swap agreements	116	176	360

Total income tax	$27,304	$18,605	$16,215

Income before income taxes is attributable to the following geographic regions:

	Years ended September 30,

	2006	2005	2004

United States	$12,989	$12,037	$9,634
Germany	51,137	38,343	33,042
France	402	945	555
Italy	1,707	1,118	582
Japan	565	889	494
United Kingdom	3,373	1,389	2,395
Singapore	2,536	1,906	2,298
Other	3,955	1,943	1,078

Total income before income taxes	$76,664	$58,570	$50,078

Income tax expense is comprised of the following amounts:

	Years ended September 30,

	2006	2005	2004

Current:
United States	$5,212	$4,326	$2,126
Foreign	25,909	19,956	14,996

Total current	31,121	24,282	17,122

Deferred:
United States	(2,018)	(1,473)	680
Foreign	(2,062)	(2,214)	(154)

Total deferred	(4,080)	(3,687)	526

Total income tax expense	$27,041	$20,595	$17,648

Statutory tax rates in the U.S., U.K., Italy, France, Spain, Belgium, the Netherlands, Sweden, Singapore, Japan, Taiwan, South Korea, China, and Canada approximate 35%, 30%, 37.25%, 33.33%, 35%, 33,99%, 31.19%, 28%, 20%, 40.30%, 32.50%, 25.34%, 15%, and 34%, respectively. Generally, in Germany retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for German federal corporate income tax purposes, a federal corporate income tax of 25% and a surcharge of 5.5% on the federal corporate income tax amount.

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,

	2006	2005	2004

U.S. federal statutory tax rate	35%	34%	34%

Computed “expected” tax expense	$26,833	$19,914	$17,027
Difference between U.S. and foreign statutory rates	1,398	1,813	1,117
Minority interest and other permanent differences	89	114	389
Adjustment of valuation allowance	(2,112)	(1,045)	(740)
Other	833	(201)	(145)

Actual tax expense	$27,041	$20,595	$17,648

The tax effects of temporary differences that give rise to the net deferred taxes are as follows:

	September 30,

	2006	2005

Deferred income tax assets:
Foreign
Net operating loss carryforwards	$521	$678
Pension obligations	1,150	1,389
Inventories	2,673	2,156
Accrued liabilities	283	—
Other	342	346

Total Foreign	4,969	4,569

United States:
Net operating loss carryforwards	427	1,988
Warranty reserve	537	529
Inventories	3,948	3,796
Allowance for doubtful accounts	286	207
Accrued liabilities	411	—
Pension obligations	249	252
Stock-based compensation expense	266	—
Other	217	269

Total United States	6,341	7,041

Gross deferred income tax assets	11,310	11,610
Less: Valuation allowance	(17)	(2,129)

Net deferred income tax assets	$11,293	$9,481

Deferred income tax liabilities:
Foreign:
Property and equipment	(1,689)	(1,488)
Accrued liabilities	—	(55)
Accounts receivable	—	(170)
Accounts payable	—	(1,613)
Intangibles	(1,416)	(899)
Other	(849)	(627)

Total Foreign	(3,954)	(4,852)

United States:
Property & equipment	(402)	(479)
Intangibles	(1,366)	(1,873)

Total United States	(1,768)	(2,352)

Gross deferred income tax liabilities	(5,722)	(7,204)

Net deferred income tax assets	$5,571	$2,277

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,

	2006	2005

Deferred income tax assets – current	$9,974	$8,003
Deferred income tax assets – non current	1,818	2,949
Deferred income tax liabilities – current	(874)	(3,336)
Deferred income tax liabilities – non current	(5,347)	(5,339)

Net deferred income tax assets	$5,571	$2,277

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2006. The Company had established a valuation allowance related to net operating loss carryforwards at RB Inc. due to uncertainty regarding RB Inc.’s ability to generate future taxable income required to utilize these carryforwards. The valuation allowance decreased in fiscal years 2006 and 2005 by $2,112 and $981, respectively due to actual profits and changes in management’s assumptions about the future profitability of RB Inc. and utilization of the net operating loss carryforward.

At September 30, 2006, the Company has federal net operating loss carryforwards available of $899 in the United States (which expire as follows: $898 in 2023, $1 in 2025) and $1,489 in Germany, and $141 in Spain (which have no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under Section 382 of the “Internal Revenue Code”.

The Company does not provide for U.S. income taxes or foreign withholding taxes on undistributed earnings of foreign subsidiaries because these earnings are intended to be permanently reinvested in those operations. Earnings may become taxable upon an actual or deemed repatriation of assets from the subsidiaries or a sale or liquidation of the subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for these undistributed earnings.

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

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,

	2006	2005

Change in benefit obligation:
Projected benefit obligation at beginning of year	$16,013	$12,362
Service cost	719	566
Interest cost	727	680
Actuarial (gains) losses	(1,291)	2,747
Amortization of unrecognized gains/losses	102	—
Foreign exchange rate changes	436	(209)
Benefits paid	(210)	(133)

Projected benefit obligation at end of year	16,496	16,013

Change in plan assets:
Fair value of plan assets at beginning of year	3,649	3,266
Actual return on plan assets	191	323
Employer contributions	275	150
Benefits paid	(94)	(90)

Fair value of plan assets at end of year	4,021	3,649

Funded status	(12,475)	(12,364)
Unrecognized net actuarial loss	1,959	3,145
Unrecognized prior service cost	—	25
Additional minimum liability	(779)	(1,932)

Accrued benefit cost	$(11,295)	$(11,126)

	September 30,

	2006	2005

Accumulated benefit obligation at end of year	$15,012	$14,192

Discount rate:
United States	5.3%	5.5%
Foreign	4.5%	4%
Expected return on plan assets –
United States only	8.0%	8.0%
Rate of compensation increase
United States	2.0%	3.0%
Foreign	1.3%	1.3%

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, net of tax benefit, is reported as a component of other comprehensive income included in stockholders’ equity. The amount recorded in other comprehensive income, net of tax benefit, was $479 at September 30, 2006, and $1,186 at September 30, 2005. The accumulated benefit obligation for the pension plan with an accumulated benefit obligations in excess of plan assets and accrued pension liability was $10,501 as if September 30, 2006 and $10,331 as of September 30, 2005.

The following table sets forth the components of net periodic benefit cost for the respective fiscal years:

	Years ended September 30,

	2006	2005	2004

Service cost	$719	$566	$566
Interest cost	727	680	635
Expected return on plan assets	(297)	(272)	(197)
Amortization of prior service cost	25	63	63

Net periodic benefit cost	$1,174	$1,037	$1,067

RS Inc. has a minimum required contribution to its defined pension plans of approximately $0.4 million for the fiscal 2006 plan year, which it intends to make in fiscal year 2007. The Company has not determined whether it will make additional voluntary contributions for this plan.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $192 in 2007, $346 in 2008, $403 in 2009, $504 in 2010, $559 in 2011, and $3,768 thereafter.

The Company’s pension plan allocations at September 30, 2006 and 2005, by asset category are as follows:

	2006		2005

	Dollar Value	Percentage	Dollar Value	Percentage

Money Market Funds	$635	15%	$284	8%
Stocks	2,646	65%	2,261	62%
Government Securities	740	20%	1,104	30%

Total plan assets	$4,021	100%	$3,649	100%

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

RS Inc., RB Inc., PRC, Lee Laser, Rofin-Baasel Canada Ltd., and Dilas Diodelaser Inc. have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2006, 2005, and 2004, were $374, $406, and $246, respectively.

11.	EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,

	2006	2005	2004

Weighted number of shares for basic earnings per common share	15,283,817	15,071,692	13,478,606
Potential additional shares due to outstanding dilutive stock options	403,075	489,314	541,548

Weighted number of shares for diluted earnings per common share	15,686,892	15,561,006	14,020,154

Excluded from the calculation of diluted EPS for the year ended September 30, 2004, was 285,500 outstanding stock options. These options were not included in the 2004 calculations because their effect on earnings per share was anti-dilutive. No shares were excluded from the calculation of diluted EPS for the year ended September 30, 2005 and 2006.

12.	RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $1,755, $1,128, and $1,811, in fiscal years 2006, 2005, and 2004, respectively. As of September 30, 2006 and 2005, the accounts receivable with the minority shareholder in Japan amounted to $1,157 and $882, respectively.

RSL paid commissions to its minority shareholder of Rofin-Baasel China of $284 in fiscal 2006. No balances were outstanding as of September 30, 2006. At September 30, 2005 the company had accounts receivables of $228 from this minority shareholder.

The Company’s sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL Mr. Baasel, who is also a member of the board of directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract. The Company paid rent expense of $644, $645, and $614, to Mr. Baasel during fiscal years 2006, 2005, and 2004, respectively.

The Company has accrued $127 and $120 at September 30, 2006 and 2005, respectively, for the option to purchase the remaining minority interests in Optoskand AB and $135 is accrued for accumulated interest on this obligation. In addition the Company has accrued $31 at September 30, 2006 based on an earn-out agreement with the minority shareholder of Optoskand. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet.

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

Assets, revenues, and income before taxes, by geographic region are summarized below:

ASSETS

	September 30,

	2006	2005

North America	$233,379	$219,949
Germany	309,324	280,047
Other	157,499	146,992
Intercompany eliminations	(198,681)	(218,350)

Total assets	$501,521	$428,638

REVENUES - TOTAL BUSINESS

	Years ended September 30,

	2006	2005	2004

North America	$130,374	$111,581	$74,643
Germany	313,576	286,619	284,876
Other	140,561	125,227	111,589
Intercompany eliminations	(163,621)	(148,236)	(148,480)

	$420,890	$375,191	$322,628

INTERCOMPANY REVENUES

	Years ended September 30,

	2006	2005	2004

North America	$3,874	$3,027	$3,928
Germany	125,944	121,118	117,974
Other	33,803	24,091	26,578
Intercompany eliminations	(163,621)	(148,236)	(148,480)

	$—	$—	$—

EXTERNAL REVENUES

	Years ended September 30,

	2006	2005	2004

North America	$126,500	$108,554	$70,715
Germany	187,632	165,501	166,902
Other	106,758	101,136	85,011

	$420,890	$375,191	$322,628

INCOME BEFORE INCOME TAXES

	Years ended September 30,

	2006	2005	2004

North America	$12,947	$12,037	$9,634
Germany	51,137	38,343	33,042
Other	12,580	8,190	7,402

	$76,664	$58,570	$50,078

14.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended

	Dec. 31, 2005	March 31, 2006	June 30, 2006	Sept. 30, 2006

Net sales	$95.4	$99.8	$109.6	$116.1
Gross profit	40.8	43.5	46.9	47.1
Net income	11.3	11.7	12.9	13.7
Earnings per share – Basic	0.75	0.76	0.84	0.89
Earnings per share – Diluted	0.73	0.75	0.82	0.87

	Quarters ended

	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005

Net sales	$91.4	$95.4	$89.5	$98.9
Gross profit	36.2	37.6	36.5	42.7
Net income	8.5	8.7	8.4	12.3
Earnings per share – Basic	0.57	0.58	0.56	0.81
Earnings per share – Diluted	0.55	0.56	0.54	0.79

15.	STOCK INCENTIVE PLANS

Directors’ Plan

The Company has reserved 100,000 shares of common stock for the Directors’ Plan, which covers non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who is not an employee of the Company and who is elected or continues as a member of the Board of Directors is entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors’ Plan also provides that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Company records compensation expense based on the fair market value of the common stock, as determined by the closing price at the date of issuance. The Directors’ Plan will continue in effect until the earlier of ten years from the date of the first grant or the termination of the Directors’ Plan by the Board of Directors. A total of 40,500 shares are issued and outstanding under the plan at September 30, 2006.

Equity Incentive Plan

The Company maintains an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2006, 2005, or 2004. Non-qualified stock options were granted to officers and other key employees in fiscal years 2006, 2005, and 2004. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, as a replacement to SFAS No. 123 “Accounting for Stock-Based Compensation”. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which allowed companies to use the intrinsic method of valuing share-based payment transactions. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. On March 29, 2005, the SEC issued SAB No. 107 to provide guidance regarding the adoption of SFAS No. 123R and disclosures in Management’s Discussion and Analysis. The effective date of SFAS No. 123R was modified by SAB No. 107 to begin with the first annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. Accordingly, the Company implemented SFAS No. 123R effective October 1, 2005. Prior to the adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather than as a reduction of taxes paid.

Previously the Company measured compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion No. 25, as permitted by SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. Had the fair value-based method under SFAS No. 123 been applied, compensation expense would have been recorded for the options outstanding based on their respective vesting schedules.

The following table illustrates the effect on net income and earnings per share in 2005 and 2004 as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in those periods:

	Years ended September 30,

	2005	2004

Net Income - as reported	$37,975	$32,430
Add: Stock-based compensation expense included in reported income, net of related tax benefits	176	146
Deduct: Total stock compensation expense determined under the fair value method for all awards, net of related tax effects	(1,521)	(1,270)

	$36,630	$31,306

Basic earnings per share:
As reported	$2.52	$2.41
Pro-forma	$2.43	$2.32
Diluted earnings per share:
As reported	$2.44	$2.31
Pro-forma	$2.35	$2.23

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123 for the year ended September 30, 2006:

	September 30,

	2006 Grants	2005 Grants

Weighted average grant date fair value	$26.51	$15.41
Expected life	5 Years	5 Years
Volatility	50.0%	50.0%
Risk-free interest rate	4.61%	3.74%
Dividend yield	0%	0%
Annual forfeiture rate	1.09%	1.09%

The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three year period ended September 30, 2006, are as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)

Balance at September 30, 2003	999,600	$10 2/7	7.33	$12.4

Granted	285,500	$32 ¼
Exercised	(154,450)	$11

Balance at September 30, 2004	1,130,650	$15 6/7	7.51	$15.3

Granted	379,000	$34 1/7
Exercised	(186,850)	$11 7/9
Forfeited	(33,200)	$16 1/6

Balance at September 30, 2005	1,289,600	$21 3/5	7.54	$21.1

Granted	292,250	$52 1/5
Exercised	(249,550)	$14 7/8
Forfeited	(14,600)	$13 5/8

Balance at September 30, 2006	1,317,700	$29 ¾	7.41	$40.9

Exercisable at September 30, 2006	408,500	$17 ¼	5.66	$17.8

As of September 30, 2006, there was $13.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.62 years. The total fair value of shares vested during the years ended September 30, 2006, 2005, and 2004 was $2.7 million, $1.7 million, and $0.9 million respectively.

	Years ended September 30,

	2006	2005	2004

Total intrinsic value of stock options exercised	$8.6	$4.6	$3.0

Cash received from stock option exercises for the years ended September 30, 2006, 2005 and 2004 was $3.7 million, $2.2 million and $1.7 million, respectively.

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2006, 2005, and 2004
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Charged to Costs and Expenses	Additions (Deductions)	Balance at End of Period

September 30, 2004	$2,066	$109	$230	$114	$2,519

September 30, 2005	$2,519	$—	$(29)	$(92)	$2,398

September 30, 2006	$2,398	$—	$642	$(384)	$2,656

INDEX TO EXHIBITS

Exhibit No.	Exhibit

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer