Form 10-Q
period 2006-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2007-02-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2006
                                     OR

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

15,448,200 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 8, 2007.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            December 31, 2006 and September 30, 2006                 3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2006 and 2005            4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Three months ended December 31, 2006 and 2005            5

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2006 and 2005            6

          Notes to Condensed Consolidated Financial Statements       7

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      16

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               23

          Item 4  - Controls and Procedures                         24


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               25

          Item 1A - Risk Factors                                    25

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             25

          Item 3  - Defaults Upon Senior Securities                 25

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                25

          Item 5  - Other Information                               25

          Item 6  - Exhibits                                        26

          SIGNATURES                                                26

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
              (dollars in thousands, except per share amounts)
                                                  December 31,
2006      September 30,
                                                   (Unaudited)      2006
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $  82,398      $  75,395
  Short-term investments                              103,039         94,100
  Accounts receivable, net of allowance for
    doubtful accounts of $2,490 and $2,656,
    respectively                                       80,499         85,253
  Inventories, net (Note 5)                           121,453        116,965
  Other current assets and prepaid expenses            16,289         15,843
                                                   -----------     ----------
    Total current assets                              403,678        387,556
Property and equipment, net                            37,270         36,254
Goodwill, net (Note 7)                                 67,029         64,616
Other intangibles, net (Note 7)                        10,584         10,221
Other assets                                            3,097          2,874
                                                   -----------     ----------
    Total assets                                    $ 521,658      $ 501,521
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  15,603      $  17,327
  Accounts payable, trade                              16,733         15,702
  Accounts payable to related party                       480            303
  Accrued liabilities (Note 6)                         69,144         71,565
                                                   -----------     ----------
    Total current liabilities                         101,960        104,897
Long-term debt                                         18,791         18,089
Pension obligations                                    11,996         11,295
Minority interests                                      2,914          2,787
Other long-term liabilities                             5,315          6,013
                                                   -----------     ----------
    Total liabilities                                 140,976        143,081
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,434,500 (15,372,200 at
    September 30, 2006) issued and outstanding            154            154
  Additional paid-in-capital                          170,067        167,446
  Retained earnings                                   186,187        174,694
  Accumulated other comprehensive income               24,274         16,146
                                                   -----------     ----------
    Total stockholders' equity                        380,682        358,440
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 521,658      $ 501,521
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended December 31, 2006 and 2005
            (dollars in thousands, except per share amounts)

                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2006          2005
                                                   ------------  ------------

Net sales                                            $ 111,745    $   95,421
Cost of goods sold                                      65,873        54,588
                                                   ------------  ------------
    Gross profit                                        45,872        40,833

Selling, general, and administrative expenses           20,663        16,910
Research and development expenses                        6,198         5,757
Intangibles amortization                                   926           859
                                                   ------------  ------------
    Income from operations                              18,085        17,307

Other expense (income):
  Interest, net                                        ( 1,019)      (   473)
  Foreign currency gains/(losses)                          585       (    22)
  Other income                                         (   270)      (   149)
                                                   ------------  ------------
    Income before income taxes and minority
         Interest                                       18,789        17,951

Income tax expense                                       7,085         6,441
                                                   ------------  ------------
    Income before minority interest                     11,704        11,510

Minority interest                                          211           153
                                                   ------------  ------------
    Net income                                       $  11,493    $   11,357
                                                   ============  ============


Net income per common share (Note 10):
    Basic                                            $    0.75    $     0.75
    Diluted                                          $    0.73    $     0.73
                                                   ============  ============
Weighted average shares used in computing
  net income per common share (Note 10):
    Basic                                           15,411,793    15,178,717
    Diluted                                         15,848,547    15,533,750
                                                   ============  ============



See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Three months ended December 31, 2006 and 2005
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2006              $      154  $   167,446    $   174,694   $   16,146     $  358,440
  Comprehensive income:
  Fair value of interest swap agreement           	  --           --             --           39             39
  Foreign currency translation adjustment           --           --             --        8,089          8,089
  Net income                                        --           --         11,493           --         11,493
                                                                                                   ------------
Total comprehensive income                                                                              19,621
Common stock issued in connection with:
  Stock incentive plans                             --        2,621             --	           --          2,621
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2006                $     154  $   170,067   $    186,187    $  24,274     $  380,682
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2005              $      151  $   162,550    $   125,071   $    6,394     $  294,166
  Comprehensive income:
  Fair value of interest swap agreement             --           --             --           78             78
  Foreign currency translation adjustment           --           --             --      ( 2,568)       ( 2,568)
  Net income                                        --           --         11,357           --         11,357
                                                                                                   ------------
Total comprehensive income                                                                               8,867
Common stock issued in connection with:
  Stock incentive plans                              2      (    95)            --	           --        (    93)
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at December 31, 2005                $     153   $  162,455    $   136,428    $   3,904      $ 302,940
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2006 and 2005
                          (dollars in thousands)

                                                           Three Months
                                                         Ended December 31,
                                                     ------------------------
                                                        2006          2005
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 11,493     $ 11,357
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities            838        3,824
     Other adjustments                                    3,892        3,144
                                                     -----------  -----------
       Net cash provided by operating activities         16,223       18,325
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          181           87
  Additions to property and equipment                 (   1,356)    (  1,229)
  Purchases of short-term investments                 (  41,726)    ( 15,700)
  Sales of short-term investments                        32,900       12,750
  Acquisition of business, net of cash acquired       (     338)    (    655)
                                                      ----------   ----------
       Net cash used in investing activities          (  10,339)    (  4,747)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                      17        4,219
  Repayment to banks                                  (   2,231)    (  7,304)
  Proceeds from issuance of common stock                    817        1,658
  Excess tax benefit from stock options                      44          286
                                                      ----------   ----------
       Net cash used in financing activities          (   1,353)    (  1,141)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                2,472     (    158)
                                                      ----------   ----------
Net increase in cash and cash equivalents                 7,003       12,279

Cash and cash equivalents at beginning of period         75,395       40,602
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 82,398     $ 52,881
                                                      ==========   ==========

Cash paid for interest                                 $    393     $    371
Cash paid for taxes                                    $  4,923     $  2,689

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2006 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
For further information, refer to the consolidated financial statements and notes thereto includes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 as filed with the Securities and Exchange Commission on December 13, 2006.

2.   New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. FIN 48 will be effective for fiscal years beginning after December 15, 2006 (our fiscal year 2008) and the provisions of FIN 48 will be applied to all tax positions under Statement No. 109 upon initial adoption. The cumulative effect of applying the provisions of this interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the potential impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No.87, 88, 106, and 132R, ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. The provisions of this Statement are effective for an employer with publicly traded equity securities and are required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the potential impact of SFAS No. 158 on its consolidated financial statements.


3.   Cash Equivalents and Short-term Investments

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Short-term investments include auction rate securities and deposits with banks totaling $103,039 and $94,100 at December 31, 2006 and September 30, 2006, respectively. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

The Company has decided to present the gross purchases and gross sales of short-term investments in the accompanying Condensed Consolidated Statements of Cash Flows and has reclassified 2005 presentation to be consistent with the current period presentation. The Company has supplied this information based on actual purchases and sales of short-term investments and not on rate resets of held investments.

4.   Acquisitions and Formation of New Entities

Effective December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 81% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $0.2 million.


5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                 December 31,  September 30,
                                                    2006           2006
                                                ------------   ------------
Finished goods                                   $  14,284       $  16,510
Work in progress                                    30,071          30,160
Raw materials and supplies                          42,630          38,097
Demonstration inventory                             13,222          11,900
Service parts                                       21,246          20,298
                                                -----------     -----------
    Total inventories, net                       $ 121,453       $ 116,965
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $15,492 and $15,077 at December 31, 2006 and September 30, 2006,
respectively.


6.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                December 31,    September 30,
                                                    2006           2006
                                                -----------     -----------
Employee compensation                            $  13,631       $  18,300
Warranty reserve                                    12,187          11,754
Customer deposits                                   12,198          12,349
Income taxes payable                                18,672          15,475
Other                                               12,456          13,687
                                                -----------     -----------
Total accrued liabilities                        $  69,144       $  71,565
                                                ===========     ===========

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended December 31, 2006 are as follows:

                                             North
                                Germany      America     Other      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2006           $ 40,371    $  9,880    $ 14,365    $ 64,616
Additional goodwill from
   acquisition                        --          --         235         235
Currency exchange difference       1,488         114         576       2,178
                               ----------  ----------  ----------  ----------
Balance as of
   December 31, 2006            $ 41,859    $  9,994    $ 15,176    $ 67,029
                               ==========  ==========  ==========  ==========

The carrying values of other intangible assets are as follows:

                                 December 31, 2006       September 30, 2006
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,810    $  3,066    $  7,580    $  2,826
  Customer base                   14,158      10,263      13,856       9,321
  Other                            5,532       3,587       4,360       3,428
                               ----------  ----------  ----------  ----------
  Total                         $ 27,500    $ 16,916    $ 25,796    $ 15,575
                               ==========  ==========  ==========  ==========

Amortization expense for the three-month periods ended December 31, 2006 and 2005 was $0.9 million for both periods. At December 31, 2006, estimated amortization expense for the remainder of fiscal 2007 and the next five fiscal years based on the average exchange rates as of December 31, 2006, is as follows:

  2007 (remainder)                       $  2.2 million
  2008                                      2.3 million
  2009                                      2.2 million
  2010                                      1.0 million
  2011                                      0.9 million
  2012                                      0.7 million

8.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions. The change in warranty reserves for the three-month periods ended December 31, 2006 and 2005 are as follows:

                                                    2006           2005
                                                ------------   ------------
Balance at September 30,                         $  11,754       $  10,836
Additional accruals for warranties
        during the period                            1,028           1,454
Usage during the period                           (  1,011)       (    648)
Currency translation                                   416        (    180)
                                                -----------     -----------
Balance at December 31,                          $  12,187       $  11,462
                                                ===========     ===========


9.  Stock Incentive Plans

The Company maintains an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2006 or 2007. Non-qualified stock options were granted to officers and other key employees in fiscal year 2006. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

For the current quarter, in compliance with SFAS No. 123(R), the Company recorded expense of $1.6 million for the portion of stock-based compensation arrangements which vested during the period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123:

                                          2006          2005
                                         Grants        Grants
                                       ----------    ----------
Weighted average grant date fair value    $26.51        $15.41
Expected life                            5 Years       5 Years
Volatility                                 50.0%         50.0%
Risk-free interest rate                    4.61%         3.74%
Dividend yield                                0%            0%
Annual forfeiture rate                     1.09%         1.09%

No options were granted in the three-month period ended December 31, 2006. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three-months ended December 31, 2006 are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ----------
Balance at
    September 30, 2006    1,317,700    $ 29 3/4      7.41      $  40.9
  Granted                        --          --
  Exercised              (   48,800)     16 3/4
  Cancelled                      --          --
  Forfeited              (   10,600)     33 5/8
                         -----------  -----------  ----------- ----------
Balance at
    December 31, 2006     1,258,300    $ 30 1/4       7.19      $  38.0
Exercisable at
    December 31, 2006       399,850    $ 17 3/7       5.43      $  17.2

As of December 31, 2006 there was $12.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.54 years.

During the three-months ended December 31, 2006 and 2005, the following activity occurred under the plan:
                                                       (in millions)
                                                    2006           2005
                                                ------------   ------------
Total intrinsic value of stock options
   exercised                                      $  2.1         $  3.5

Cash received from stock option exercises for the three months ended December 31, 2006 was $0.8 million.

10. Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:
                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------
                                                       2006        2005
                                                    ----------  ----------
Weighted average number of shares
  for BASIC net income per common share             15,411,793  15,178,717
Potential additional shares
  due to outstanding dilutive
  stock options                                        436,754     355,033
                                                    ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share                           15,848,547  15,533,750
                                                    ==========  ==========


11.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2006 and 2005:

                                    PENSION PLANS
                               ----------------------
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2006       2005
                               ----------  ----------
Service cost                   $    183    $   182
Interest cost                       196        185
Expected return on plan assets  (    81)   (    74)
Amortization of prior
   service costs                     --          6
Amortization of net loss              6         26
                               ----------  ----------
Net periodic benefit cost      $    304    $   325
                               ==========  ==========

12.  Segment and Geographic Information

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

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:

                                               December 31,  September 30,
                                                   2006          2006
                                               ----------     ----------
      ASSETS
           North America                       $ 233,824      $ 233,379
           Germany                               325,994        309,324
           Other                                 163,298        157,499
           Intercompany eliminations           ( 201,458)     ( 198,681)
                                               ----------     ----------
                                               $ 521,658      $ 501,521
                                               ==========     ==========

      NET SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2006           2005
                                               ----------     -----------
           North America                       $  31,796      $  29,591
           Germany                                87,033         72,401
           Other                                  37,249         31,078
           Intercompany eliminations            ( 44,333)      ( 37,649)
                                               ----------     -----------
                                               $ 111,745      $  95,421
                                               ==========     ===========

      INTERCOMPANY SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2006           2005
                                               ----------     ----------
           North America                       $   1,198      $     919
           Germany                                35,948         28,823
           Other                                   7,187          7,907
           Intercompany eliminations            ( 44,333)      ( 37,649)
                                               ----------     -----------
                                               $      --      $      --
                                               ==========     ===========

      EXTERNAL SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2006           2005
                                               ----------     ----------
           North America                       $  30,598      $  28,672
           Germany                                51,085         43,578
           Other                                  30,062         23,171
                                               ----------     ----------
                                               $ 111,745      $  95,421
                                               ==========     ==========


      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2006           2005
                                               ----------     ----------
           North America                       $   1,472      $   3,097
           Germany                                15,355         12,249
           Other                                   3,409          2,914
           Intercompany eliminations            (  1,447)      (    309)
                                               ----------     ----------
                                               $  18,789      $  17,951
                                               ==========     ==========


13.  Enterprise Wide Information

The Company obtains revenues from the sale and servicing of laser products used for macro applications and from the sale and servicing of laser products for marking and micro applications. Product sales are summarized below:


                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2006           2005
                                               ----------     ----------
           Macro applications                  $  54,191      $  45,625
           Marking and micro applications         57,554         49,796
                                               ----------     ----------
                                               $ 111,745      $  95,421
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

During the first quarter of fiscal years 2007 and 2006 respectively, we realized approximately 49% and 48% of revenues from the sale and servicing of laser products used for macro applications and approximately 51% and 52% from the sale and servicing of laser products for marking and micro applications.

Management believes that the strong European and Asian economies will further support the Company's growth, compensating for the temporary softening in the North American markets. Management believes that the Company will be able to capitalize on the strength of its broad product portfolio in all its businesses during 2007. Management will continue to invest in increasing its sales and service activities in Asia and extending its technology portfolio into new applications.

At December 31, 2006, Rofin-Sinar had 1,500 employees compared to 1,428 employees at December 31, 2005.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.
                                       Three Months
                                     Ended December 31,
                                  ----------------------
                                     2006        2005
                                  ----------  ----------
Net sales                             100%        100%
Cost of goods sold                     59%         57%
Gross profit                           41%         43%
Selling, general and
  administrative expenses              18%         18%
Research and development expenses       6%          6%
Intangibles amortization                1%          1%
Income from operations                 16%         18%
Income before income taxes
  and minority interest	               17%         19%
Net income                             10%         12%

Net Sales - Net sales of $111.7 million represent an increase of $16.3 million, or 17%, for the three months ended December 31, 2006, as compared to the corresponding period in fiscal 2006. The increase resulted from a net sales increase of $14.4 million, or 21%, in Europe/Asia and an increase of $1.9 million, or 7%, in the United States, compared to the corresponding period in fiscal 2006. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $6.2
million for the three-month period ended December 31, 2006.   Net sales of
laser products for macro applications for the three-month period increased by 19% to $54.2 million as compared to the corresponding period of fiscal 2006. The increase can be mainly attributed to the higher demand for our lasers for macro applications in the machine tool and automotive industries. Net sales of lasers for marking and micro applications increased by 15% to $57.5 million for the three months ended December 31, 2006 as compared to the corresponding period in fiscal 2006. The increase can be mainly attributed to the higher demand for our lasers for micro and marking applications principally in the electronics, medical instruments, smart card, and jewelry industries.

Gross Profit - Our gross profit of $45.9 million for the three months ended December 31, 2006 represents an increase of $5.0 million (12%) from the corresponding period of fiscal year 2006. As a percentage of sales, compared to the corresponding three-month period of fiscal year 2006, gross profit decreased from 43% to 41%. The decrease in our gross margins was primarily a result of the product mix with higher percentage of sales for macro applications, higher volume of sales to OEM customers, lower percentage of sales related to service and spare parts and lower sales to the semiconductor industry. Gross profit was favorably affected by $1.8 million for the three-month period ended December 31, 2006 due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $20.7 million increased by $3.8 million (22%) for the three-month period ended December 31, 2006, compared to the corresponding period of fiscal 2006. In the first quarter of fiscal 2007, SG&A included stock-based compensation expenses of $1.7 million compared to $0.7 million for the same period in fiscal 2006. The increase in the stock-based compensation expenses primarily resulted from the Compensation Committee of the Board of Directors' decision to immediately vest certain stock options upon retirement of a long term employee. This high level of SG&A expenses is also a result of our increased selling and marketing activities in Asia, higher commissions related to the higher revenues as well as the additional expenses for our new subsidiaries in Canada and the US. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.1 million for the three-month period ended December 31, 2006 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro. The net effect of all of these items was that SG&A as a percentage of sales remained flat from fiscal 2005 to fiscal 2006.

Research and Development - The Company spent net $6.2 million on research and development ("R&D") during each of the three-month periods ended December 31, 2006 and December 31, 2005. Gross research and development expenses for the three-month period ended December 31, 2006 and 2005 were $6.6 million and $6.1 million, respectively, and were reduced by $0.4 million and $0.3 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.5 million for the three-month period in fiscal 2006, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month period ended December 31, 2006 and 2005 amounted to $0.9 million, respectively.

Other Income - Net other income of $0.7 million for the three-month period ended December 31, 2006 represents an increase of $0.1 million compared to net other income of $0.6 million in the corresponding period of the prior year. Net interest income, within this category, includes $1.4 million of interest income offset by $0.3 million of interest expense for the three months ended December 31, 2006 and $0.9 million of interest income and $0.4 million of interest expense for the three-months ended December 31, 2005.
The increase in net other income is primarily attributable to higher interest income of $0.5 million and higher other income of $0.1 million partially offset by higher exchange losses of $0.5 million.

Income Tax Expense - Income tax expense of $7.1 million for the three-month period ended December 31, 2006 represents an effective tax rate of 38% compared to 36% for the corresponding period of the prior year. The higher effective income tax rate is mainly due to high permanent differences related to the stock-based compensation expenses and taxable profit generation at all subsidiaries which includes the usage of the existing net operating losses. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.5 million for the three-month period ended December 31, 2006 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $11.5 million for the three-month period ended December 31, 2006, which represents an increase of $0.1 million from the corresponding period in fiscal 2006. For the three-month period ended December 31, 2006, basic and diluted net income per common share equaled $0.75 and $0.73, respectively, based upon a weighted average of 15.4 million and 15.8 million common shares outstanding, as compared to basic and diluted net income per common share of $0.75 and $0.73, respectively, for the three-month period ended December 31, 2005, based upon a weighted average of 15.2 million and 15.5 million common shares outstanding. The first quarter in fiscal 2007 was impacted by stock-based compensation expenses net of income tax of $1.5 million compared to $ 0.6 million in the first quarter of fiscal year 2006.


Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2006 were cash and cash equivalents of $82.4 million, short-term investments of $103.0 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $85.3 million (translated at the applicable exchange rate at December 31, 2006). As of December 31, 2006, $8.4 million (of which $3.1 million is due in the short term) was outstanding under the Deutsche Bank facility and $26.0 million (of which $12.5 million is due in the short term) under other lines of credit. Approximately $75.9 million was unused and available under the Company's bank facility and lines of credit at December 31, 2006. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At December 31, 2006, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $7.0 million during the three months ended December 31, 2006. Approximately $16.2 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by a decrease in accrued liabilities, offset by a decrease in accounts receivable and an increase in income taxes payable.

Uses of cash from investing activities totaled $10.3 million for the three-month period ended December 31, 2006 and related primarily to the net purchase of short-term investments in the amount of $8.8 million and various additions to property and equipment in the amount of $1.4 million.

Net cash used in financing activities totaled $1.4 million and was primarily related to current period repayments of bank debt of $2.2 million, offset by $0.8 million generated through issuance of new shares from the exercise of stock options.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2006, and has not entered into any further material contractual obligations since that date.


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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $24.5 million at December 31, 2006 as compared to $5.0 million at December 31, 2005.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on 10-K for the fiscal year ended September 30, 2006. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

     Inventory Valuation

     Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Provisions for slow moving and obsolete inventories are provided based on current assessments about historical experience and future product demand and production requirements for the next twelve months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. The Company evaluates the adequacy of these provisions quarterly. Although the Company strives to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional provisions may be needed. Any changes in the provisions will impact operating income during a given period.


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

Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2006, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2006  December 31, 2006
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

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three month period ended December 31, 2006, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of December 31, 2006, the Company maintained cash equivalents and short-term investments of $122.6 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.4 million.

At December 31, 2006, the Company had $18.2 million of variable rate debt on which the interest rate is reset every six months, $2.5 million of variable rate debt on which the interest rate is set annually and $13.7 million of fixed rate debt. Maturities of this debt are as follows: $15.6 million is due in 2007, $15.5 million is due in 2008, and $3.3 million is due in 2009. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by approximately $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 13.0 million (equivalent to $17.1 million based on the exchange rate at December 31, 2006) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2006, the Company held Japanese yen forward exchange options with notional amount of Euro 0.2 million. The gain or loss resulting from a 10% change in currency exchange rates would be less than $0.1 million.


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

Item 1A. Risk Factors

         For information regarding risk factors that could effect the Company's results of operation, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in
         Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2006. See also, "Forward-Looking Statements" included in this Quarterly Report of Form 10-Q.

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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   February 9, 2007       /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer