Form 10-Q
period 2007-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2007-05-10
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act.   Large accelerated filer [X] Accelerated filer [] Non-accelerated filer
[ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

15,544,600 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 9, 2007.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            March 31, 2007 and September 30, 2006                    3

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2007 and 2006                                  4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Six months ended March 31, 2007 and 2006                 5

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2007 and 2006                 6

          Notes to Condensed Consolidated Financial Statements       7

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      17

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               26

          Item 4  - Controls and Procedures                         27


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               28

          Item 1A - Risk Factors                                    28

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             28

          Item 3  - Defaults Upon Senior Securities                 28

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                29

          Item 5  - Other Information                               29

          Item 6  - Exhibits                                        30

          SIGNATURES                                                30

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
              (dollars in thousands, except per share amounts)
                                                    March 31,
2007      September 30,
                                                   (Unaudited)      2006
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $  86,174      $  75,395
  Short-term investments                              109,821         94,100
  Accounts receivable, net of allowance for
    doubtful accounts of $2,739 and $2,656,
    respectively                                       88,616         85,253
  Inventories, net (Note 5)                           126,540        116,965
  Other current assets and prepaid expenses            17,494         15,843
                                                   -----------     ----------
    Total current assets                              428,645        387,556
Property and equipment, net                            38,457         36,254
Goodwill, net (Note 7)                                 74,758         64,616
Other intangibles, net (Note 7)                        12,605         10,221
Other assets                                            4,231          2,874
                                                   -----------     ----------
    Total assets                                    $ 558,696      $ 501,521
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  17,027      $  17,327
  Accounts payable, trade                              19,895         15,702
  Accounts payable to related party                       974            303
  Accrued liabilities (Note 6)                         77,634         71,565
                                                   -----------     ----------
    Total current liabilities                         115,530        104,897
Long-term debt                                         25,557         18,089
Pension obligations                                    12,387         11,295
Minority interests                                      3,101          2,787
Other long-term liabilities                             4,636          6,013
                                                   -----------     ----------
    Total liabilities                                 161,211        143,081
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,459,700 (15,372,200 at
    September 30, 2006) issued and outstanding            155            154
  Additional paid-in-capital                          171,792        167,446
  Retained earnings                                   199,263        174,694
  Accumulated other comprehensive income               26,275         16,146
                                                   -----------     ----------
    Total stockholders' equity                        397,485        358,440
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 558,696      $ 501,521
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                 Periods Ended March 31, 2007 and 2006
            (dollars in thousands, except per share amounts)

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2007        2006        2007        2006
                               ----------  ----------  ----------  ----------
Net sales                      $ 116,061   $  99,730   $ 227,806   $ 195,151
Cost of goods sold                66,833      56,234     132,706     110,822
                               ----------  ----------  ----------  ----------
    Gross profit                  49,228      43,496      95,100      84,329

Selling, general, and
    administrative expenses       21,631      18,964      42,295      35,874
Research and development expenses  7,060       5,831      13,258      11,588
Intangibles amortization             969         868       1,895       1,727
                               ----------  ----------  ----------  ----------
    Income from operations        19,568      17,833      37,652      35,140

Other (income)expense:
  Interest, net                   (1,300)    (   488)   (  2,320)    (   961)
  Foreign currency (gains)/losses (   15)        154         570         132
  Other income                    (   53)    (   126)   (    323)    (   276)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       20,936      18,293      39,725      36,245

Income tax expense                 7,672       6,399      14,757      12,840
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                  13,264      11,894      24,968      23,405

Minority interest                    188         231         399         385
                               ----------  ----------  ----------  ----------
    Net income                  $ 13,076    $ 11,663    $ 24,569    $ 23,020
                               ==========  ==========  ==========  ==========

Net income per common share (Note 10):
    Basic                       $   0.85    $   0.76    $   1.59    $   1.51
    Diluted                     $   0.83    $   0.75    $   1.55    $   1.48
                               ==========  ==========  ==========  ==========

Weighted average shares used in computing
  net income per common share (Note 10):
    Basic                      15,449,563  15,261,099  15,430,718  15,219,949
    Diluted                    15,829,193  15,631,491  15,810,397  15,546,524
                               ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Six months ended March 31, 2007 and 2006
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2006              $      154  $   167,446    $   174,694   $   16,146     $  358,440
  Comprehensive income:
  Fair value of interest swap agreement           	  --           --             --           60             60
  Foreign currency translation adjustment           --           --             --       10,069         10,069
  Net income                                        --           --         24,569           --         24,569
                                                                                                   ------------
Total comprehensive income                                                                              34,698
Common stock issued in connection with:
  Stock incentive plans                              1        4,346             --	           --          4,347
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2007                   $     155  $   171,792   $    199,263    $  26,275     $  397,485
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2005              $      151  $   162,550    $   125,071   $    6,394     $  294,166
  Comprehensive income:
  Fair value of interest swap agreement             --           --             --          189            189
  Foreign currency translation adjustment           --           --             --          400            400
  Net income                                        --           --         23,020           --         23,020
                                                                                                   ------------
Total comprehensive income                                                                              23,609
Common stock issued in connection with:
  Stock incentive plans                              2      (   166)            --	           --        (   164)
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at March 31, 2006                   $     153   $  162,384    $   148,091    $   6,983      $ 317,611
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
               Six Months Ended March 31, 2007 and 2006
                          (dollars in thousands)

                                                           Six Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2007          2006
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 24,569     $ 23,020
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities         (  339)     ( 3,709)
     Other adjustments                                    6,949        6,041
                                                     -----------  -----------
       Net cash provided by operating activities         31,179       25,352
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          164          135
  Additions to property and equipment                 (   2,923)    (  2,546)
  Purchases of short-term investments                 (  75,084)    ( 50,650)
  Sales of short-term investments                        59,575       42,450
  Acquisition of businesses, net of cash acquired     (   3,600)    (  1,259)
                                                      ----------   ----------
       Net cash used in investing activities          (  21,868)    ( 11,870)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                      --        6,406
  Repayment to banks                                  (   3,149)    ( 12,289)
  Proceeds from issuance of common stock                  1,389        2,413
  Excess tax benefit from stock options                      87          285
                                                      ----------   ----------
       Net cash used in financing activities          (   1,673)    (  3,185)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                3,141          387
                                                      ----------   ----------
Net increase in cash and cash equivalents                10,779       10,684

Cash and cash equivalents at beginning of period         75,395       40,602
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 86,174     $ 51,286
                                                      ==========   ==========

Cash paid for interest                                 $    533     $    960
Cash paid for taxes                                    $  9,377     $ 10,565

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Summary of Accounting Policies

The accompanying unaudited, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2006 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto includes in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006 as filed with the Securities and Exchange Commission on December 13, 2006.

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

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the requirements of SFAS 159.


3.   Cash Equivalents and Short-term Investments

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Short-term investments totaling $109,821 and $94,100 at March 31, 2007 and September 30, 2006, respectively, mainly include auction rate securities and deposits with banks. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

The Company has decided to present the gross purchases and gross sales of short-term investments in the accompanying Condensed Consolidated Statements of Cash Flows and has reclassified 2006 presentation to be consistent with the current period presentation. The Company has supplied this information based on actual purchases and sales of short-term investments and not on rate resets of held investments.


4.   Acquisitions and Formation of New Entities

Effective April 05, 2007, subsequent to quarter end, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, UK, through its wholly owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd.

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include fiber-coupled diode laser systems, continuous-wave and ultra short pulse mode-locked fiber laser systems, and components such as diode lasers for a wide range of material processing applications. The terms of the purchase include payment of deferred purchase price based on Corelase Oy achieving certain financial targets. This purchase resulted in an approximate goodwill of $6.6 million.

Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly owned subsidiary Rofin-Sinar Laser GmbH. m2k-laser GmbH develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. Additionally the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock. Accordingly, the Company's financial statements present m2k-laser GmbH as if it was 100% owned. This purchase resulted in an approximate goodwill of $0.6 million.

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

5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                 March 31,    September 30,
                                                    2007           2006
                                                ------------   ------------
Finished goods                                   $  15,171       $  16,510
Work in progress                                    31,835          30,160
Raw materials and supplies                          43,599          38,097
Demonstration inventory                             13,732          11,900
Service parts                                       22,203          20,298
                                                -----------     -----------
    Total inventories, net                       $ 126,540       $ 116,965
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $15,397 and $15,077 at March 31, 2007 and September 30, 2006, respectively.


6.  Accrued Liabilities

Accrued liabilities are comprised of the following:
                                                  March 31,    September 30,
                                                    2007           2006
                                                -----------     -----------
Employee compensation                            $  15,253       $  18,300
Warranty reserve                                    12,200          11,754
Customer deposits                                   12,102          12,349
Income taxes payable                                23,346          15,475
Other                                               14,733          13,687
                                                -----------     -----------
Total accrued liabilities                        $  77,634       $  71,565
                                                ===========     ===========

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended March 31, 2007 are as follows:
                                              North
                                Germany      America     Other      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2006           $ 40,371    $  9,880    $ 14,365    $ 64,616
Additional goodwill from
   acquisitions                      608          --       6,854       7,462
Currency exchange difference       1,851         142         687       2,680
                               ----------  ----------  ----------  ----------
Balance as of
   March 31, 2007               $ 42,830    $ 10,022    $ 21,906    $ 74,758
                               ==========  ==========  ==========  ==========

The carrying values of other intangible assets are as follows:

                                  March 31, 2007         September 30, 2006
                               ----------------------  ----------------------
                                Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  7,933    $  3,219    $  7,580    $  2,826
  Customer base                   14,232      10,692      13,856       9,321
  Other                           10,681       6,330       4,360       3,428
                               ----------  ----------  ----------  ----------
  Total                         $ 32,846    $ 20,241    $ 25,796    $ 15,575
                               ==========  ==========  ==========  ==========

Amortization expense for the six-month periods ended March 31, 2007 and 2006 was $1.9 million and $1.7 million, respectively. At March 31, 2007, estimated amortization expense for the remainder of fiscal 2007 and the next five fiscal years based on the average exchange rates as of March 31, 2007, is as follows:

  2007 (remainder)                       $  1.8 million
  2008                                      3.5 million
  2009                                      3.2 million
  2010                                      1.0 million
  2011                                      0.9 million
  2012                                      0.7 million


8.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions. The change in warranty reserves for the six-month periods ended March 31, 2007 and 2006 are as follows:

                                                    2007           2006
                                                ------------   ------------
Balance at September 30,                         $  11,754       $  10,836
Additional accruals for warranties
        during the period                            1,601           2,515
Usage during the period                           (  1,663)       (  1,942)
Currency translation                                   508               9
                                                -----------     -----------
Balance at March 31,                             $  12,200       $  11,418
                                                ===========     ===========

9.  Stock Incentive Plans

Under the Company's 2007 Incentive Stock Plan, incentive and non-qualified stock options, restricted stock, stock units and stock appreciation rights may be granted to directors, officers and other key employees. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2006 or the first two quarters of fiscal 2007. Non-qualified stock options were granted to officers and other key employees in fiscal year 2006 and in the second quarter of fiscal year 2007. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

For the current quarter, in compliance with SFAS No. 123(R), the Company recorded expense of $1.0 million for the portion of stock-based compensation arrangements which vested during the period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123:
                                          2007          2006
                                         Grants        Grants
                                       ----------    ----------
Weighted average grant date fair value    $57.00        $26.51
Expected life                            5 Years       5 Years
Volatility                                 50.0%         50.0%
Risk-free interest rate                    4.47%         4.61%
Dividend yield                                0%            0%
Annual forfeiture rate                     1.09%         1.09%

300,000 stock options were granted in the three-month period ended March 31, 2007. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the six-month period ended March 31, 2007 is as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ----------
Balance at
    September 30, 2006    1,317,700    $ 29 3/4      7.41      $  40.9
  Granted                   300,000      57
  Exercised              (   74,000)     18 7/9
  Cancelled                      --          --
  Forfeited              (   13,600)     33 1/4
                         -----------  -----------  ----------- ----------
Balance at
    March 31, 2007        1,530,100    $ 35 3/5       7.55      $  36.1
Exercisable at
    March 31, 2007          628,200    $ 22 1/3       5.97      $  23.2

As of March 31, 2007 there was $19.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 4.02 years.

During the three-month and six-month periods ended March 31, 2007 and 2006, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised             $  1.0     $  1.4       $  3.1      $  4.9

Cash received from stock option exercises for the three month and six month periods ended March 31, 2007 was $0.8 million and $1.4 million, respectively.


10. Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             15,449,563  15,261,099  15,430,718  15,219,949
Potential additional shares
  due to outstanding dilutive
  stock options                   379,630     370,392     379,679     326,575
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      15,829,193  15,631,491  15,810,397  15,546,524
                               ==========  ==========  ==========  ==========


11.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month and six-month periods ended March 31, 2007 and 2006:


                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
Service cost                    $   184     $    165    $    367    $   347
Interest cost                       198          166         394        351
Expected return on plan assets   (   81 )   (     75)    (   162)   (   149)
Amortization of prior
   service costs                     --            7          --         13
Amortization of net loss              6           22          12         48
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   307          285    $    611    $   610
                               ==========  ==========   =========   ========



12.  Segment and Geographic Information

The Company manages its business by geographic regions that are aggregated together as one segment in the global industrial laser industry. Sales from these regions have similar long-term financial performance and economic characteristics. The products from these regions utilize similar manufacturing processes and use similar production equipment, which may be interchanged from group to group. The Company distributes, sells and services final product to the same type of customers from all regions.

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:

                                                March 31,  September 30,
                                                   2007          2006
                                               ----------     ----------
      ASSETS
           North America                       $ 237,194      $ 233,379
           Germany                               348,493        309,324
           Other                                 171,713        157,499
           Intercompany eliminations           ( 198,704)     ( 198,681)
                                               ----------     ----------
                                               $ 558,696      $ 501,521
                                               ==========     ==========

      NET SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      North America            $  27,832   $  34,349   $  59,628   $  63,940
      Germany                     92,279      72,468     179,312     144,869
      Other                       39,538      31,882      76,787      62,960
      Intercompany eliminations ( 43,588)   ( 38,969)   ( 87,921)   ( 76,618)
                              ----------  ----------   ----------  ----------
                               $ 116,061   $  99,730   $ 227,806   $ 195,151
                               ==========  ==========  ==========  ==========


      INTERCOMPANY SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      North America            $   1,346   $     930   $   2,543   $   1,850
      Germany                     34,498      31,086      70,447      59,908
      Other                        7,744       6,953      14,931      14,860
      Intercompany eliminations ( 43,588)   ( 38,969)   ( 87,921)   ( 76,618)
                              ----------  ----------   ----------  ----------
                               $      --   $      --   $      --   $      --
                               ==========  ==========  ==========  ==========

      EXTERNAL SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      North America            $  26,486   $  33,419    $  57,085   $  62,090
      Germany                     57,781      41,382      108,865      84,961
      Other                       31,794      24,929       61,856      48,100
                               ----------  ----------  ----------  ----------
                               $ 116,061   $  99,730    $ 227,806   $ 195,151
                               ==========  ==========  ==========  ==========



      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      North America            $     430   $   4,438    $   1,902  $   7,535
      Germany                     17,240      12,583       32,595     24,831
      Other                        3,728       2,161        7,137      5,075
      Intercompany eliminations (    462)   (    889)   (   1,909)  (  1,196)
                               ----------  ----------  ----------  ----------
                               $  20,936   $  18,293    $  39,725  $  36,245
                               ==========  ==========  ==========  ==========


13.  Enterprise Wide Information

The Company derives revenues from the sale and servicing of laser products used for macro applications and from the sale and servicing of laser products for marking and micro applications. Product sales are summarized below:


                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      Macro applications       $  60,330   $  49,355    $ 114,521  $  94,979
      Marking and micro
           applications           55,731      50,375      113,285    100,172
                               ----------  ----------  ----------  ----------
                               $ 116,061   $  99,730    $ 227,806  $ 195,151
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

Effective April 05, 2007, subsequent to quarter end, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, UK, through its wholly owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd.

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include fiber-coupled diode laser systems, continuous-wave and ultra short pulse mode-locked fiber laser systems, and components such as diode lasers for a wide range of material processing applications. The terms of the purchase include payment of deferred purchase price based on Corelase Oy achieving certain financial targets.

Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly owned subsidiary Rofin-Sinar Laser GmbH. m2k-laser GmbH develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. Additionally the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock.

At March 31, 2007, Rofin-Sinar had 1,542 employees compared to 1,447 employees at March 31, 2006.

During the second quarter of fiscal years 2007 and 2006, respectively, we realized approximately 52% and 49% of revenues from the sale and servicing of laser products used for macro applications and approximately 48% and 51% from the sale and servicing of laser products for marking and micro applications.

Management believes that the strong European and Asian economies will further support the Company's growth, compensating for the temporary softening in the North American markets. Management also believes that the Company will be able to capitalize on the strength of its broad product portfolio in all its businesses during 2007. With the recent acquisitions, management believes the Company has further strengthened its technology portfolio in order to support future growth opportunities. Management will continue to invest in increasing its sales and service activities in Asia and extending its technology portfolio into new applications.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2007       2006         2007        2006
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  58%         56%         58%         57%
Gross profit                        42%         44%         42%         43%
Selling, general and
  administrative expenses           18%         19%         18%         18%
Research and development expenses    6%          6%          6%          6%
Intangibles amortization             1%          1%          1%          1%
Income from operations              17%         18%         17%         18%
Income before income taxes
  and minority interest             18%         18%         17%         19%
Net income                          11%         12%         11%         12%

Net Sales - Net sales of $116.1 million and $227.8 million represent increases of $16.4 million, or 16%, and $32.7 million, or 17%, for the three month and six month period ended March 31, 2007, as compared to the corresponding periods in fiscal 2006. The increase for the three months ended March 31, 2007 resulted from a net sales increase of $23.3 million, or 35%, in Europe/Asia, partly offset by a decrease of $6.9 million, or 21%, in North America, compared to the corresponding period in fiscal 2006. The increase for the six months ended March 31, 2007, compared to the corresponding period in fiscal 2006, resulted from a net sales increase of $37.7 million, or 28%, in Europe/Asia, partly offset by a decrease of $5.0 million, or 8%, in North America. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $7.3 million and $13.5 million for the three-month and six-month periods ended March 31, 2007. Net sales of laser products for macro applications increased by $11.0 million, or 22%, to $60.3 million and by $19.5 million (21%) to $114.5 million for the three-month and six-month periods ended March 31, 2007 as compared to the corresponding periods of fiscal 2006, respectively. The increase can be mainly attributed to the higher demand for lasers for macro applications in the machine tool industries and for our component products. Net sales of lasers for marking and micro applications increased by $5.3 million, or 11%, to $55.8 million for the three months ended March 31, 2007 and by $13.1 million, or 13%, to $113.3 million for the six months ended March 31, 2007 as compared to the corresponding periods in fiscal 2006. The increase can be mainly attributed to the higher demand for our lasers for micro and marking applications principally in the electronics, medical instruments, smart card, and jewelry industries.

Gross Profit - Our gross profit of $49.2 million and $95.1 million for the three-month and the six-month periods ended March 31, 2007 represents increases of $5.7 million (13%) and $10.8 million (13%) from the corresponding periods of fiscal year 2006. As a percentage of sales, gross profit decreased from 44% to 42% for the three-month period ended March 31, 2007, as compared to the corresponding period in fiscal year 2006, and from 43% to 42% for the six-month period ended March 31, 2007, as compared to the corresponding period in fiscal year 2006. The decrease in our gross margins was primarily due to a less favorable product mix, including a lower percentage of total sales related to service and spare parts and lower revenues with the semiconductor industry. Gross profit was favorably affected by $2.7 million and $4.5 million for the three-month and six-month periods ended March 31, 2007, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $21.6 million and $42.3 million for the three-month and six-month periods ended March 31, 2007 represent increases of $2.6 million (14%) and $6.4 million (18%) from the corresponding periods of fiscal 2006. The increase in SG&A expenses is mainly a result of our increased selling and marketing activities in Asia, higher commissions related to the record level of revenues as well as additional sales employees. SG&A also included stock-based compensation expenses of $1.0 million and $2.7 million during the three-month and six-month periods ended March 31, 2007 compared to $0.6 million and $1.3 million for the same period in fiscal 2006. The increase in the stock-based compensation expenses during the six-month period primarily resulted from the decision of the Compensation Committee of the Board of Directors to immediately vest certain stock options upon retirement of a long term employee. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.2 million and $2.3 million for the three-month and six-month periods ended March 31, 2007, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $7.1 million and $13.3 million on research and development ("R&D") during the three-month and six-month periods ended March 31, 2007. This represents an increase of 21% and 14% for the three-month and six-month periods ended March 31, 2007, compared to the corresponding periods of the prior year. Gross research and development expenses for the three-month periods ended March 31, 2007 and 2006 were $7.6 million and $6.1 million, respectively, and were reduced by $0.5 million and $0.3 million of government grants during each respective period. Gross research and development expenses for the six-month periods ended March 31, 2007 and 2006 were $14.2 million and $12.2 million, respectively, and were reduced by $0.9 million and $0.6 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.6 million and $1.0 million for the three-month and six-month periods ended March 31, 2007, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month and six-month periods ended March 31, 2007 amounted to $1.0 million and $1.9 million, respectively. This represents an increase of $0.1 million for the three-month period and of $0.2 million for the six-month period when compared to the same periods of fiscal year 2006, mainly due to the recent acquisitions.

Other Income - Net other income of $1.4 million for the three-month period ended March 31, 2007 represents an increase of $0.9 million compared to net other income of $0.5 million in the corresponding period of the prior year. Net other income of $2.1 million for the six-month period ended March 31, 2007 represents an increase of $1.0 million compared to the corresponding period of the prior year. Net interest income, within this category, includes $1.6 million of interest income offset by $0.3 million of interest expense for the three months ended March 31, 2007 and $2.9 million of interest income offset by $0.6 million of interest expense for the six-months
ended March 31, 2007.   The increase in net other income in the three-month
and six-month periods ended March 31, 2007 is primarily attributable to higher interest income of $0.8 million and $1.3 million, respectively, and slightly higher other income in both periods partially offset by higher exchange losses of $0.4 million for the six-month period ended March 31, 2007.

Income Tax Expense - Income tax expense of $7.7 million and $14.8 million for the three-month and six-month periods ended March 31, 2007 represents an effective tax rate of 37% for both periods, compared to 35% for both of the corresponding periods of the prior year. The higher effective income tax rate is mainly due to high permanent differences related to the stock-based compensation expenses and taxable profit generation at all subsidiaries which includes the usage of the existing net operating losses. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.6 million and $1.1 million for the three-month and six-month periods ended March 31, 2007 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $13.1 million and $24.6 million for the three-month and six-month periods ended March 31, 2007, which represents increases of $1.4 million and $1.5 million from the corresponding periods in fiscal 2006. For the three-month period ended March 31, 2007, basic and diluted net income per common share equaled $0.85 and $0.83, respectively, based upon a weighted average of 15.5 million and 15.8 million common shares outstanding, as compared to basic and diluted net income per common share of $0.76 and $0.75, respectively, for the three-month period ended March 31, 2006, based upon a weighted average of 15.3 million and 15.6 million common shares outstanding. The first six months of fiscal 2007 were impacted by stock-based compensation expenses net of income tax of $2.5 million compared to $ 1.2 million in the first six month of fiscal year 2006.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2007 were cash and cash equivalents of $86.2 million, short-term investments of $109.8 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $93.3 million (translated at the applicable exchange rate at March 31, 2007). As of March 31, 2007, $7.8 million (of which $2.5 million is due in the short term) was outstanding under the Deutsche Bank facility and $34.7 million (of which $14.5 million is due in the short term) under other lines of credit. Approximately $75.7 million was unused and available under the Company's bank facility and lines of credit at March 31, 2007. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At March 31, 2007, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $10.8 million during the six months ended March 31, 2007. Approximately $31.2 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by a decrease in accrued liabilities and an increase in inventory, partially offset by a decrease in accounts receivable and an increase in income taxes payable.

Uses of cash from investing activities totaled $21.9 million for the six-month period ended March 31, 2007 and related primarily to the net purchase of short-term investments in the amount of $15.5 million, our investments in new subsidiaries of $3.6 million, and various additions to property and equipment in the amount of $2.9 million.

Net cash used in financing activities totaled $1.7 million and was primarily related to current period repayments of bank debt of $3.1 million, offset by $1.4 million generated through issuance of new shares from the exercise of stock options.

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

Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 69% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Chinese yuan remninbi, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $26.4 million at March 31, 2007 as compared to $7.9 million at March 31, 2006.

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

Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2007, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          March 31, 2007       March 31, 2007
----------------     --------------    -----------------   -----------------
Peter Wirth              6,300             310,000             212,000
Gunther Braun               --             265,000             121,000
Carl F. Baasel          50,000              49,000              26,000
William R. Hoover (2)   42,000                  --                  --
Ralph E. Reins (1)       6,000                  --                  --
Gary K. Willis (1)      21,500                  --                  --
Daniel Smoke (1)         7,950                  --                  --
Stephan Fantone (1)      4,500                  --                  --

(1) Outside, non-executive directors
(2) Former outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2007, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of March 31, 2007, the Company maintained cash equivalents and short-term investments of $131.6 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.5 million.

At March 31, 2007, the Company had $27.2 million of variable rate debt on which the interest rate is reset every six months, $1.9 million of variable rate debt on which the interest rate is set annually and $13.5 million of fixed rate debt. Maturities of this debt are as follows: $16.6 million is due in 2007, $15.6 million is due in 2008, $3.6 million is due in 2009, $0.5 million is due in 2010, $0.9 million is due in 2011, $1.3 million is due in 2012, $0.5 million is due in 2014, $3.0 million is due in 2015, and $0.6 million is due in 2016. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by approximately $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amount of Euro 13.0 million (equivalent to $17.3 million based on the exchange rate at March 31, 2007) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2007, the Company held Japanese yen forward exchange options with notional amount of Euro 0.5 million and with notional amount of $0.1 million. The gain or loss resulting from a 10% change in currency exchange rates would be less than $0.1 million.


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

         The licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. The Company is in discussions with the licensor in order to resolve these disagreements. The parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.

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

         None.


Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders was held on March 15, 2007. Proposals 1, 2 and 3 were approved. The results are as follows:

         Proposal 1
         ----------

         The following directors were elected at the meeting to serve for a three-year term until the 2010 Annual Meeting of Stockholders:

                                            For             Withheld
                                         ----------       ------------
              Carl F. Baasel             10,931,120         1,578,698
              Gary K. Willis             11,370,881         1,138,937
              Daniel J. Smoke            12,295,985           213,833


         Proposal 2
         ----------

         The proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent registered public accounting firm for the fiscal year ended September 30, 2007:

                    For             Against         Abstain
                 ----------       ------------     ---------
                 12,483,386          17,775          8,657


         Proposal 3
         ----------

         The proposal to approve the Rofin-Sinar Technologies, Inc. 2007 Incentive Stock Plan.


                    For             Against         Abstain
                 ----------       ------------     ---------
                  8,493,518        2,292,528        43,387


         The proposals above are described in detail in the Registrant's definitive proxy statement filed on January 26, 2007 for the Annual Meeting of Stockholders held on March 15, 2007.

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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   May 9, 2007            /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer