Form 10-Q
period 2007-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2007-08-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2007

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

15,563,600 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 7, 2007.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1
          ------

          Condensed Consolidated Balance Sheets
            June 30, 2007 and September 30, 2006                     3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2007 and 2006                                   4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Nine months ended June 30, 2007 and 2006                 5

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2007 and 2006                 6

          Notes to Condensed Consolidated Financial Statements       7

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      17

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               26

          Item 4  - Controls and Procedures                         27


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               28

          Item 1A - Risk Factors                                    28

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             28

          Item 3  - Defaults Upon Senior Securities                 28

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                29

          Item 5  - Other Information                               29

          Item 6  - Exhibits                                        29

          SIGNATURES                                                29

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
              (dollars in thousands, except per share amounts)
                                                     June 30,
2007      September 30,
                                                   (Unaudited)      2006
                                                   -----------   -----------
ASSETS
Current Assets
  Cash and cash equivalents                         $  99,964      $  75,395
  Short-term investments                              112,698         94,100
  Accounts receivable, net of allowance for
    doubtful accounts of $2,913 and $2,656,
    respectively                                       94,120         85,253
  Inventories, net (Note 5)                           130,756        116,965
  Other current assets and prepaid expenses            17,993         15,843
                                                   -----------     ----------
    Total current assets                              455,531        387,556
Property and equipment, net                            39,673         36,254
Goodwill, net (Note 7)                                 76,742         64,616
Other intangibles, net (Note 7)                        12,030         10,221
Other assets                                            3,999          2,874
                                                   -----------     ----------
    Total assets                                    $ 587,975      $ 501,521
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  15,381      $  17,327
  Accounts payable, trade                              21,271         15,702
  Accounts payable to related party                     1,036            303
  Accrued liabilities (Note 6)                         85,507         71,565
                                                   -----------     ----------
    Total current liabilities                         123,195        104,897
Long-term debt                                         25,372         18,089
Pension obligations                                    12,689         11,295
Minority interests                                      3,394          2,787
Other long-term liabilities                             4,710          6,013
                                                   -----------     ----------
    Total liabilities                                 169,360        143,081
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                              0              0
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 15,556,842 (15,372,200 at
    September 30, 2006) issued and outstanding            156            154
  Additional paid-in-capital                          175,332        167,446
  Retained earnings                                   213,556        174,694
  Accumulated other comprehensive income               29,571         16,146
                                                   -----------     ----------
    Total stockholders' equity                        418,615        358,440
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 587,975      $ 501,521
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                 Periods Ended June 30, 2007 and 2006
            (dollars in thousands, except per share amounts)

                                    Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2007        2006        2007        2006
                               ----------  ----------  ----------  ----------
Net sales                      $ 121,378   $ 109,648   $ 349,185   $ 304,800
Cost of goods sold                69,642      62,785     202,348     173,608
                               ----------  ----------  ----------  ----------
    Gross profit                  51,736      46,863     146,837     131,192

Selling, general, and
    administrative expenses       22,060      20,306      64,356      56,180
Research and development expenses  7,385       6,164      20,643      17,752
Intangibles amortization           1,129         909       3,024       2,637
                               ----------  ----------  ----------  ----------
    Income from operations        21,162      19,484      58,814      54,623

Other (income)expense:
  Interest, net                   (1,262)    (   611)   (  3,581)    ( 1,572)
  Foreign currency (gains)/losses (  367)    (   235)        202     (   103)
  Other income                    (  134)    (    65)   (    457)    (   342)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       22,925      20,395      62,650      56,640

Income tax expense                 8,331       7,239      23,088      20,079
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                  14,594      13,156      39,562      36,561

Minority interest                    300         237         700         621
                               ----------  ----------  ----------  ----------
    Net income                  $ 14,294    $ 12,919    $ 38,862    $ 35,940
                               ==========  ==========  ==========  ==========

Net income per common share (Note 10):
    Basic                       $   0.92    $   0.84    $   2.51    $   2.36
    Diluted                     $   0.90    $   0.82    $   2.45    $   2.30
                               ==========  ==========  ==========  ==========

Weighted average shares used in computing
  net income per common share (Note 10):
    Basic                      15,522,529  15,331,829  15,461,434  15,257,238
    Diluted                    15,937,316  15,712,027  15,852,459  15,625,358
                               ==========  ==========  ==========  ==========


See accompanying notes to condensed consolidated financial statements

                     Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Statements Of Stockholders' Equity and
                          Comprehensive Income (Unaudited)
                      Nine Months ended June 30, 2007 and 2006
                                (dollars in thousands)

                                                                                     Accumulated
    Common     Additional                     Other          Total
                                               Stock       Paid-in       Retained    Comprehensive Stockholders'
                                             Par Value     Capital       Earnings        Income       Equity
                                           ------------  ------------  ------------  ------------  ------------
BALANCES at September 30, 2006              $      154  $   167,446    $   174,694   $   16,146     $  358,440
  Comprehensive income:
  Fair value of interest swap agreement           	  --           --             --           62             62
  Foreign currency translation adjustment           --           --             --       13,363         13,363
  Net income                                        --           --         38,862           --         38,862
                                                                                                   ------------
Total comprehensive income                                                                              52,287
Common stock issued in connection with:
  Stock incentive plans                              2        7,886             --	           --          7,888
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2007                    $     156  $   175,332   $    213,556    $  29,571     $  418,615
                                           ============  ============  ============  ============  ============


BALANCES at September 30, 2005              $      151  $   162,550    $   125,071   $    6,394     $  294,166
  Comprehensive income:
  Fair value of interest swap agreement             --           --             --          232            232
  Foreign currency translation adjustment           --           --             --        9,111          9,111
  Net income                                        --           --         35,940           --         35,940
                                                                                                   ------------
Total comprehensive income                                                                              45,283
Common stock issued in connection with:
  Stock incentive plans                              3        1,945            --	           --           1,948
                                          	 ------------  ------------  ------------  -----------   ------------
BALANCES at June 30, 2006                    $     154   $  164,495    $   161,011    $  15,737      $ 341,397
                                           ============  ============  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                 Nine Months Ended June 30, 2007 and 2006
                          (dollars in thousands)

                                                           Nine Months
                                                          Ended June 30,
                                                     ------------------------
                                                        2007          2006
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 38,862     $ 35,940
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Changes in operating assets and liabilities         (  383)    ( 11,976)
     Other adjustments                                   12,480        8,424
                                                     -----------  -----------
       Net cash provided by operating activities         50,959       32,388
                                                     -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          318          211
  Additions to property and equipment                 (   4,913)    (  4,643)
  Purchases of short-term investments                 ( 115,981)    (115,500)
  Sales of short-term investments                        97,588      100,850
  Acquisition of businesses, net of cash acquired     (   5,411)    (  1,262)
                                                      ----------   ----------
       Net cash used in investing activities          (  28,399)    ( 20,344)
                                                      ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   3,106        8,797
  Repayment to banks                                  (   8,856)    ( 15,249)
  Proceeds from issuance of common stock                  3,470        3,481
  Excess tax benefit from stock options                     131     (  1,269)
                                                      ----------   ----------
       Net cash used in financing activities          (   2,149)    (  4,240)
                                                      ----------   ----------

Effect of foreign currency translation on cash
      and cash equivalents                                4,158        2,373
                                                      ----------   ----------
Net increase in cash and cash equivalents                24,569       10,177

Cash and cash equivalents at beginning of period         75,395       40,602
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 99,964     $ 50,779
                                                      ==========   ==========

Cash paid for interest                                 $  1,140     $  1,099
Cash paid for taxes                                    $ 14,447     $ 21,709

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB No. 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 addresses the process and diversity in practice of quantifying financial statement misstatements resulting in the potential build up of improper amounts on the balance sheet. We will be required to adopt the provisions of SAB No.108 in fiscal 2007. We currently do not believe that the adoption of SAB No. 108 will have a material impact on our consolidated financial statements.

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

Short-term investments totaling $112,698 and $94,100 at June 30, 2007 and September 30, 2006, respectively, mainly include auction rate securities and deposits with banks. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

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


4.   Acquisitions and Formation of New Entities

Effective May 14, 2007, the company purchased an additional 45% of the share capital of H2B Photonic GmbH, Garbsen (Germany) through its wholly owned subsidiary Carl Baasel Lasertechnik GmbH. The Company currently holds 85% of the share capital of H2B Photonic GmbH. This purchase resulted in goodwill of approximately $0.2 million.

Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, UK, through its wholly owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd. This purchase resulted in goodwill of approximately $0.7 million.

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include fiber-coupled diode laser systems, continuous-wave and ultra short pulse mode-locked fiber laser systems, and components such as diode lasers for a wide range of material processing applications. The terms of the purchase include payment of deferred purchase price based on Corelase Oy achieving certain financial targets. This purchase resulted in goodwill of approximately $6.9 million.

Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly owned subsidiary Rofin-Sinar Laser GmbH. m2k-laser GmbH develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. Additionally the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock. Accordingly, the Company's financial statements present m2k-laser GmbH as if it was 100% owned. This purchase resulted in goodwill of approximately $0.6 million.

Effective December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 81% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of approximately $0.2 million.

5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                  June 30,     September 30,
                                                    2007           2006
                                                ------------   ------------
Finished goods                                   $  17,622       $  16,510
Work in progress                                    31,957          30,160
Raw materials and supplies                          44,476          38,097
Demonstration inventory                             14,522          11,900
Service parts                                       22,179          20,298
                                                -----------     -----------
    Total inventories, net                       $ 130,756       $ 116,965
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $15,657 and $15,077 at June 30, 2007 and September 30, 2006, respectively.


6.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  June 30,     September 30,
                                                    2007           2006
                                                -----------     -----------
Employee compensation                            $  18,467       $  18,300
Warranty reserve                                    12,275          11,754
Customer deposits                                   12,585          12,349
Income taxes payable                                26,639          15,475
Other                                               15,541          13,687
                                                -----------     -----------
Total accrued liabilities                        $  85,507       $  71,565
                                                ===========     ===========

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2007 are as follows:
                                              North
                                Germany      America     Other      Total
                               ----------  ----------  ----------  ----------
Balance as of
   September 30, 2006           $ 40,371    $  9,880    $ 14,365    $ 64,616
Additional goodwill from
   acquisitions                      758          --       7,853       8,611
Currency exchange difference       2,418         185         912       3,515
                               ----------  ----------  ----------  ----------
Balance as of
   June 30, 2007                $ 43,547    $ 10,065    $ 23,130    $ 76,742
                               ==========  ==========  ==========  ==========

The carrying values of other intangible assets are as follows:

                                   June 30, 2007         September 30, 2006
                               ----------------------  ----------------------
                                 Gross                   Gross
                                Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  8,065    $  3,419    $  7,580    $  2,826
  Customer base                   14,348      11,609      13,856       9,321
  Other                           11,128       6,483       4,360       3,428
                               ----------  ----------  ----------  ----------
  Total                         $ 33,541    $ 21,511    $ 25,796    $ 15,575
                               ==========  ==========  ==========  ==========

Amortization expense for the nine-month periods ended June 30, 2007 and 2006 was $3.0 million and $2.6 million, respectively. At June 30, 2007, estimated amortization expense for the remainder of fiscal 2007 and the next five fiscal years based on the average exchange rates as of June 30, 2007, is as follows:

  2007 (remainder)                       $  0.9 million
  2008                                      3.5 million
  2009                                      3.2 million
  2010                                      1.0 million
  2011                                      0.9 million
  2012                                      0.7 million


8.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions. The change in warranty reserves for the nine-month periods ended June 30, 2007 and 2006 are as follows:

                                                    2007           2006
                                                ------------   ------------
Balance at September 30,                         $  11,754       $  10,836
Additional accruals for warranties
        during the period                            2,128           3,369
Usage during the period                           (  2,277)       (  2,413)
Currency translation                                   670             539
                                                -----------     -----------
Balance at June 30,                              $  12,275       $  12,332
                                                ===========     ===========

9.  Stock Incentive Plans

Under the Company's 2007 Incentive Stock Plan, incentive and non-qualified stock options, restricted stock, stock units and stock appreciation rights may be granted to directors, officers and other key employees. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2006 or the first three quarters of fiscal 2007. Non-qualified stock options were granted to officers and other key employees in fiscal year 2006 and in the second quarter of fiscal year 2007. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

For the current quarter, in compliance with SFAS No. 123(R), the Company recorded expense of $1.3 million for the portion of stock-based compensation arrangements which vested during the period.

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

The balance of outstanding stock options and all options activity at and for the six-month period ended June 30, 2007 is as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ----------
Balance at
    September 30, 2006    1,317,700    $ 29 3/4      7.41       $  40.9
  Granted                   300,000      57
  Exercised              (  171,142)     20 2/7
  Cancelled                      --          --
  Forfeited              (   15,600)     34
                         -----------  -----------  ----------- ----------
Balance at
    June 30, 2007         1,430,958    $ 29 3/4       7.45      $  46.4
Exercisable at
    June 30, 2007           532,558    $ 22 5/9       5.85      $  24.7

As of June 30, 2007 there was $18.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.8 years.

During the three-month and nine-month periods ended June 30, 2007 and 2006, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised             $  4.5     $  2.5       $  7.7      $  7.5

Cash received from stock option exercises for the three-month and nine-month periods ended June 30, 2007 was $2.1 million and $3.5 million, respectively.


10. Net Income Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of common shares outstanding for each period is as follows:

                                 Three Months Ended       Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             15,522,529  15,331,829  15,461,434  15,257,238
Potential additional shares
  due to outstanding dilutive
  stock options                   414,787     380,198     391,025     368,120
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      15,937,316  15,712,027  15,852,459  15,625,358
                               ==========  ==========  ==========  ==========


11.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month and nine-month periods ended June 30, 2007 and 2006:


                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
Service cost                    $   187     $    179    $    554    $   526
Interest cost                       201          181         595        532
Expected return on plan assets   (   81)    (     74)    (   243)   (   223)
Amortization of prior
   service costs                     --            6          --         19
Amortization of net loss              7           25          19         74
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   314          317    $    925    $   928
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

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:

                                                June 30,     September 30,
                                                   2007          2006
                                               ----------     ----------
      ASSETS
           North America                       $ 241,958      $ 233,379
           Germany                               369,273        309,324
           Other                                 185,171        157,499
           Intercompany eliminations           ( 208,427)     ( 198,681)
                                               ----------     ----------
                                               $ 587,975      $ 501,521
                                               ==========     ==========



      NET SALES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      North America            $  26,084   $  34,147   $  85,713   $  98,087
      Germany                     99,680      81,998     278,992     226,868
      Other                       40,972      34,448     117,759      97,408
      Intercompany eliminations ( 45,358)   ( 40,945)   (133,279)   (117,563)
                              ----------  ----------   ----------  ----------
                               $ 121,378   $ 109,648   $ 349,185   $ 304,800
                               ==========  ==========  ==========  ==========



      INTERCOMPANY SALES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      North America            $   1,154   $     792    $   3,697  $   2,642
      Germany                     35,235      32,276      105,681     92,184
      Other                        8,969       7,877       23,901     22,737
      Intercompany eliminations ( 45,358)   ( 40,945)    (133,279)  (117,563)
                              ----------  ----------   ----------  ----------
                               $      --   $      --    $      --   $      --
                               ==========  ==========  ==========  ==========

      EXTERNAL SALES
                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      North America            $  24,930   $  33,355    $  82,015   $  95,445
      Germany                     64,445      49,722      173,311     134,684
      Other                       32,003      26,571       93,859      74,671
                               ----------  ----------  ----------  ----------
                               $ 121,378   $ 109,648    $ 349,185   $ 304,800
                               ==========  ==========  ==========  ==========



      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      North America            $     811   $   3,758    $   2,713  $  11,293
      Germany                     19,041      14,280       51,636     39,111
      Other                        3,945       3,309       11,082      8,384
      Intercompany eliminations (    872)   (    952)   (   2,781)  (  2,148)
                               ----------  ----------  ----------  ----------
                               $  22,925   $  20,395    $  62,650  $  56,640
                               ==========  ==========  ==========  ==========


13.  Enterprise Wide Information

The Company derives revenues from the sale and servicing of laser products used for macro applications and from the sale and servicing of laser products for marking and micro applications. Product sales are summarized below:


                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2007       2006        2007        2006
                               ----------  ----------  ----------  ----------
      Macro applications       $  63,911   $  53,176    $ 178,432  $ 148,155
      Marking and micro
           applications           57,467      56,472      170,753    156,645
                               ----------  ----------  ----------  ----------
                               $ 121,378   $ 109,648    $ 349,185  $ 304,800
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

Effective May 14, 2007, the company purchased an additional 45% of the share capital of H2B Photonic GmbH, Garbsen (Germany) through its wholly owned subsidiary Carl Baasel Lasertechnik GmbH. The Company currently holds 85% of the share capital of H2B Photonic GmbH.

Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, UK, through its wholly owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd.

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

At June 30, 2007, Rofin-Sinar had 1,574 employees compared to 1,456 employees at June 30, 2006.

During the third quarter of fiscal years 2007 and 2006, respectively, we realized approximately 53% and 49% of revenues from the sale and servicing of laser products used for macro applications and approximately 47% and 51% from the sale and servicing of laser products for marking and micro applications.

Management believes that its global presence will support the Company's future business, both from the Asian market and the robust economy in Europe, which should compensate for the softer North American markets. Management also believes that the Company's record backlog and the continued high demand for its macro laser products from the machine tool industry as well as its broad product portfolios for micro and marking applications will support the business in the upcoming quarters.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.
                                     Three Months            Nine Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2007       2006         2007        2006
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  57%         57%         58%         57%
Gross profit                        43%         43%         42%         43%
Selling, general and
  administrative expenses           18%         18%         18%         18%
Research and development expenses    6%          6%          6%          6%
Intangibles amortization             1%          1%          1%          1%
Income from operations              17%         18%         17%         18%
Income before income taxes
  and minority interest             19%         19%         18%         19%
Net income                          12%         12%         11%         12%


Net Sales - Net sales of $121.4 million and $349.2 million represent increases of $11.7 million, or 11%, and $44.4 million, or 15%, for the three month and nine month periods ended June 30, 2007, as compared to the corresponding periods in fiscal 2006. The increase for the three months ended June 30, 2007 resulted from a net sales increase of $20.2 million, or 26%, in Europe/Asia, partly offset by a decrease of $8.5 million, or 25%, in North America, compared to the corresponding period in fiscal 2006. The increase for the nine months ended June 30, 2007, compared to the corresponding period in fiscal 2006, resulted from a net sales increase of $57.8 million, or 28%, in Europe/Asia, partly offset by a decrease of $13.4 million, or 14%, in North America. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $5.9 million and $19.4 million for the three-month and nine-month periods ended June 30, 2007. Net sales of laser products for macro applications increased by $10.7 million, or 20%, to $63.9 million and by $30.2 million (20%) to $178.4 million for the three-month and nine-month periods ended June 30, 2007 as compared to the corresponding periods of fiscal 2006, respectively. The increase can be mainly attributed to the higher demand for lasers for macro applications in the machine tool industry and the increase in our component business. Net sales of lasers for marking and micro applications increased by $1.1 million, or 2%, to $57.5 million for the three months ended June 30, 2007 and by $14.2 million, or 9%, to $170.8 million for the nine months ended June 30, 2007 as compared to the corresponding periods in fiscal 2006. The increase can be mainly attributed to the higher demand for our lasers for micro and marking applications principally in the consumer electronics, solar cells and medical instruments industries.

Gross Profit - Our gross profit of $51.7 million and $146.8 million for the three-month and the nine-month periods ended June 30, 2007 represents increases of $4.9 million (10%) and $15.6 million (12%) from the corresponding periods of fiscal year 2006. As a percentage of sales, gross profit remained at 43% for the three-month periods ended June 30, 2007, and June 30,2006, and decreased from 43% to 42% for the nine-month period ended June 30, 2007, as compared to the corresponding period in fiscal year 2006. The increase in our gross margins, during the three month period ended June 30, 2007, was primarily the result of a more favorable product mix including laser systems with higher output power, productivity increase in the manufacturing of high power CO2 lasers and higher revenues in our component business and service and spare parts. The lower gross margins in the nine-month period of fiscal 2007, compared to the same period of fiscal year 2006, is mainly attributable to a changed product mix with less revenues to the semiconductor industry and higher sales related to macro applications. Gross profit was favorably affected by $2.1 million and $6.6 million for the three-month and nine-month periods ended June 30, 2007, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $22.1 million and $64.4 million for the three-month and nine-month periods ended June 30, 2007 represent increases of $1.8 million (9%) and $8.2 million (15%) from the corresponding periods of fiscal 2006. The increase in SG&A expenses is mainly a result of higher commissions related to the record level of revenues, an increased sales force, higher exhibition costs related to the Laser Show which occurred in June 2007 and additional SG&A expenses from the recently acquired subsidiaries. SG&A also included stock-based compensation expenses of $1.3 million and $4.0 million during the three-month and nine-month periods ended June 30, 2007 compared to $1.0 million and $2.3 million for the same period in fiscal 2006. The increase in the stock-based compensation expenses during the nine-month period primarily resulted from the decision of the Compensation Committee of the Board of Directors to immediately vest certain stock options upon retirement of a long term employee. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.9 million and $3.2 million for the three-month and nine-month periods ended June 30, 2007, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $7.4 million and $20.6 million on research and development ("R&D") during the three-month and nine-month periods ended June 30, 2007. This represents an increase of 20% and 16% for the three-month and nine-month periods ended June 30, 2007, compared to the corresponding periods of the prior year. Gross research and development expenses for the three-month periods ended June 30, 2007 and 2006 were $8.1 million and $6.4 million, respectively, and were reduced by $0.7 million and $0.2 million of government grants during each respective period. Gross research and development expenses for the nine-month periods ended June 30, 2007 and 2006 were $22.2 million and $18.6 million, respectively, and were reduced by $1.6 million and $0.8 million of government grants during each respective period. The increase in R&D expenses is primarily due to our increased R&D activities related to fiber laser technology, and additional expenses from the recent acquisitions. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.4 million and $1.4 million for the three-month and nine-month periods ended June 30, 2007, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month and nine-month periods ended June 30, 2007 amounted to $1.1 million and $3.0 million, respectively. This represents an increase of $0.2 million for the three-month period and of $0.4 million for the nine-month period when compared to the same periods of fiscal year 2006, mainly due to the recent acquisitions.

Other Income - Net other income of $1.8 million for the three-month period ended June 30, 2007 represents an increase of $0.9 million compared to net other income of $0.9 million in the corresponding period of the prior year. Net other income of $3.8 million for the nine-month period ended June 30, 2007 represents an increase of $1.8 million compared to the corresponding period of the prior year. Net interest income, within this category, includes $1.8 million of interest income offset by $0.5 million of interest expense for the three months ended June 30, 2007 and $4.8 million of interest income offset by $1.2 million of interest expense for the nine-months ended
June 30, 2007.   The increase in net other income in the three-month and
nine-month periods ended June 30, 2007 is primarily attributable to higher interest income of $0.7 million and $2.0 million, respectively, and slightly higher other income in both periods partially offset by higher exchange losses of $0.3 million for the nine-month period ended June 30, 2007.

Income Tax Expense - Income tax expense of $8.3 million and $23.1 million for the three-month and nine-month periods ended June 30, 2007 represents an effective tax rate of 36% and 37% for the three-month and nine month periods ended June 30, 2007, compared to 35% and 36% for the corresponding periods of the prior year. The higher effective income tax rate is mainly due to high permanent differences related to the stock-based compensation expenses and taxable profit generation at all subsidiaries which includes the usage of the existing net operating losses. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.5 million and $1.6 million for the three-month and nine-month periods ended June 30, 2007 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $14.3 million and $38.9 million for the three-month and nine-month periods ended June 30, 2007, which represents increases of $1.4 million and $2.9 million from the corresponding periods in fiscal 2006. For the three-month period ended June 30, 2007, basic and diluted net income per common share equaled $0.92 and $0.90, respectively, based upon a weighted average of 15.5 million and 15.9 million common shares outstanding, as compared to basic and diluted net income per common share of $0.84 and $0.82, respectively, for the three-month period ended June 30, 2006, based upon a weighted average of 15.3 million and 15.7 million common shares outstanding. The first nine months of fiscal 2007 were impacted by stock-based compensation expenses net of income tax of $3.8 million compared to $2.1 million in the first nine months of fiscal year 2006.



Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2007 were cash and cash equivalents of $100.0 million, short-term investments of $112.7 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $94.0 million (translated at the applicable exchange rate at June 30, 2007). As of June 30, 2007, $7.8 million (of which $2.4 million is due in the short term) was outstanding under the Deutsche Bank facility and $32.9 million (of which $12.9 million is due in the short term) under other lines of credit. Approximately $78.2 million was unused and available under the Company's bank facility and lines of credit at June 30, 2007. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At June 30, 2007, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $24.6 million during the nine months ended June 30, 2007. Approximately $51.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by an increase in accounts receivables and an increase in inventory, partially offset by an increase in income taxes payable.

Uses of cash from investing activities totaled $28.4 million for the nine-month period ended June 30, 2007 and related primarily to the net purchase of short-term investments in the amount of $18.4 million, our investments in new subsidiaries of $5.4 million, and various additions to property and equipment in the amount of $4.9 million.

Net cash used in financing activities totaled $2.1 million and was primarily related to current period net repayments of bank debt of $5.8 million, offset by $3.5 million generated through issuance of new shares from the exercise of stock options.

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


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 79% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Chinese yuan renminbi, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $29.7 million at June 30, 2007 as compared to $16.6 million at June 30, 2006.

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

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2007, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           June 30, 2007       June 30, 2007
----------------     --------------    -----------------   -----------------
Peter Wirth              6,300             290,000             192,000
Gunther Braun               --             265,000             121,000
Carl F. Baasel          37,000              43,000              20,000
William R. Hoover (2)   42,000                  --                  --
Ralph E. Reins (1)       6,000                  --                  --
Gary K. Willis (1)      21,500                  --                  --
Daniel Smoke (1)         7,950                  --                  --
Stephan Fantone (1)      4,500                  --                  --

(1) Outside, non-executive directors
(2) Former outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2007, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of June 30, 2007, the Company maintained cash equivalents and short-term investments of $139.3 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.5 million.

At June 30, 2007, the Company had $27.1 million of variable rate debt on which the interest rate is reset every six months, $1.8 million of variable rate debt on which the interest rate is set annually and $11.9 million of fixed rate debt. Maturities of this debt are as follows: $9.7 million is due in 2007, $20.6 million is due in 2008, $3.6 million is due in 2009, $0.6 million is due in 2010, $1.1 million is due in 2011, $1.6 million is due in 2012, $0.5 million is due in 2014, $2.4 million is due in 2015, and $0.6 million is due in 2016. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by approximately $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amount of Euro 13.0 million (equivalent to $17.5 million based on the exchange rate at June 30, 2007) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2007, the Company held Japanese yen forward exchange options with notional amount of Euro 0.9 million and with notional amount of $0.3 million and Great Britain pound forward Exchange options with notional amount of $0.6 million. The gain or loss resulting from a 10% change in currency exchange rates would be approximately $0.2 million.


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   August 9, 2007            /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer