Form 10-K
period 2007-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2007-11-29
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 000-21377

ROFIN-SINAR TECHNOLOGIES INC.
(Exact name of Registrant as specified in its charter)

Delaware	38-3306461
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40984 Concept Drive, Plymouth, MI	48170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 455-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per Share	The NASDAQ Global Select Market
Rights Associated with Common Stock, par value
$0.01 per Share

Securities registered pursuant to Section 12(g) of the Act:   NONE

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

Large accelerated filer  ☒           Accelerated filer   ☐           Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐      No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the common stock on March 30, 2007 (the last business day of the most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market was approximately $909,208,971. For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

15,457,400 shares of the Registrant’s common stock, par value $.01 per share, were outstanding as of November 26, 2007.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders to be held in March 2008 are incorporated by reference herein at Part III, Items 10-14.

ROFIN-SINAR TECHNOLOGIES INC.

TABLE OF CONTENTS

		Page
PART I
ITEM 1.	BUSINESS	4

ITEM 1A.	RISK FACTORS	21

ITEM 1B.	UNRESOLVED STAFF COMMENTS	25

ITEM 2.	PROPERTIES	26

ITEM 3.	LEGAL PROCEEDINGS	27

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

PART II

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED
	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
	SECURITIES	27

ITEM 6.	SELECTED FINANCIAL DATA	29

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	30

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	RISK	37

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
	DATA	38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	38

ITEM 9A.	CONTROLS AND PROCEDURES	38

ITEM 9B.	OTHER INFORMATION	40

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE
	GOVERNANCE	40

ITEM 11.	EXECUTIVE COMPENSATION	40

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	41

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
	DIRECTOR INDEPENDENCE	41

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	42

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	43

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

ITEM 1.      BUSINESS

COMPANY OVERVIEW AND HISTORY

Rofin-Sinar Technologies Inc. was incorporated in 1996 under the laws of the State of Delaware and is a NASDAQ listed Company. We are a leader in the design, development, engineering, manufacturing and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. In this report, the terms “Company”, “Rofin”, “RSTI”, “we”, “us”, and “our” mean Rofin-Sinar Technologies Inc, and all entities included in our consolidated financial statements

Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer’s production process. As a technological leader in CO2, solid-state lasers and diode lasers, the Company is able to meet a broad range of its customers’ material processing requirements.

Based on the Optoelectronics Report, projected 2007 industry data for laser products used for macro (cutting and welding) applications and marking and micro (fine cutting, fine welding, and perforating) applications combined, the Company believes it has a worldwide market share (based on sales volume) of approximately 22% and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 43,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2007, 2006, and 2005, approximately 43%, 41%, and 43%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 9%, 8%, and 7% respectively, related to sales of components, and approximately 48%, 51%, and 50%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and the semiconductor and electronics industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2007, 2006, and 2005, 23%, 30%, and 29%, respectively, of the Company’s sales were in North America, 55%, 48%, and 54%, respectively, were in Europe and 22%, 22%, and 17%, respectively, were in Asia. See Note 13, “Geographic Information”, to the consolidated financial statements for further information.

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges. Effective May 14, 2007, the Company purchased an additional 45% of H2B Photonics GmbH through its wholly-owned subsidiary Carl Baasel Lasertechnik GmbH & Co.KG. The Company currently holds 85% of the share capital of H2B Photonics GmbH. This purchase resulted in goodwill of $0.1 million.

On December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 81% of the share capital of Rofin-Sinar U.K. Ltd.. This purchase resulted in goodwill of $0.2 million.

Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly-owned subsidiary Rofin-Sinar Laser GmbH. m2k-laser GmbH develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. The same components can also be used for pumping solid state lasers, which are used for material processing. Additionally the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock. Accordingly, the Company’s financial statements present m2k-laser GmbH as if it was 100%-owned. This purchase resulted in goodwill of approximately $0.6 million.

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

Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, (UK), through its wholly-owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd. This purchase resulted in goodwill of approximately $0.7 million.

The Board of Directors approved a 2-for-1 stock split and a stock buyback plan. The stock split will be in the form of a dividend of one share of Common Stock on each outstanding share and the distribution date will be December 5, 2007, for shareholders of record as of November 22, 2007. The buyback program authorizes the repurchase of up to $120 million of the Company’s Common Stock, or approximately 10% of the shares of

Common Stock currently outstanding based on current market prices. The share buyback program is authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, including the quantity, timing and price thereof.

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

The Company believes that the major sources of its future growth will be the following:

  Developing New Laser Products through Technological Innovation: Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company’s strategy. The Company is currently focusing its research and development activity on expanding the output power range of its CO2 , diffusion cooled, wave-guide Slab lasers and enhancing the performance of its line of high power, fast-flow CO2 lasers. The Company is also expanding its series of end and side pumped, solid-state lasers for marking and micro applications. In addition, the Company is actively engaged in the research and development of its high- power fiber laser to further expand its solid-state laser range for macro applications.

  Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on its traditional target markets (the machine tool, automotive, semiconductor and electronics industries) as well as those markets it has entered more recently (the medical device and photovoltaic industries). The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors.. To exploit its opportunities by developing new applications for existing laser technologies, the Company is further exploring the potential for use of high-power CO2 lasers in car body assembly by using its Remote Welding System in response to the interest shown by sub suppliers to car manufacturers in reducing their reliance on spot-welding guns. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding and micro soldering for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. In the photovoltaic industry the Company intends to further exploit structuring applications for its macro and micro laser products.

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

  Offering Customized Solutions based on Standard Platforms: While the Company offers a wide range of laser applications and develops customized solutions for its customers, these applications and solutions are built on a focused number of product families comprised of standardized laser sources. For example, for its OEM-customers in the machine tool industry, the Company provides customized power supply packaging services. For its marking customers, the Company combines its standard laser marker with customized parts handling and software. For its micro applications customers, the Company delivers its standard laser sources in different customized packages. The Company believes that this product strategy has contributed to increases in product sales and intends to continue offering focused customization services and pursuing its initiatives to standardize its core products so as to lower its production costs and continue to improve its profitability.

  Acquiring Complementary Business Operations or Products: Since 1997 the Company has successfully completed and integrated eleven acquisitions, including its acquisitions of Dilas (1997), assets of Palomar Technologies UK Ltd. (1998), Rasant-Alcotec Beschichtungstechnik GmbH (1999), Baasel Lasertech (2000), Z-Laser S.A. (2001), Optoskand AB (2004), PRC Laser Corporation and Lee Laser, Inc. (2004), H2B Photonics GmbH (2006 and 2007), ES Technologies Ltd. (2007), Corelase Oy (2007) and m2k-laser GmbH (2007). Management believes that, collectively, these acquisitions have advanced the Company’s worldwide expansion, consolidated the Company’s position in the industrial laser material processing market and contributed to the Company’s financial performance during the last several years. The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings or provide access to new geographical markets.

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

Solid-state lasers use flash lamps or laser diodes as source of excitation and are referred to as “flash-lamp- pumped” or “diode-pumped” lasers. The lasing medium is a solid-state crystal, generally in the form of a rod or a disc. Widely used crystal rod material is either Neodymium Yttrium Aluminium Garnet (Nd:YAG) or Neodymium Vanadate (Nd:YVO4). The rod is positioned in a cavity, which is either a gold or ceramic reflector, and pumped using flash lamps or laser diodes from the side, or alternatively the rod is pumped from its ends with laser diodes. Typical output powers vary from 3 to 1,000 watts from a single rod and output powers up to 8,000 watts can be achieved by combining several cavities within a resonator. In the “disc design” the lasing medium is a thin crystal (typically Ytterbium:YAG) disc, which is excited by laser diodes in an optical multipass configuration. By using multiple thin disc laser heads within one resonator, several kilowatts of power can be generated. Fiber lasers use semiconductor diodes as the light source to pump specialty optical fibers, which are infused with rare earth ions. These fibers are called active fibers and are comparable in diameter to a human hair. The laser emission is created within optical fibers and delivered through a flexible cable.

Diode Lasers or laser diodes are based on special semiconductor structures on a Gallium Arsenide (GaAs) die to generate laser light. A typical 10 mm long laser diode bar contains approximately 25 single laser emitters. When mounted on a specially designed, highly-efficient heat sink, a laser diode bar is able to produce up to 100 watts of laser output power. A single high-power laser diode module consists of: (1) a semiconductor laser diode wafer bar; (2) a high efficient heat sink , on which the laser bar is mounted; and optional (3) a micro-lens system, which is mounted in front of the laser bar to collimate or focus the light. Optical output power can be increased by combining the beamlets of several laser diode modules on top of each other. Through optical combination of such stacks, output powers in the kilowatt range can be achieved. Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment, soldering and plastic welding.

THE COMPANY’S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state and diode laser sources and solutions in a variety of configurations and options. As a technological leader in CO2 lasers, solid-state and diode lasers, the Company is able to meet a broad range of its customers’ cutting, welding, and marking requirements. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer’s production process. The Company’s engineers and other technical experts work directly with the customer in the Company’s applications centers to develop and customize the optimal solution for the customer’s manufacturing requirements.

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

  Cutting, welding, and surface treatment (macro applications);

  marking; and

  fine cutting, fine welding, and micro structuring (micro applications).

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

The following table sets forth the Company’s net sales of laser products used for macro applications and of laser products used for marking and micro applications in fiscal 2007, 2006, and 2005:

	September 30,
Product Category*	2007	2006	2005
		(in thousands)

Laser macro products	$205,772	$172,959	$161,536
Laser marking and micro products	231,920	213,632	185,950
Components	41,983	34,299	27,705

	$479,675	$420,890	$375,191

*	For each laser product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

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

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Laser macro products	Machine tool	Cutting and welding of metals

	Automotive	Cutting and welding of metals

Laser marking products	Semiconductor and electronics	Marking of integrated circuits,
electronic components, smart cards

	Automotive	Marking of labels and car
components

Laser micro products	Medical devices, semiconductor and	Spot welding, fine cutting, micro
	electronics, photovoltaic, dental and	structuring
jewelry,

	Packaging and paper industry	Perforating of cigarette tip paper and
plastic foils

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

  further developing the Remote Welding, Tube Welding, Profile Welding, and Scanner Welding System concepts;

  continuing ongoing research and product engineering for its solid-state laser series, including the high- power fiber laser, to further penetrate the market and to further increase the output power for specific applications.

The Company’s family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

		MODE OF	PRINCIPAL
LASER SERIES	POWER RANGE	EXCITATION	MARKETS	APPLICATIONS
DC Slab Series	1.0 kW - 8.0 kW	High Frequency	Machine tool	Cutting and welding
Automotive
SC Series	100 W - 600 W	High Frequency	Machine tool	Cutting and
			Automotive	structuring
Packaging
XL Series	1.0 kW - 1.5 kW	Direct Current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct Current	Machine tool	Cutting and welding
FH Series	6.0 kW - 8.0 kW	Direct Current	Machine tool	Cutting and welding
HF Series	4.0 kW – 8.0 kW	High Frequency	Automotive	Welding

The Company believes that it is the only laser manufacturer of diffusion cooled, Slab-based lasers in the high-power range. In the DC Slab Series laser design, a radio-frequency excited gas discharge occurs between two water-cooled electrodes that have a large surface area that permits maximum heat dissipation. The core diffusion cooled, wave-guide technology is protected by three patents, two of them expire in 2008 and one expires in 2010, and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

The Company’s XL, STS, and FH Series fast-axial flow CO2 lasers are used for both cutting and welding applications and are marketed under the PRC brand. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. XL, STS, and FH Series products are used primarily by the machine tool industry.

The Company’s SC Series diffusion cooled, wave-guide CO2 lasers are developed and produced by Rofin-Sinar UK Ltd.. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. These lasers are used mainly for cutting and structuring applications. Principal markets are the machine tool, automotive and packaging industries.

The Company’s HF Series lasers combine proven cross-flow design principles with modern high-frequency discharge excitation technology. The Company ships this product predominantly to customers in the automotive industry, and their sub-suppliers, in the United States where it has been used in a significant number of welding applications, including transmissions, tailored blanks, steel tubes and many other car parts and components.

The Company’s family of solid-state laser products for macro applications, and their principal markets, are discussed below.

		MODE OF	PRINCIPAL
LASER SERIES	POWER RANGE	EXCITATION	MARKETS	APPLICATIONS
DP Series	1.0 kW - 4.0 kW	Laser diodes	Automotive	Cutting and welding
DS Series	1.0 kW - 3.0 kW	Laser diodes	Automotive	Cutting and welding
LY Products	1.0 kW	Flash lamp	Automotive	Cutting and welding
DQ Series	350 W – 850 W	Laser diodes	Automotive,	Surface treatment
Consumer
electronics

Rofin’s DP/DS/LY Series of continuous wave, solid-state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well-suited for integration into complex production systems for cutting and welding applications. The key competitive advantages of the DP/DS Series lasers are the fact that they are diode-pumped and that they are designed to allow multiple power output configurations. These configurations include continuous wave, pulsed and power ramping modes, which allow Rofin to address a wide range of customer applications. In addition, several features of the DP/DS Series laser are designed for easy maintenance, such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows communication with a remote service center. The diode pumping technology is characterized by high beam quality and high efficiency. These lasers are used principally in the automotive industry. The LY product is a flash lamp pumped, solid-state laser mainly targeting low price markets. The Company’s DQ Series of Q switched, solid-state lasers are designed for applications such as removal, cleaning, and insulation of various materials in the automotive and consumer electronics markets. To meet the different demands of the industry the DQ Series lasers offer a couple of set up options which differ in power, pulse energy, and number of laser sources per unit.

The Company’s family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

		MODE OF	PRINCIPAL
LASER SERIES	POWER RANGE	EXCITATION	MARKETS	APPLICATIONS
Diode Lasers	10 W - 3.6 kW	Direct current	Electronics	Soldering
			Machine tool	Surface treatment
			Medical device	Plastic welding
			Automotive	Plastic welding

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

LASER MARKING PRODUCTS

The company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General Inc. and designed and introduced the “PowerLine” laser marker. Since then the Company has developed a broad line of market leading laser markers that deliver optimal results in terms of quality and speed on a wide range of materials. Based on its vast experience, Rofin offers standardized and customized laser marking systems in different power ranges and wavelengths for use in various industrial segments. Strength and experience in research and development, application and software ensure innovative, tailored solutions which meet most exigent customer demands. The Company’s laser marking products incorporate high value-added software –VisualLaser Marker and LaserCAD - to facilitate use in the customer’s own environment.

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

  the Company’s proprietary software – VisualLaserMarker and LaserCAD - which provides an interface between the laser marking products and the customer’s computers and supports a broad range of network communication software; and

  the Company’s focus on innovation, which is reflected in cutting-edge products that satisfy standard as well as complex market requirements.

The Company’s business strategy for its laser marking business is four-fold:

  to expand its position in worldwide laser marking markets with particular focus on the automotive, semiconductor and electronics industries;

  to offer a balanced product portfolio covering different technologies that addresses high-end and general application markets;

  to practice application development with existing and new products; and

  to capitalize on its installed base of lasers by cross-selling the Company’s products to the existing customers.

The Company’s family of laser marking products is as follows:

		MODE OF	PRINCIPAL
LASER SERIES	POWER RANGE	EXCITATION	MARKETS	APPLICATIONS
PowerLine	2 W – 120 W	Laser diodes, Flash	Semiconductor,	Integrated circuit
StarMark Series		lamps or CO2	electronics,	marking, marking of
			general marking	metals plastics and
			applications	organic materials,
Day and Night
design
MultiScan	100W	High Frequency	Packaging	Consumer goods
VectorScan				marking
LabelMarker E	Stand-alone laser based system		Automotive	Label marking
LabelMarker Compact			Non-automotive	Label marking

EasyMark II	Laser workstation		General marking	Metal and plastics
			applications, medical	marking
components, tool
industry
CombiLine Series	Laser workstation for integration of a wide		General marking	Metal and plastics
	range of Rofin laser markers		applications	marking

PowerLine/StarMark Series – The Company’s standard PowerLine and StarMark laser marking products consist of a range of lasers with output power from 2 watts to 120 watts with a galvo-head, a personal computer with state-of-the-art processor and Rofin’s proprietary VisualLaserMarker and LaserCAD software. The modular design of the PowerLine and StarMark markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM-customers may order the laser head and 19” modules, for easy integration into the system specified by the end-user). The PowerLine and StarMark solid-state lasers incorporate either diode modules or a dual or single lamp ceramic cavity design using “long-life” lamps both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions ensure further increase in efficiency in addition to a compact size. The Company’s proprietary VisualLaserMarker and LaserCAD software provide customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. If requested, PowerLine marking products can also be equipped with low-power fiber lasers. Special options and accessories include a double marking head allowing speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application - among a wide variety of possible applications - is the marking of plastics and smart cards in the semiconductor and electronics industries.

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

LabelMarker Compact – This all-in-one desktop label marker combines performance and flexibility on virtually any conventional label material. The user interface with an integrated, comfortable touch panel provides for routine operation and the selection of pre-defined marking layouts. The LabelMarker Compact operates with efficient and low-maintenance thermoelectric cooling. It requires no external water supply and can be connected to any power outlet from 110 V to 240 V. A network interface is available for integration into production control networks.

EasyMark II – The EasyMark II is a class 1 transportable desktop device. The 100 V – 240 V connection and an integrated cooling based on thermo-electrical technology guarantee quick and easy initial operation. The EasyMark offers a program-controlled z axis and a rotary axis which can optionally be integrated. An aluminum T-slot plate facilitates mounting of customer-specific work piece carriers. Processing of work pieces of different size and shape is thus possible.

CombiLine Flexible / CombiLine Advanced – These compact laser workstations have been designed for small and medium-size batches. They integrate a wide range of Rofin laser markers depending on the customer’s specific application. Supply units are incorporated in the housing to provide efficient use of the floor space. Different versions either with rotary or work table with various axes enable exact adaptation to the required tasks.

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

The Company’s business strategy for its micro applications business is to:

  further increase its share of the manual spot welding market in the jewelry and dental industries and develop customers in other industries, such as consumer electronic industry that use a similar product and technology for industrial applications;

  focus on manufacturers of medical instruments and implants within the medical device industry using mainly the applications cutting and welding;

  increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods; and

  develop new markets for glass cutting and solar-cell structuring applications.

The Company’s family of laser products for micro applications is as follows:

		MODE OF	PRINCIPAL
LASER SERIES	POWER RANGE	EXCITATION	MARKETS	APPLICATIONS
StarWeld Series	40 W - 500 W	Flash Lamp	Jewelry,	Spot and seam
			Medical Device	welding
Electronics
StarPulse	40W + 90 W	Flash Lamp	Medical Device	Spot and seam
			Electronics	welding
StarFiber	100 W– 200 W	Diode	Electronics	Fine cutting/Fine
			Medical device	welding
X-Lase	1W – 24 W	Diode	Semiconductor,	Micro structuring
Electronics, Solar
cell
DS Disc Series	60 W – 750 W	Diode	Electronics	Cutting/Structuring
StarCut Series	12 W – 150 W	Flash Lamp/Diode	Medical	Fine cutting
PerfoLas Systems	n.a.	n.a.	Paper	Perforating
StarShape Systems	n.a.	n.a.	Packaging	Cutting/
Drilling/Structuring
Series 800	8 W – 1000 W	Flash Lamp	OEM	Micro/Marking
Series 600	8 W – 100 W	Flash Lamp	OEM	Micro/Marking
Series LDP	10 W - 200 W	Diode	OEM	Micro/Marking
Series LEP	4W – 6 W	Diode	OEM	Micro/Marking
Series LDPP	10 W – 50 W	Diode	OEM	Fine cutting

StarWeld Series – Rofin’s standard StarWeld laser products consist of pulsed solid-state lasers in the range of 40 watts to 500 watts. Although the StarWeld Series has a wide variety of possible applications, its main application is the fine welding of jewelry, electronics, and dental parts.

StarPulse Series – The StarPulse Series consists of pulsed Nd:YAG rod lasers with power ratings from 40 to 90 watts. StarPulse lasers provide high peak powers and high pulse-to-pulse stability and are designed for use in fine welding applications such as laser welding of highly reflective materials in the medical device and electronics industry.

StarFiber Series - The robust and compact fiber laser systems of the StarFiber Series achieve nominal powers of 100 or 200 watts. The lasers can be operated in either pulsed or continuous wave mode. The StarFiber Series is designed for a broad range of applications for fine welding and fine cutting, such as welding of electromechanic components or fine cutting, e.g. in the production of medical devices.

X-Lase – The X-Lase Series comprise of picosecond pulse mode-locked fiber laser systems with a maximal output power of 24 watts. Main markets are in the semiconductor, solar cell, electronics, and display industries. In these industries the X-Lase products can be used for thin film patterning, ablation and scribing applications.

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

The Series 600 and 800 are flash-lamp pumped, solid-state lasers sold to OEM-customers and system integrators for various micro and marking applications.

The Series LDP and LEP are diode pumped, solid-state lasers sold to OEM-customers and system integrators for various micro and marking applications.

The Series LDPP are diode pumped Nd:YAG lasers that are designed specifically to precision cut thin metals. Main market is the medical devices industry.

COMPONENT PRODUCTS

Power Supplies – The Company offers power supplies for pulsed and continuous wave solid-state lasers, CO2 lasers, diode lasers, as well as RF generators for acousto-optic Q-switches through its wholly-owned subsidiary PMB Elektronik GmbH.

Fiber and Optics Technology – Special fiber lasers or optical engines for primary use in fiber lasers are manufactured and marketed by the Company’s Finland-based subsidiary Corelase Oy.

Laser Diodes and Modules – High-power semiconductor components such as high power, high-brightness laser diodes and modules are marketed by the Company’s subsidiaries Dilas Diodenlaser GmbH, Dilas Diodelaser Inc., and m2k-laser GmbH.

Fibers and Fiber Optic Beam Deliveries - Fibers, fiber components, beam splitters or switches and beam combiners designed for use in industrial lasers or as beam delivery systems are manufactured and marketed by Optoskand AB, Sweden.

The Company’s high-technology components are either integrated by other laser manufacturers into their products or are used for the Company’s own product portfolio.

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications and marking and micro applications, Rofin operates application centers in eight countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has approximately 40 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries. Our three principal markets are the machine tool, automotive, and semiconductor and electronics industries. The following table sets forth the allocation of the Company’s total laser sales among our principal markets:

	Fiscal Years
Principal Market	2007	2006	2005	Primary Applications
Machine Tool	36%	31%	33%	Cutting and welding

Semiconductor and	23%	18%	12%	Marking of integrated
Electronics				circuits, electronic
				components and smart cards

Automotive & Sub-Supplier	8%	7%	9%	Cutting, welding and
				component marking
	67%	56%	54%

The remaining 33%, 44%, and 46%, of total laser sales in fiscal 2007, 2006, and 2005, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturers, flexible packaging, job shops, jewelry, universities and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 45 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin’s products into their own production systems. Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating Rofin’s products without any substantial involvement by Rofin. Lasers for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit and smartcard marking applications). Laser micro products are marketed and sold directly to end-users and to OEM-customers (mainly for jewelry and dental applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component. In these cases, Rofin’s application engineers work directly with the end-user to optimize the application’s performance and demonstrate the advantages of the Company’s products.

Rofin has approximately 125 direct sales engineers operating in 24 countries, approximately 40 of whom are dedicated to marketing lasers for macro applications and approximately 85 of whom are dedicated to marketing lasers for marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 24 independent representatives marketing the Company’s laser products in Australia, Argentina, Brazil, China, Denmark, Eastern Europe, France, Finland, India, Israel, Northern Africa, the Philippines, Russia, Singapore, South Africa, Scandinavia, Thailand, Turkey, and the United Kingdom. These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin’s products. All sales and delivery of product are conducted by the Company. Fifteen of the independent representative agreements are on an exclusive basis, with the other nine on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six months cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg (Germany), and of laser diode components, from Mainz (Germany) and Tucson, Arizona. Worldwide sales and marketing of laser marking products is directed from Rofin’s offices in Gunding-Munich (Germany) and, for laser micro products and power supplies, from Starnberg (Germany). Optical engines for fiber lasers for the worldwide market are sold and marketed from Tampere, (Finland) and fiber optics and beam delivery systems are sold and marketed from Gothenburg, Sweden. In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland, and the United Kingdom.

North American sales of Rofin’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan, facility and of its marking products are managed out of its Boxborough, Massachusetts, facility. The Company also maintains a sales office in Tempe, Arizona, to support the expansion of Rofin’s laser marking business in the North American market and a new sales and service office in Mississauga, (Canada) to support the Canadian market.

PRC Laser directs its worldwide sales and marketing of lasers for macro applications from its office in Landing, New Jersey, while Lee Laser directs its worldwide sales and marketing of laser for micro applications from its office in Orlando, Florida. Both companies sell their products independently under their own brands.

The Company maintains sales and service offices in Japan, Singapore, South Korea, Taiwan, and China, to cover the Asia/Pacific region. Over the next five years, the Company expects demand for industrial lasers to increase in the Asia/Pacific region. The Company believes that the geographic market with the greatest long-term potential over the next 10 to 15 years is China, principally due to the expansion of domestic automobile and semiconductor and electronic production in that country. The Company has a technology license agreement with the Nanjing Eastern Laser Corporation, or NELC, under which NELC manufactures CO2 laser sources for sale in the Chinese market.

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During each of fiscal 2007, 2006, and 2005, approximately 35% of the Company’s revenues were generated from sales of after-sales services, replacement parts and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers. This close relationship is maintained as customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. Rofin has 334 customer service personnel. The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser-operating techniques, and processing technology. Most of the Company’s OEM-customers also provide customer service and support to end-users.

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

Of Rofin’s 334 customer service personnel, approximately 200 employees operate in the field in 50 countries. Field service personnel are also involved in the installation of the Company’s systems.

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

In addition, the Company offers components such as OEM laser modules, optical engines, laser diodes, fiber optic delivery systems, and power supplies. These high-technology components are mainly integrated by other laser manufacturer into their product portfolio.

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

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2 and solid-state laser macro products at its Hamburg (Germany), Plymouth, Michigan, Landing, New Jersey, and Kingston upon Hull (UK) facilities. The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Oxford (UK), Singapore, and Boxborough, Massachusetts. Rofin’s micro application products are manufactured and tested in Starnberg (Germany), Tampere (Finland) and Orlando, Florida. The Company’s diode laser products are manufactured and tested at its Mainz (Germany), Freiburg (Germany) and Tucson, Arizona, facilities. The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany).

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

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, and Mainz facilities, are ISO 9001 certified. In addition, the following facilities are ISO 9002 certified: Pamplona (Spain), Milan (Italy), Paris (France), Willerby (UK), Gothenburg (Sweden) and Singapore.

RESEARCH AND DEVELOPMENT

During fiscal 2007, 2006, and 2005, Rofin’s net spending on research and development was $27.8 million, $24.0 million, and $22.6 million, respectively. The Company’s net spending on research and development reflects receipt of funding under German government and European Union grants totaling $2.3 million, $1.2 million, and $0.9 million, in fiscal 2007, 2006, and 2005, respectively. Rofin has approximately 218 employees engaged in product research and development.

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

The Company’s research and development activities are carried out in eleven centers in Hamburg, Gunding-Munich, Starnberg, Freiburg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Tampere (Finland), Plymouth, Michigan, Landing, New Jersey, and Orlando, Florida (all USA), and are centrally coordinated and managed. Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for “Technische Physik” of the German Space and Aerospace Research Center in Stuttgart, the Institute for “Strahlwerkzeuge” of the University of Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Edinburgh in the United Kingdom. These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

INTELLECTUAL PROPERTY

Rofin owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions.

While policies and procedures are in place to protect critical intellectual property rights, Rofin believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of Rofin’s personnel. The Company is also a worldwide licensee of two U.S. patents, one Japanese patent and their corresponding foreign counterparts, which expire in 2008 and 2010, respectively. These licenses are exclusive for industrial material processing applications of 500 watts and above for the diffusion cooled, waveguide technology used in the Company’s Slab Series CO2 lasers and non-exclusive for applications below 500 watts. In Rofin’s view, the technology protected by these three patents represents a significant step forward in industrial laser technology for material processing and is an important source of Rofin’s current revenues and future growth and profitability.

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe, and Japan. Rofin currently holds 162 separate patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2008 to 2026. In addition, 56 patent applications have been filed and are under review by the relevant patent authorities. Rofin requires its employees and certain of its customers, suppliers, representatives, agents and consultants to enter into confidentiality agreements to further safeguard Rofin’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $116.6 million, $84.9 million, and $76.3 million, as of September 30, 2007, 2006, and 2005, respectively. The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The increase in the Company’s order backlog from September 30, 2006 to September 30, 2007, was attributable to 24% higher orders for macro applications and 14% higher order entry for micro and marking applications. The fluctuation of the U.S. dollar in fiscal 2007 had a favorable effect of approximately $5.1 million on year-to-year order backlog. The increase in the Company’s order backlog from September 30, 2005 to September 30, 2006, was attributable to 14% higher orders for macro applications and 13% higher order entry for micro and marking applications. The fluctuation of the U.S. dollar in fiscal 2006 had an unfavorable effect of approximately $1.6 million on year-to-year order backlog.

An order is entered into backlog by Rofin when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range between 6-12 weeks from the date an order is placed. Although there is a risk that customers may cancel or delay delivery of their orders, orders for standard non-customized lasers can typically be allocated to other customers without significant additional costs. The Company also manages this risk by establishing the right to charge a cancellation fee that covers any material and developmental costs incurred prior to the order being cancelled. Enforcement of this right is dependent on many factors including, but not limited to, the customer’s requested length of delay, the number of other outstanding orders with the same customer, and the ability to quickly convert the canceled order to another sale.

The Company anticipates shipping the present backlog during fiscal 2008. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

At September 30, 2007, Rofin had 1,609 full-time employees, of which 900 were in Germany, 255 in the United States, 6 in Canada, 40 in France, 48 in Italy, 126 in the United Kingdom, 30 in Spain, 9 in the Netherlands, 43 in Sweden, 20 in Finland, 11 in Belgium, 30 in Singapore, 13 in Korea, 17 in Taiwan, 31 in China, and 30 in Japan, whereas at September 30, 2006, Rofin had 1,490 full-time employees, of which 840 were in Germany, 260 in the United States, 3 in Canada, 40 in France, 47 in Italy, 110 in the United Kingdom, 30 in Spain, 8 in the Netherlands, 39 in Sweden, 11 in Belgium, 28 in Singapore, 11 in Korea, 14 in Taiwan, 19 in China, and 30 in Japan. The average number of employees for the fiscal year ended September 30, 2007, was 1,542.

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

AVAILABLE INFORMATION

The Company makes available, free of charge on its internet website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC). You can find these reports on the Company’s website at www.rofin.com under the heading “Investor Relations”. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (202) 942-8090. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A.      RISK FACTORS

DOWNTURNS IN THE INDUSTRY, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, AND SEMICONDUCTOR AND ELECTRONICS INDUSTRIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, and semiconductor and electronics industries. We estimate that approximately 67% of our laser sales during fiscal year 2007 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during a downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any downturn or slowdown in the machine tool, automotive, and semiconductor and electronics industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 69% of our current sales are denominated in other currencies, including the Euro, Swedish krona, British pound, Singapore dollar, Japanese yen, Korean won, Taiwanese NT dollar, Canadian dollar, and Chinese RMB. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold and gross margin and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

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

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 45 countries, with Germany, the rest of Europe, the United States, and the Asia/Pacific region being our principal markets. Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

  the general political and economic conditions in each such country or region;

  overlap of differing tax structures;

  management of an organization spread over various jurisdictions; and

  unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations, such as import and export licensing requirements and trade restrictions.

Any failure to manage the risks associated with our international business operations could have a material adverse effect on our financial condition and results of operations.

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

We have experienced and expect to continue to experience some fluctuations in our quarterly results. We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ Global Select Market and the Frankfurt Stock Exchange, to fluctuate, perhaps substantially. Factors which may have an influence on the Company’s operating results in a particular quarter include:

  the timing of the receipt of orders from major customers;

  product mix;

  competitive pricing pressures;

  the relative proportions of domestic and international sales;

  our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

  the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities;

  foreign currency fluctuations;

  ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity desired and at the prices we have budgeted;

  our ability to control expenses; and

  costs related to acquisitions of businesses.

These and other factors make it difficult for us to release precise predictions regarding the results and the development of our business.

In addition, our backlog at any given time is not necessarily indicative of actual sales for any succeeding period. As our delivery schedule typically ranges from one week to six months, our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. Accordingly, the Company’s results of operations are subject to significant fluctuations from quarter to quarter. See also “Business - Order Backlog”.

Other factors that we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by us or our competitors, developments with respect to intellectual property and shortfalls in our operations relative to analysts’ expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor and electronics and automotive industries, may adversely affect the market prices of our common stock on the NASDAQ Global Select Market and the Frankfurt Stock Exchange.

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

We believe that competition will be particularly intense in the CO2, diode laser, and solid-state laser markets, including fiber lasers, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the market place will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in these markets, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing, and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. See also “Business - Competition”.

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

  continuing to broaden our CO2 laser product range;

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

  our ongoing business may be disrupted or receive insufficient management attention; and

  we may not be able to realize the synergies, cost savings or other financial benefits we anticipated.

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

We currently hold 162 United States and foreign patents on our laser sources, with expiration dates ranging from 2008 to 2026. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. Of particular importance is the license of three patents related to the sales of our Slab Series CO2 lasers, which we estimate to account for approximately 25% of our revenue in fiscal year 2007. Two of them expire in 2008 and one expires in 2010. In addition, 56 patent applications have been filed and are under review by the relevant patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also “Business - Intellectual Property.”

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

The Company’s manufacturing facilities include the following:

	Owned or	Size**
Location of Facility	Leased	(sq. ft.)	Primary Activity
Hamburg, Germany	Owned*	164,703	CO2 lasers, solid-state lasers, diode
			lasers
Starnberg, Germany	Leased	95,517	Laser marking and micro products,
			power supplies
Gunding-Munich, Germany	Leased	69,079	Solid-state lasers, laser marking
			products
Plymouth, Michigan	Leased	52,128	CO2 lasers, laser micro and
			marking systems
Kingston upon Hull,
United Kingdom	Leased	48,485	Low-power CO2 lasers
Orlando, Florida	Owned	35,207	Solid-state lasers
Landing, New Jersey	Owned	34,292	CO2 lasers
Mainz, Germany	Leased	35,476	Diode lasers and components
Boxborough, Massachusetts	Leased	22,512	Laser marking systems
Gothenburg, Sweden	Leased	20,089	Fiber optic production
Overath, Germany	Leased	12,417	Coating of materials
Oxford, United Kingdom	Leased	11,578	Laser marking systems
Sakai, Atsugi-shi, Japan	Leased	9,763	CO2 lasers
Tampere, Finland	Leased	8,404	Fiber lasers, Optical Engines
Pamplona, Spain	Owned	7,532	Laser marking systems
Singapore	Leased	6,047	Laser marking products
Freiburg, Germany	Leased	4,724	Laser diodes
Tucson, Arizona	Leased	3,715	Components

The facility is owned by Rofin-Sinar Laser GmbH (“RSL”); the real property on which the facility is located is leased by RSL under a 99-year lease.

** Includes sales, administration and research and development facilities where applicable.

The Kingston upon Hull (United Kingdom) facility lease expires in 2012. The Gunding-Munich (Germany) facility lease expires in 2007. The Company resigned from the contract and will move to another facility in the beginning of 2008. The new facility is leased until 2017. The leases on its Japanese facilities in Atsugi-shi expire in 2011, with a renewal option for five years. The Mainz (Germany) facility lease expires in 2011 and 2017, the Overath (Germany) facility leases expire in 2008, and the Freiburg (Germany) facility leases expire in 2012. The Singapore facility lease expires in 2009. The Starnberg (Germany) main facility is leased until 2017 from a member of the Company’s board of directors and includes a clause to terminate the lease contract within a two-year notice period during the contract. The leases on its U.S. facilities in Boxborough, Massachusetts, Plymouth, Michigan, and Tucson, Arizona, expire in 2010, 2012, and 2013, respectively. The Gothenburg (Sweden) facility lease expires in 2008, with a renewal option for three years. The Tampere (Finland) facility is leased with no expiration date but can be terminated with a three months notice from the landlord and a one month notice from the lessee.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Starnberg, Gunding-Munich, Mainz, Freiburg, Kingston upon Hull, Gothenburg, Tampere, Plymouth, Landing, and Orlando locations. The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona, Spain, and Seoul (South Korea) properties which are owned.

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

A licensor of patents covering the technology used in certain of the Company’s CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 laser in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company’s financial condition or results of operation or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of our fiscal year ended September 30, 2007.

PART II

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market and also on the Prime Standard Segment of the Frankfurt Stock Exchange, under the symbol RSTI and international securities identification number (ISIN) US7750431022, respectively. The table below sets forth the high and low closing sales prices of the Company’s Common Stock for each quarter ended during the last two fiscal years as reported by NASDAQ:

Common Stock Trade Prices
Quarter ended	High	Low
December 31, 2005	$ 45.85	$ 34.00
March 31, 2006	$ 54.24	$ 42.49
June 30, 2006	$ 63.34	$ 49.31
September 30, 2006	$ 60.77	$ 50.26
December 31, 2006	$ 63.72	$ 57.34
March 31, 2007	$ 65.43	$ 56.33
June 30, 2007	$ 70.30	$ 59.89
September 30, 2007	$ 73.10	$ 65.07

At November 26, 2007, the Company had 5 holders of record of its Common Stock and 15,457,400 shares outstanding. A significantly greater number of holders of the Company’s Common Stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers and other financial institutions. The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

During the fiscal year 2007, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.

There were no purchase of common stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth fiscal quarter of the fiscal year 2007.

STOCK PRICE PERFORMANCE GRAPH

The following Stock Price Performance Graph includes comparisons required by the SEC. The Graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference therein.

The following graph presents the one-year total return for Rofin-Sinar Technologies Inc. Common Stock compared with the NASDAQ Stock Market Index and the S&P Technology Sector Index. Rofin-Sinar selected these comparative groups due to industry similarities and the fact that they contain several direct competitors.

The graph assumes that the value of the investment in Rofin-Sinar Technologies Inc. Common Stock, the NASDAQ Stock Market Index, and the S&P Technology Sector Index each was $100 on September 30, 2002, and that all dividends were reinvested. The S&P Technology Sector Index is weighted by market capitalization. The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rofin-Sinar Technologies Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

* $100 invested on 9/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending September 30.

Copyright © 2007, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	Rofin-Sinar	NASDAQ Stock	S&P Technology
	Technologies Inc.	Market Index	Sector Index
9/30/02	100	100	100
9/30/03	333.65	150.59	159.55
9/30/04	466.35	162.89	162.68
9/30/05	603.02	185.48	184.55
9/30/06	964.60	196.37	190.56
9/30/07	1114.44	236.60	235.02

SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2007. The information sets forth below should be read in conjunction with the consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K.

	Year ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$479,675	$420,890	$375,191	$322,628	$257,746
Cost of goods sold	276,402	242,619	222,189	190,473	161,465
Gross profit	203,273	178,271	153,002	132,155	96,281
Selling, general & administrative
expenses	86,468	76,900	66,171	58,336	51,282
Research & development expenses	27,830	23,968	22,565	20,473	18,060
Amortization expense	4,251	3,532	5,270	2,389	1,654
Income from operations	84,724	73,871	58,996	50,957	25,285
Net interest expense (income)	(5.028)	(2.588)	148	1,771	3,249
Income before income taxes	87,115	76,664	58,570	50,078	24,727
Income tax expense	31,838	27,041	20,595	17,648	9,422
Net income	55,277	49,623	37,975	32,430	15,305
Earnings per common
share – Basic	$3.57	$3.25	$2.52	$2.41	$1.31
Earnings per common
share – Diluted	$3.48	$3.16	$2.44	$2.31	$1.29
Shares used in computing earnings
per share – Basic	15,488	15,284	15,072	13,479	11,640
Shares used in computing earnings
per share – Diluted	15,903	15,687	15,561	14,020	11,863

OPERATING DATA (as percentage of sales):
Gross profit	42.4%	42.4%	41.0%	41.0%	37.4%
Selling, general & administrative
expenses	18.0%	18.3%	17.6%	18.1%	19.9%
Research & development expenses	5.8%	5.7%	6.0%	6.4%	7.0%
Income from operations	17.7%	17.6%	15.7%	15.8%	9.8%
Income before income taxes	18.2%	18.4%	15.8%	15.5%	9.6%

BALANCE SHEET DATA:
Working capital	$344,907	$282,659	$222,002	$163,540	$98,759
Total assets	626,224	501,521	428,638	413,806	291,486
Line of credit and loans	40,592	35,416	41,002	54,802	68,833
Stockholders’ equity	448,923	358,440	294,166	257,384	140,586

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

Based on the Optoelectronics Report, projected 2007 industry data for laser products used for macro (cutting and welding) applications and marking and micro (fine cutting, fine welding, and perforating) applications combined, the Company believes it has a worldwide market share (based on sales volume) of approximately 22% and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 43,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2007, 2006, and 2005, approximately 43%, 41%, and 43%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 9%, 8%, and 7% respectively, related to sales of components, and approximately 48%, 51%, and 50%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and the semiconductor and electronics industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2007, 2006, and 2005, 23%, 30%, and 29%, respectively, of the Company’s sales were in North America, 55%, 48%, and 54%, respectively, were in Europe and 22%, 22%, and 17%, respectively, were in Asia. See Note 13, “Geographic Information”, to the consolidated financial statements for further information.

Outlook

Management believes that its global presence will support the Company’s future business, both from the Asian market and the robust economy in Europe, which should compensate for the softer North American markets. Management also believes that the Company’s record backlog and the continued high demand for its macro laser products from the machine tool industry as well as its broad product portfolios for micro and marking applications will support the business in the upcoming quarters. The Company believes also that its diversified customer base should mitigate the worsening of business conditions in single industrial or geographical markets in future.

Acquisitions

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

In July 2005, the Company formed a new Chinese subsidiary, Rofin-Baasel China Co., Ltd. which is an 80% owned subsidiary of the Company’s wholly-owned subsidiary RSL.

Effective October 1, 2005, the Company formed DILAS Diodelaser Inc. in Tucson, Arizona, as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar, Inc.

Effective December 2, 2005, the Company purchased an additional 4% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 80% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $0.5 million.

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges.

Effective May 1, 2006, the Company formed Rofin-Baasel Canada Ltd. in, Mississauga, Canada, as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar, Inc.

Effective December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 81% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of approximately $0.2 million.

Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly-owned subsidiary Rofin-Sinar Laser GmbH. m2k-laser GmbH develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. Additionally, the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock. Accordingly, the Company’s financial statements present m2k-laser GmbH as if it was 100%-owned. This purchase resulted in goodwill of approximately $0.6 million.

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

Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, (UK), through its wholly-owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd. This purchase resulted in goodwill of approximately $0.7 million.

Effective May 14, 2007, the company purchased an additional 45% of the share capital of H2B Photonic GmbH, Garbsen (Germany) through its wholly-owned subsidiary Carl Baasel Lasertechnik GmbH. The Company currently holds 85% of the share capital of H2B Photonic GmbH. This purchase resulted in goodwill of approximately $0.1 million.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Fiscal Year ended September 30,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	57.6%	57.6%	59.2%
Gross profit	42.4%	42.4%	40.8%
Selling, general and administrative expenses	18.0%	18.3%	17.6%
Research & development expenses	5.8%	5.7%	6.1%
Intangibles amortization	0.9%	0.8%	1.4%
Income from operations	17.7%	17.6%	15.7%
Income before income taxes	18.2%	18.2%	15.6%
Net income	11.5%	11.8%	10.1%

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales – Net sales of $479.7 million represents an increase of $58.8 million, or 14%, over the prior year. Net sales increased $72.7 million, or 25%, in Europe/Asia and decreased $13.9 million, or 11%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $26.8 million. Net sales of laser products for macro applications increased by 19% to $205.8 million, primarily due to the higher demand for our lower and higher power CO2 lasers from OEM-customers in the machine tool industry. Net sales of lasers for marking and micro applications increased by 9% to $231.9 million compared to fiscal year 2006, mainly due to the higher demand for our lasers for micro and marking applications principally from the photovoltaic, electronics, and medical device industries. Revenues for the component business increased by 22% to $42 million, primarily due to higher sales related to laser diodes and fiber-optic products.

Gross Profit – The Company’s gross profit of $203.3 million increased by $25.0 million, or 14%, over the prior year. As a percentage of sales, gross profit remained at 42%. The high percentage margin in fiscal year 2007 was primarily a result of a favorable product mix across all product lines and the higher production efficiencies gained primarily in the manufacturing of high-power CO2 lasers. Gross profit was favorably affected by $9.2 million in fiscal year 2007 due to the fluctuation of the U.S. dollar.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $9.6 million, or 12%, to $86.5 million, compared to fiscal year 2006 primarily as a result of our increased selling and marketing activities, the acquisition of our new companies, and higher commissions related to our record-high revenues. Selling, general and administrative expenses were impacted by $2.1 million higher stock-based compensation expenses compared to fiscal year 2006. As a percentage of net sales, selling, general and administrative expenses remained at 18%. Selling, general and administrative expenses were unfavorably affected by $4.2 million in fiscal year 2007 due to the fluctuation of the U.S. dollar.

Research and Development – The Company’s net expenses for research and development amounted to $27.8 million, which represents an increase of $3.8 million, or 16%, over fiscal year 2006 primarily due to ongoing research and development work mainly in the area of high-power fiber lasers, diode pumped, solid-state lasers, and CO2 lasers . Gross research and development expenses for fiscal years 2007 and 2006, were $30.1 million and $25.2million, respectively, and were reduced by $2.3 million and $1.2 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, especially in Europe. Research and development expenses were unfavorably affected by $2.0 million in fiscal year 2007 due to the fluctuation of the U.S. dollar.

Other Income - Net other income of $3.5 million fiscal year 2007 represents a decrease of $0.2 million compared to the corresponding period in the prior year. Due to our continued cash generation, the low interest rates on outstanding debt, and higher interest rates on short-term investments, we were able to achieve net interest income of $5.0 million in fiscal year 2007, compared to net interest income of $2.6 million in fiscal 2006. This increased interest income is offset by $2.1 million of foreign currency losses in fiscal 2007 compared to $0.3 million of foreign currency gains in fiscal 2006.

Income Tax Expense – Income tax expense of $31.8 million in fiscal year 2007 and $27.0 million in fiscal year 2006, represent effective tax rates of 36.6 % and 35.3% for the respective periods. The higher effective income tax rate in fiscal year 2007 is mainly due to high permanent differences related to the stock-based compensation expenses and taxable profit generation at nearly all subsidiaries which includes the usage of the existing net operating losses. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $2.2 million in fiscal 2007 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income – As a result of the foregoing factors, the Company’s net income of $55.3 million ($3.48 per diluted share, based on 15.9 million weighted average common shares outstanding) in fiscal year 2007 increased by $5.7 million over the prior year’s net income of $49.6 million ($3.16 per diluted share, based on 15.7 million weighted average common shares outstanding). SFAS 123R had an effect of reducing net income by $5.0 million. Currency translation increased net income by $0.5 million in fiscal year 2007.

Fiscal Year 2006 Compared to Fiscal Year 2005

Net Sales – Net sales of $420.9 million represents an increase of $45.7 million, or 12%, over the prior year. Net sales increased $27.8 million, or 10%, in Europe/Asia and increased $17.9 million, or 17%, in the United States, as compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had an unfavorable effect on net sales of $8.8 million. Net sales of laser products for macro applications increased by 6% to $113.4 million, primarily due to the higher demand for our lower and higher power CO2 lasers from the OEM machine tool industry. Net sales of lasers for marking and micro applications increased by 17% to $158.5 million compared to fiscal year 2005, mainly due to the higher demand for our lasers for micro and marking applications principally to the semiconductor, electronics, and medical instruments industries. The overall net sales increase was also supported by a strong spare parts, service, and component business which increased by 12% to $149.0 million in fiscal year 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity at September 30, 2007, were cash and cash equivalents of $118.5 million, short-term investments of $109.8 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $98.6 million (translated at the applicable exchange rate at September 30, 2007). As of September 30, 2007, $8.7 million was outstanding under the Deutsche Bank facility and $31.9 million under other lines of credit. Therefore, $83.0 million is unused and available under Rofin’s lines of credit. The Company is subject to financial covenants under this facility and these lines of credit, which could restrict the Company from drawing money under them. At September 30, 2007, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $43.1 million during fiscal year 2007. Approximately $67.9 million in cash and cash equivalents were provided by operating activities, primarily as the result of increased net income and other non-cash items, principally depreciation and amortization. Operating cash flow was negatively affected by an increase in accounts receivables and in inventories, partially offset by an increase in accrued liabilities and in income taxes payable.

Uses of cash for investing activities totaled $29.5 million for the year ended September 30, 2007, and related primarily to the purchase of short-term investments ($146.8 million) offset by the sale of short-term investments ($131.3), and various additions to property and equipment in connection with the expansion of the Company’s operations ($9.0 million).

Net cash used by financing activities totaled $4.2 million and was primarily related to current period repayments of bank debt, net of borrowings of $7.9 million, offset by $3.7 million generated through issuance of new shares from the exercise of stock options.

The Company expects that its capital expenditures will be approximately $11.0 million in 2008.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

The following table illustrates the Company’s contractual obligations as of September 30, 2007:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$12,639	$--	$7,348	$2,147	$3,144
Pension obligations	13,518	278	1,614	2,385	9,241
Operating lease obligations	30,468	7,163	12,166	3,692	7,447
Purchase obligations	107,239	66,453	40,786	--	--
Interest obligation	4,071	1,318	1,906	645	202
Other long-term liabilities	1,094	123	134	161	676
Total	$169,029	$75,335	$63,954	$9,030	$20,680

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 69% of its net sales are denominated in other currencies, primarily the Euro, Swedish krona, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, Canadian dollar, and Chinese RMB. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $42.2 million at September 30, 2007, as compared to $16.4 million at September 30, 2006.

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

The following table illustrates the effect of the changes in exchange rates on the Company’s fiscal 2007, 2006, and 2005, net sales, gross profit, and income from operations:

	Fiscal Year 2007		Fiscal Year 2006		Fiscal Year 2005
		At 2006		At 2005		At 2004
		Exchange		Exchange		Exchange
	Actual	Rates	Actual	Rates	Actual	Rates
	(in millions)
Net sales	$479.7	$452.9	$420.9	$429.7	$375.2	$363.8
Gross profit	203.3	193.9	178.3	181.4	153.0	149.4
Income from operations	84.7	82.0	73.9	74.8	59.0	58.4

Between fiscal year 2007 and 2006, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 7.6% . The impact of this strengthening was to increase net sales and gross profit by $26.8 million and $9.2 million, respectively, because approximately 69% of sales were denominated in other currencies, primarily the Euro. This strengthening of the Euro had the effect of increasing operating expense by $6.4 million, thereby increasing income from operations only by $2.7 million.

Between fiscal year 2006 and 2005, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 3.0% . The impact of this weakening was to decrease net sales and gross profit by $8.8 million and $3.1 million, respectively, because approximately 61% of sales were denominated in other currencies, primarily the Euro. This weakening of the Euro had the effect of decreasing operating expense by $2.2 million, thereby reducing income from operations only by $0.9 million.

Between fiscal year 2005 and 2004, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 2.3% . The impact of this strengthening was to increase net sales and gross profit by $11.4 million and $3.6 million, respectively, because approximately 66% of sales are denominated in other currencies, primarily the Euro. However, because more than 66% of operating expenses are also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses and thereby reducing the overall exchange rate effect on income from operations by $0.6 million.

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

Pension Obligations

The determination of the Company’s obligation and expense for pension is dependent on the selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates, and rates of future compensation increases. In addition, the Company provides the actuarial consultants with subjective factors such as withdrawal rates and mortality rates to develop their calculations of these amounts. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension benefits expense the Company has recorded or may record.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the requirements of SFAS 159.

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

Interest Rate Sensitivity

As of September 30, 2007, the Company maintained cash equivalents and short-term investments of $135.8 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be approximately $0.9 million.

As of September 30, 2007, the Company had $1.1 million of variable rate debt on which the interest rate is reset every three months, $26.2 million of variable rate debt on which the interest rate is reset every six months, $2.4 million of variable rate debt on which the interest rate is set annually and $10.9 million of fixed rate debt. Maturities of this debt are as follows: $27.9 million is due in 2008, $3.5 million is due in 2009, $2.6 million is due in 2010, $1.2 million is due in 2011, $1.6 million is due in 2012, $0.6 million is due in 2014, $2.6 million is due in 2015, and $0,6 million is due in 2017. A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.2 million.

Additionally, the Company entered into interest rate swap agreements of total notional amount of Euro 13.0 million (equivalent to $18.4 million based on the exchange rate at September 30, 2007) to minimize the interest expenses on short term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2007, the Company held Japanese yen forward exchange options with notional amounts of Euro 1.0 million, Japanese yen forward exchange options with notional amount of $0.5 million, and Great Britain pound forward Exchange options with notional amount of $0.3 million. The gains or losses resulting from a 10% change in currency exchange rates would be approximately $0.2 million.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to Item 302(a) of Regulation S-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

On December 22, 2006, the Company engaged Deloitte & Touche LLP as its new independent registered public accounting firm for the fiscal year ending September 30, 2007, and to perform procedures related to the financial statements included in the Company’s quarterly reports on Form 10-Q, beginning with, and including, the quarter ended December 31, 2006, effective upon completion of Deloitte & Touche LLP’s customary client acceptance procedures, which occurred in January 2007. Prior to appointment as its independent registered public accounting firm, the Company had not consulted Deloitte & Touche LLP on any of the matters referenced in Regulation S-K Item 304(a)(2).

On December 22, 2006, the Audit Committee of the Board of Directors of the Company notified KPMG LLP that it had decided to dismiss the firm as its independent registered public accounting firm, effective immediately.

The decision to change independent registered public accounting firms was recommend by the Audit Committee and approved by the Board of Directors of the Company at a meeting on December 21, 2006, and followed the Audit Committee’s periodic review, as part of its corporate governance practices, of the Company’s independent registered public accounting firm.

During the Company’s two fiscal years ended September 30, 2006, and subsequent interim period through December 22, 2006, there were no disagreements between the Company and KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures that, if not resolved to KPMG LLP’s satisfaction, would have caused it to make reference to the matter in conjunction with its report on the Company’s consolidated financial statements for the relevant year.

KPMG LLP’s audit reports on the Company’s consolidated financial statements for the two fiscal years ended September 30, 2006, did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG LLP’s report on the consolidated financial statements of the Company as of and for the years ended September 30, 2006, and 2005, contained a separate paragraph stating “as discussed in Note 1, for the year ended September 30, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, ‘Share-Based Payment’, on October 1, 2005.”

The audit report of KPMG LLP on management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, as of September 30, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two most recent fiscal years ended September 30, 2006, and through December 21, 2006, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

The Company furnished KPMG LLP with a copy of the above disclosures and has requested that KPMG LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made above. A copy of such letter from KPMG LLP is filed with the Company’s Current Report on Form 8-K filed on December 29, 2006 as Exhibit 16.1.

ITEM 9A.      CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of the Company’s chief executive officer and chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part IV, Item 15 of this Form 10-K sets forth the report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.

There has been no change in the Company’s internal control over financial reporting and has concluded that there has been no change in such internal control during the fourth quarter of our fiscal year ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2007, the end of its fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report concurring with management’s assessment, which is included at the beginning of Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9B.      OTHER INFORMATION

None .

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders to be held in March 2008, and is incorporated by reference herein.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders to be held in March 2008, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2007:

			Number of securities
			remaining available for
	Number of securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders:
2002 Equity Incentive Plan	1,112,000	31 2/5	--

2007 Incentive Stock Plan	300,000 *	57	1,294,000

Total equity compensation plans approved by	1,412,000	36 6/7	1,294,000
security holders
Equity compensation plans not approved by	--	--	--
security holders
Total	1,412,000	36 6/7	1,294,000

The remaining information required by this is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders to be held in March 2008, and is incorporated by reference herein.

* Does not included 6,000 shares that were issued as the annual grants of shares of common stock to outside Board of Directors

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders to be held in March 2008, and is incorporated by reference herein.

The Company had sales to its minority shareholder in Japan amounting to $1.3 million, $1.8 million, and $1.1 million in fiscal years 2007, 2006, and 2005, respectively. As of September 30, 2007 and 2006, the accounts receivable with the minority shareholder in Japan amounted to $0.6 million and $1.2 million, respectively.

The remaining accounts receivables to related party of less than $0.1 million, at September 30, 2007, are with the minority shareholder in Sweden.

RSL paid commissions to its minority shareholder of Rofin-Baasel China of $0.3 million in fiscal 2006. No commissions were paid to the minority shareholder of Rofin-Baasel China in fiscal 2007.

The Company has accrued $0.3 million at September 30, 2007, for the option to purchase the remaining minority interests in m2k and less than $0.1 million were accrued to accumulated interest on this obligation as of September 30, 2007. In fiscal 2007 the Company purchased a license and material amounting to $0.5 million from the minority shareholder of m2k. As of September 30, 2007, the accounts payables with the minority shareholder of m2k amounts to $0.1 million and are included in accounts payable to related party in the accompanying consolidated balance sheet.

The Company’s sales to related parties have generally been on terms comparable to those available in connection with sales to unaffiliated parties.

The main facility in Starnberg (Germany) is rented under a 25-year operating lease from the former minority shareholder of CBL Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract. The Company paid rent expense of $0.7million, $0.6 million, and $0.6 million, to Mr. Baasel during fiscal years 2007, 2006, and 2005, respectively.

The Company has accrued $0.1 million at September 30, 2007, 2006, and 2005, for the option to purchase the remaining minority interests in Optoskand AB and $0.1 million was accrued to accumulated interest on this obligation as of September 30, 2007 and 2006, respectively. In addition, the company has accrued $0.5 million and less than $0.1 million at September 30, 2007 and 2006, based on an earn-out agreement with the minority shareholder of Optoskand. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet.

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

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants” in the definitive form of the Company’s Proxy Statement to be filed in connection with the Company’s 2008 Annual Meeting of Stockholders to be held in March 2008, is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1	.	Consolidated Financial Statements

The following financial statements are filed as part of this 10-K:

			Reports of Independent Registered Public Accounting Firm	F-1

			Consolidated Balance Sheets as of September 30, 2007, and 2006	F-3

Consolidated Statements of Operations for the years ended
			September 30, 2007, 2006, and 2005	F-4

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income for the years ended
			September 30, 2007, 2006, and 2005	F-5

Consolidated Statements of Cash flows for the years ended
			September 30, 2007, 2006, and 2005	F-6

			Notes to Consolidated Financial Statements	F-7

	2	.	Financial Statement Schedules

			Schedule II – Valuation and Qualifying Accounts	F-27

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial
Statements hereto.

	3	.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT
NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto
(*)

3.2	By-Laws of the Company (**)

4.1	Form of Rights Agreement (*)

10.1	Form of Sale and Transfer Agreement between Siemens Aktiengesellschaft and Rofin-Sinar
Technologies Inc. (*)

10.2	Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-
Sinar Technologies Inc. (*)

10.3	Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies
Inc., Rofin-Sinar, Inc., Siemens Corporation, and Siemens Power Corporation (*)

10.4	Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin-Sinar Laser
GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5	Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation,
Rofin-Sinar Laser GmbH, and Marubeni Corporation (*)

10.6	Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar Laser GmbH,
Marubeni Corporation, and Nippei Toyama Corporation (*)

10.7	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin-Sinar
Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin-Sinar
Laser GmbH (in German, English summary provided) (*)

10.9	Lease Agreement, dated March 25, 1993, between DR Group and Rofin-Sinar, Incorporated
(Concept Drive property) (*)

10.10	Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*) (a)

10.11	Form of 1996 Equity Incentive Plan (*) (a)

10.12	Form of 1996 Non-Employee Directors’ Stock Plan (*) (a)

10.13	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)

10.14	Form of Employment Agreement, dated as of September 2, 1996 among Peter Wirth, Rofin-
Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided)(*) (a)

10.15	Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun,
Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*) (a)

10.16	English Translation of Acquisition Agreement, dated as of April 29, 2000, by and between
Mannesmann Demag Krauss-Maffei AG and Rofin-Sinar Laser GmbH (****)

10.17	English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

EXHIBIT
NUMBER	DESCRIPTION

10.18	Lease Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

10.19	2002 Equity Incentive Plan (*****) (a)

10.20	2007 Incentive Stock Plan (*******) (a)

14.1	Code of Business Ethics (******)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on
Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**)	Incorporated by reference to the exhibit filed with the Company’s Quarterly Report for the period ended March 31, 1998.

(***)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 18, 2001.

(*****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

(*******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 25, 2007.

(a)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 29, 2007	ROFIN-SINAR TECHNOLOGIES INC.

		By:	/s/ Günther Braun
Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

/s/	Peter Wirth	Chairman of the Board	November 29, 2007
Peter Wirth

/s/	Günther Braun	President, Chief Executive Officer,	November 29, 2007
	Günther Braun	and Director

/s/	Ingrid Mittelstaedt	Chief Financial Officer	November 29, 2007
Ingrid Mittelstaedt

/s/	Ralph Reins	Director	November 29, 2007
Ralph Reins

/s/	Gary Willis	Director	November 29, 2007
Gary Willis

/s/	Carl F. Baasel	Director	November 29, 2007
Carl F. Baasel

/s/	Daniel Smoke	Director	November 29, 2007
Daniel Smoke

/s/	Stephen Fantone	Director	November 29, 2007
Stephen Fantone

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Rofin-Sinar Technologies Inc. and Subsidiaries (the “Company”) as of September 30, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the fiscal years ended September 30, 2006 and 2005. Our audits also included the financial statement schedule, Valuation and Qualifying Accounts, for each of the fiscal years ended September 30, 2006 and 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rofin-Sinar Technologies Inc. and Subsidiaries as of September 30, 2006 and the results of their operations and their cash flows for each of the fiscal years ended September 30, 2006 and 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule for each of the fiscal years ended September 30, 2006 and 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1, for the year ended September 30, 2006, the Company adopted the provision of Statement of Financial Accounting Standards No. 123R Share-Based Payment, on October 1, 2005.

/s/ KPMG LLP
Detroit, Michigan
December 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rofin-Sinar Technologies Inc. and Subsidiaries
Plymouth, Michigan

We have audited the accompanying consolidated balance sheet of Rofin-Sinar Technologies Inc. and subsidiaries (the “Company”) as of September 30, 2007 and the related consolidated statement of income, stockholders’ equity, and cash flow for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15 (the “financial statement schedule”).

We also have audited the Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, effective September 30, 2007, the Company recognized the funded status of its benefit plans in its consolidated balance sheet to conform with Financial Accounting Standards Board (“FASB”) Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
November 28, 2007

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$118,458	$75,395
Short-term investments	109,751	94,100
Accounts receivable, trade	106,866	87,909
Less allowance for doubtful accounts	(3,206)	(2,656)
Trade accounts receivable, net	103,660	85,253
Accounts receivable from related party (note 12)	563	1,157
Other accounts receivable	5,720	2,667
Inventories (note 2)	135,806	116,965
Prepaid expenses	2,938	2,045
Deferred income tax assets (note 9)	10,340	9,974
Total current assets	487,236	387,556
Property and equipment, at cost (note 3)	95,579	77,903
Less accumulated depreciation	(51,736)	(41,649)
Property and equipment, net	43,843	36,254
Deferred income tax assets (note 9)	3,291	1,818
Goodwill (note 4)	79,614	64,616
Intangibles, net (note 4)	11,382	10,221
Other assets	858	1,056
Total assets	$626,224	$501,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit and short-term borrowings (notes 6)	$27,952	$17,327
Accounts payable, trade	18,197	15,702
Accounts payable to related party (note 12)	1,222	303
Income taxes payable (note 9)	33,046	15,475
Deferred income tax liabilities (note 9)	38	874
Accrued liabilities (note 5)	61,873	55,216
Total current liabilities	142,328	104,897
Long-term debt (note 7)	12,639	18,089
Pension obligations (note 10)	13,324	11,295
Deferred income tax liabilities (note 9)	4,245	5,347
Minority interests	3,794	2,787
Other long-term liabilities	971	666
Total liabilities	177,301	143,081
Commitments (note 8)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized,
none issued or outstanding	--	--
Common stock, $0.01 par value, 50,000,000 shares authorized,
15,570,800 (15,372,200 at September 30, 2006)
shares issued and outstanding	156	154
Additional paid-in capital	177,048	167,446
Retained earnings	229,971	174,694
Accumulated other comprehensive income	41,748	16,146
Total stockholders’ equity	448,923	358,440
Total liabilities and stockholders’ equity	$626,224	$501,521

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005
(dollars in thousands, except share and per share amounts)

	Years ended September 30,
	2007	2006	2005

Net sales	$479,675	$420,890	$375,191
Cost of goods sold	276,402	242,619	222,189
Gross profit	203,273	178,271	153,002

Selling, general and administrative expenses	86,468	76,900	66,171
Research and development expenses	27,830	23,968	22,565
Amortization expense	4,251	3,532	5,270
Income from operations	84,724	73,871	58,996

Other expense (income):
Interest, net	(5,028)	(2,588)	148
Minority interest	1,126	890	554
Foreign currency losses (gains)	2,115	(344)	351
Miscellaneous	(604)	(751)	(627)
Total other expense (income), net	(2,391)	(2,793)	426

Income before income taxes	87,115	76,664	58,570
Income tax expense (note 9)	31,838	27,041	20,595
Net income	$55,277	$49,623	$37,975

Earnings per share (note 11):
Basic	$3.57	$3.25	$2.52
Diluted	$3.48	$3.16	$2.44

Weighted average shares used in computing
earnings per share (note 11):

Basic	15,487,682	15,283,817	15,071,692

Diluted	15,903,227	15,686,892	15,561,006

See accompanying notes to consolidated financial statements

ROFIN -SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2007, 2006, AND 2005
(dollars in thousands)

					Accumulated
	Number of	Common	Additional		Other	Total
	Common Shares	Stock	Paid-in	Retained	Comprehensive	Stockholders’
	Outstanding	Par Value	Capital	Earnings	Income (loss)	Equity
BALANCES at September 30, 2004	14,930,550	$149	$158,777	$87,096	$11,362	$257,384
Comprehensive income:
Fair value of interest swap agreement		--	--	--	302	302
Minimum pension liability					(1,186)	(1,186)
Foreign currency translation adjustment		--	--	--	(4,084)	(4,084)
Net income		--	--	37,975	--	37,975
Total comprehensive income						33,007
Common stock issued in connection with:
Stock incentive plans	192,100	2	3,773	--	--	3,775
BALANCES at September 30, 2005	15,122,650	$151	$162,550	$125,071	$6,394	$294,166
Comprehensive income:
Fair value of interest swap agreement		--	--	--	204	204
Minimum pension liability		--	--	--	707	707
Foreign currency translation adjustment		--	--	--	8,841	8,841
Net income		--	--	49,623	--	49,623
Total comprehensive income						59,375
Common stock issued in connection with:
Stock incentive plans (net of taxes of $ 2,418)	249,550	3	4,896	--	--	4,899
BALANCES at September 30, 2006	15,372,200	$154	$167,446	$174,694	$16,146	$358,440
Comprehensive income:
Fair value of interest swap agreement		--	--	--	39	39
Minimum pension liability					479	479
Defined benefit pension plan:
Net loss arising during period		--	--	--	722	722
Foreign currency translation adjustment		--	--	--	25,853	25,853
Net income		--	--	55,277	--	55,277
Total comprehensive income						82,370
Adoption of the recognition provisions of SFAS
No. 158					(1,491)	(1,491)
Common stock issued in connection with:
Stock incentive plans	198,600	2	9,602	--	--	9,604
BALANCES at September 30, 2007	15,570,800	$156	$177,048	$229,971	$41,748	$448,923

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005
(dollars in thousands)

	Years ended September 30,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,277	$49,623	$37,975
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	10,959	9,076	10,451
Issuance of restricted stock	335	284	176
Provision for doubtful accounts	1,582	642	(29)
Exchange rate gains	741	(22)	(172)
Loss on disposal of property and equipment	87	47	86
Stock-based compensation expenses	5,374	3,320	--
Deferred income taxes	(2,675)	(4,080)	(3,655)
Increase in minority interest	1,126	890	595
Change in operating assets and liabilities:
Accounts receivable, trade	(10,799)	(5,437)	1,542
Other accounts receivable	(2,423)	(887)	(114)
Inventories	(5,691)	(5,313)	(2,540)
Prepaid expenses and other	(2,686)	(571)	(890)
Accounts payable	786	403	(4,872)
Income taxes payable	15,291	2,403	2,350
Accrued liabilities and pension obligations	615	7,909	(2,823)
Net cash provided by operating
activities	67,899	58,287	38,080
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,964)	(6,396)	(6,314)
Proceeds from the sale of property and equipment	381	262	289
Purchases of short-term investments	(146,794)	(190,225)	(62,950)
Sales of short-term investments	131,252	174,800	46,325
Acquisition of business, net of cash acquired	(5,341)	(1,249)	(1,181)
Net cash used in investing activities	(29,466)	(22,808)	(23,831)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank	3,546	16,095	41,137
Repayments to bank	(11,486)	(23,140)	(53,931)
Issuance of common stock	3,713	3,712	2,178
Net cash used in financing activities	(4,227)	(3,333)	(10,616)
Effect of foreign currency translation on cash	8,857	2,647	(1,247)

Net increase in cash and cash equivalents	43,063	34,793	2,386
Cash and cash equivalents at beginning of year	75,395	40,602	38,216
Cash and cash equivalents at end of year	$118,458	$75,395	$40,602

Cash paid during the year for interest	$1,601	$1,770	$1,886
Cash paid during the year for income taxes	$21,219	$28,087	$22,171

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007, 2006, and 2005
(dollars in thousands, except per share amounts)

1.      SUMMARY OF ACCOUNTING POLICIES

(a)        Description of the Company and Business

The primary business of Rofin-Sinar Technologies Inc. (“Rofin” or “RSTI” or “the Company”) is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company’s customers are in the machine tool, automotive and semiconductor and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2007, 2006, and 2005 Rofin generated approximately 65% of its revenues from the sale of lasers and laser systems and approximately 35% from aftermarket support for the Company’s existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc. and its wholly-owned subsidiaries. Rofin consists of Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), Rofin-Baasel Canada Ltd., Dilas Diodelaser Inc., Corelase Oy, and Rofin-Sinar Technologies Europe S.L. (“RSTE”). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 81% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Espana S.L. (“RBE”), 100% of Rofin-Baasel Taiwan Ltd., and 100% of Rofin-Baasel Korea Co., Ltd..

Rofin Baasel UK Ltd. owns 100% of ES Technology Ltd. (“EST“). The financial statements of EST include the consolidated accounts of Laser Service Ltd..

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation, its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, Carl Baasel Lasertechnik GmbH & Co. KG (“CBL”), its 90%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft GmbH, its 80%-owned subsidiary m2k-laser GmbH (“m2k“), and its 80%-owned subsidiary Rofin-Baasel China Co., Ltd. .

CBL includes the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel, Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH, and its 85%-owned subsidiary H2B Photonics GmbH.

All significant intercompany balances and transactions have been eliminated in consolidation.

(b)        Acquisitions and Formation of New Entities

The Company uses the purchase method of accounting for its acquisitions with the respective results of operations included in the consolidated results from the date of acquisition.

  Effective December 9, 2004, the Company purchased an additional 5% of the share capital of Rofin- Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company then held 76% of the share capital as a result of this purchase. This purchase resulted in goodwill of $0.6 million.

  Effective October 1, 2005, the Company formed DILAS Diode Laser Inc. in Tucson, Arizona as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar Inc.

  Effective December 2, 2005, the Company purchased an additional 4% of the share capital of Rofin- Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. This purchase resulted in goodwill of $0.5 million.

  Effective May 1, 2006, the Company formed Rofin-Baasel Canada Ltd. in, Mississauga, Canada as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar Inc.

  Effective December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin- Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 81% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of approximately $0.2 million.

  Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly-owned subsidiary RSL. m2k-laser GmbH develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. Additionally the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock. Accordingly, the Company’s financial statements present m2k-laser GmbH as if it was 100% owned. This purchase resulted in goodwill of approximately $0.6 million.

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

  Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, UK, through its wholly-owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd. This purchase resulted in goodwill of approximately $0.7 million.

  Effective May 14, 2007, the company purchased an additional 45% of the share capital of H2B Photonic GmbH, Garbsen (Germany) through its wholly-owned subsidiary CBL. The Company currently holds 85% of the share capital of H2B Photonic GmbH. This purchase resulted in goodwill of approximately $0.1 million.

The Company uses the equity method of accounting in 2006 for the following acquisition.

  On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG.
  H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges. Since the purchase of the additional 45% of the share capital of H2B Photonics GmbH in May 2007, the Company uses the purchase method of accounting for this acquisition.

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

“Purchases of short-term investments” and “Sales of short-term investments” , included in the accompanying consolidated statements of cash flows, have been included to reflect the purchases and sales of auction rate securities during the years presented.

Interest income on cash equivalents and short-term investments was $6,892, $3,998 and $2,126 for the years ended September 30, 2007, 2006, and 2005, respectively, and was offset by interest expense of $1,864, $1,410, and $2,274, respectively, in the accompanying consolidated statements of operations.

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

Useful Lives
Buildings	40 Years
Technical machinery and	3-10 Years
equipment
Furniture and fixtures	3-10 Years
Computers and software	3-4 Years
Leasehold improvements	Lesser of term of lease
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

The Company performed its annual goodwill impairment testing as of September 30th and determined that the fair value of each reporting unit exceeds its carrying value and accordingly, the second step of the impairment test was not required to be performed.

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

(i)        Accounting for Warranties

The Company issues a standard warranty of one to two years for parts and labor on lasers that are sold. Additionally, extended warranties are negotiated on a contract-by-contract basis. The Company provides for estimated warranty costs as products are shipped.

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

(l)        Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability, and fair value of interest rate swap agreements, and is presented in the consolidated statements of stockholders’ equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

	September 30,
	2007	2006
Foreign currency translation adjustment	$42,214	$16,360
Minimum pension liability (net of tax effect of $300 in 2006)	--	(479)
Defined benefit pension plan	(469)

Fair value of interest swap agreements (net of tax effect of $176 in 2007	303	265
and $154 in 2006)
Total accumulated other comprehensive income	$41,748	$16,146

(m)        Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $2,339, $1,193, and $ 895 received for the years ended September 30, 2007, 2006, and 2005, respectively. The Company has no future obligations under such grants.

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

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2007, the Company held Japanese yen forward exchange options with notional amounts of Euro 1.0 million, Japanese yen forward exchange options with notional amount of $0.5 million, and Great Britain pound forward Exchange options with notional amount of $0.3 million.

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

(t)        Reclassifications

Certain balances from 2006 and 2005 have been reclassified to conform with the current presentation.

The Company has decided to present the gross purchases and gross sales of short-term investments in the accompanying Condensed Consolidated Statements of Cash Flows and has reclassified 2006 and 2005 presentation to be consistent with the current period presentation. The Company has supplied this information based on actual purchases and sales of short-term investments and not on rate resets of held investments.

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

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the requirements of SFAS 159.

2.      INVENTORIES

Inventories are summarized as follows:

	September 30,
	2007	2006
Finished goods	$19,630	$16,510
Work in progress	33,043	30,160
Raw materials and supplies	43,103	38,097
Demo inventory	15,170	11,900
Service parts	24,860	20,298
Total inventories	$135,806	$116,965

3. PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,
	2007	2006
Buildings	$33,766	$29,352
Technical machinery and equipment	27,385	20,442
Construction in progress	1,487	951
Furniture and fixtures	17,405	13,660
Computers and software	8,357	7,145
Leasehold improvements	7,179	6,353
Total property and equipment, at cost	$95,579	$77,903

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2007, and 2006, are as follows:

	Germany	United States	Other	Total
Balance as of September 30, 2005	$38,559	$9,742	$13,192	$61,493
Additional goodwill from acquisitions	--	--	504	504
Currency exchange difference	1,812	138	669	2,619
Balance as of September 30, 2006	$40,371	$9,880	$14,365	$64,616
Additional goodwill from acquisitions	773	--	7,829	8,602
Currency exchange difference	4,426	338	1,632	6,396
Balance as of September 30, 2007	$45,570	$10,218	$23,826	$79,614

The carrying values of other intangible assets are as follows:

	September 30, 2007		September 30, 2006
			Gross
	Gross Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Patents	$8,468	$3,723	$7,580	$2,826
Customer base	14,756	12,334	13,856	9,321
Other	11,780	7,565	4,360	3,428
Total	$35,004	$23,622	$25,796	$15,575

Patents are amortized over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Amortization expense for the years ended September 30, 2007, 2006, and 2005, was $4,251, $3,532, $5,270, respectively. At September 30, 2007, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2007, are as follows:

2008	$3,800
2009	3,100
2010	1,200
2011	1,000
2012	800

5.      ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,
	2007	2006
Employee compensation	$20,611	$18,300
Warranty reserves	12,269	11,754
Other taxes payable	252	497
Customer deposits	12,933	12,349
Other	15,808	12,316
Total accrued liabilities	$61,873	$55,216

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the years ended September 30, 2007, and 2006, is as follows:

Balance at September 30, 2005	$10,836
Additional accruals for warranties during the period	6,881
Usage during the period	(6,453)
Currency translation	490
Balance at September 30, 2006	$11,754
Additional accruals for warranties during the period	5,323
Usage during the period	(5,983)
Currency translation	1,175
Balance at September 30, 2007	$12,269

6.      LINES OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2007 and 2006, $8,693 and $3,425, respectively, were outstanding under this loan facility as a result of borrowings by Rofin-Baasel Japan Corp., Rofin-Baasel Italiana S.r.l., and Carl Baasel Lasertechnik GmbH & Co.KG at an average fixed interest rate of 3.1% for fiscal year 2007 and 2.6% for fiscal year 2006.

In addition, the Company’s non-U.S. subsidiaries have several lines of credit, which allow them to borrow in the applicable local currency. At September 30, 2007 and 2006, direct borrowings under these agreements totaled $19,259 and $13,902, respectively. The remaining unused portion of the lines of credit at September 30, 2007, was $66,677, in aggregate. Fixed interest rates vary from 1.2% to 6.5%, depending upon the country and usage of the available credit.

The Company has entered into interest rate swap agreements for a total notional amount of Euro 13,000 (equivalent to $18,440 based on the exchange rate at September 30, 2007) to minimize exposure to fluctuation of interest rates on short-term debt on which the interest rate is reset every six months.

The remaining portion of the financing of the acquisition of CBL and its existing debt was fully repaid in 2006.

7.      LONG-TERM DEBT

RSL maintains additional long-term credit facilities of $3,546, which expire in 2009, and $1,773, which expire in 2010. Corelase maintains long-term credit facilities of $841 which expire in 2010, $1,188 which expire in 2011, $1,580 which expire in 2012, $567 which expire in 2014, $2,553 which expire in 2015, and $591 which expire in 2016. As of September 30, 2007, $12,639 was borrowed under such facilities at an average interest rate of 5.2% . As of September 30, 2006, $18,089 was borrowed under such facilities at an average interest rate of 3.4% .

8.      LEASE COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017 (see note 12). The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2007, are:

Fiscal year ending September 30,	Total
2008	$7,163
2009	5,558
2010	3,828
2011	2,780
2012	1,965
2013 and thereafter	9,174

Rent expense charged to operations for the years ended September 30, 2007, 2006, and 2005, approximated $7,432, $6,652, and $7,320, respectively.

9.      INCOME TAXES

Total income taxes for the years ended September 30, 2007, 2006, and 2005, were allocated as follows:

	Years ended September 30,
	2007	2006	2005
Income taxes from operations	$31,838	$27,041	$20,595
Stockholders’ equity;
Tax benefit applicable to the exercise of
stock options	(174)	(323)	(1,420)
Tax (benefit) expense applicable to the
additional minimum pension obligation	316	470	(746)
Tax benefit applicable to defined benefit
pension plan	(353)	--	--
Tax expense applicable to the fair value of
interest swap agreements	23	116	176

Total income tax	$31,650	$27,304	$18,605

Income before income taxes is attributable to the following geographic regions:

	Years ended September 30,
	2007	2006	2005
United States	$5,132	$12,989	$12,037
Germany	68,587	51,137	38,343
France	852	402	945
Italy	2,119	1,707	1,118
Japan	223	565	889
United Kingdom	3,809	3,373	1,389
Singapore	2,649	2,536	1,906
Other	3,744	3,955	1,943
Total income before income taxes	$87,115	$76,664	$58,570

Income tax expense is comprised of the following amounts:

	Years ended September 30,
	2007	2006	2005
Current:
United States	$3,063	$5,212	$4,326
Foreign	31,450	25,909	19,956
Total current	34,513	31,121	24,282
Deferred:
United States	(807)	(2,018)	(1,473)
Foreign	(1,868)	(2,062)	(2,214)
Total deferred	(2,675)	(4,080)	(3,687)
Total income tax expense	$31,838	$27,041	$20,595

Statutory tax rates in the U.S., U.K., Italy, France, Spain, Belgium, the Netherlands, Sweden, Singapore, Japan, Finland, Taiwan, South Korea, China, and Canada approximate 35%, 30%, 37.25%, 33.33%, 35%, 33.99%, 26.6%, 28%, 26%, 18%, 39.96%, 32.50%, 25.34%, 15%, and 34%, respectively. Generally, in Germany retained corporate income is subject to a municipal trade tax (which approximates 17%), which is deductible for German federal corporate income tax purposes, a federal corporate income tax of 25% and a surcharge of 5.5% on the federal corporate income tax amount.

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,
	2007	2006	2005
U.S. federal statutory tax rate	35%	35%	34%

Computed “expected” tax expense	$30,490	$26,833	$19,914
Difference between U.S. and foreign statutory rates	2,117	1,398	1,813
Minority interest and other permanent differences	652	89	114
Adjustment of valuation allowance	(7)	(2,112)	(1,045)
Change in statutory tax rates	(415)	--	--
Other	(999)	833	(201)
Actual tax expense	$31,838	$27,041	$20,595

The tax effects of temporary differences that give rise to the net deferred taxes are as follows:

	September 30,
	2007	2006
Deferred income tax assets:
Foreign
Net operating loss carryforwards	$2,150	$521
Pension obligations	980	1,150
Inventories	4,182	2,673
Accrued liabilities	--	283
Other	330	342
Total Foreign	7,642	4,969
United States:
Net operating loss carryforwards	119	427
Warranty reserve	474	537
Inventories	3,792	3,948
Allowance for doubtful accounts	276	286
Accrued liabilities	641	411
Pension obligations	362	249
Stock-based compensation expense	639	266
Other	62	217
Total United States	6,365	6,341
Gross deferred income tax assets	14,007	11,310
Less: Valuation allowance	(10)	(17)
Net deferred income tax assets	$13,997	$11,293
Deferred income tax liabilities:
Foreign:
Property and equipment	(1,620)	(1,689)
Accrued liabilities	--	--
Accounts receivable	--	--
Accounts payable	--	--
Intangibles	(1,490)	(1,416)
Other	(273)	(849)

Total Foreign	(3,383)	(3,954)
United States:
Property & equipment	(407)	(402)
Intangibles	(859)	(1,366)
Total United States	(1,266)	(1,768)
Gross deferred income tax liabilities	(4,649)	(5,722)
Net deferred income tax assets	$9,348	$5,571

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,
	2007	2006
Deferred income tax assets – current	$10,340	$9,974
Deferred income tax assets – non current	3,291	1,818
Deferred income tax liabilities – current	(38)	(874)
Deferred income tax liabilities – non current	(4,245)	(5,347)
Net deferred income tax assets	$9,348	$5,571

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at September 30, 2006. The Company had established a valuation allowance related to net operating loss carryforwards at RB Inc. due to uncertainty regarding RB Inc.’s ability to generate future taxable income required to utilize these carryforwards. The valuation allowance decreased in fiscal years 2007 and 2006 by $7 and $2,112, respectively due to actual profits and changes in management’s assumptions about the future profitability of RB Inc. and utilization of the net operating loss carryforward.

At September 30, 2007, the Company has federal net operating loss carryforwards available of $119 in the United States (which expire as follows: $58 in 2024; $16 in 2025; $37 in 2026, and $8 in 2027) $6,776 in Finland (which expire as follows: $140 in 2013, $331 in 2014, $1,319 in 2015, $2,346 in 2016, and $2,640 in 2017), and $576 in Germany, and $252 in Spain, and $470 in UK (which have no expiration date). The annual utilization by the Company of its U.S. net operating loss carryforwards will be subject to certain annual limitations under Section 382 of the “Internal Revenue Code”.

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

10.      EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL and RS Inc. employees. The Company’s U.S. plan began in fiscal year 1995 and is funded. Any new employees hired after January 1, 2005 are not eligible for the RSI pension plan. As is the normal practice with German companies, the German pension plan is unfunded. Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan. The measurement date of the Company’s pension plans is September 30.

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

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,
	2007	2006
Change in benefit obligation:
Projected benefit obligation at beginning of year	$16,496	$16,013
Service cost	769	719
Interest cost	835	727
Actuarial (gains) losses	(636)	(1,291)
Amortization of unrecognized gains/losses	(114)	102
Foreign exchange rate changes	1,365	436
Benefits paid	(252)	(210)
Projected benefit obligation at end of year	18,463	16,496
Change in plan assets:
Fair value of plan assets at beginning of year	4,021	3,649
Actual return on plan assets	562	191
Employer contributions	450	275
Benefits paid	(88)	(94)
Fair value of plan assets at end of year	4,945	4,021

Funded status	(13,518)	(12,475)
Unrecognized net actuarial loss	--	1,959
Unrecognized prior service cost	--	--
Additional minimum liability	--	(779)
Accrued benefit cost	$(13,518)*	$(11,295)

	September 30,
	2007	2006

Accumulated benefit obligation at end of year	$16,537	$15,012
Discount rate:
United States	6.0%	5.3%
Foreign	5.4%	4.5%
Expected return on plan assets –
United States only	8.5%	8.0%
Rate of compensation increase
United States	3.0%	2.0%
Foreign	2.0%	1.3%

* $194 relate to expected payments in the following twelve month and were therefore reclassified to “accrued liabilities” in the consolidated balance sheet as of September 30, 2007.

A minimum pension liability adjustment is required when the accumulated benefit obligation exceeds plan assets and accrued pension liabilities. The minimum liability adjustment, net of tax benefit, is reported as a component of other comprehensive income included in stockholders’ equity. The amount recorded in other comprehensive income, net of tax benefit, was non at September 30, 2007 and $479 at September 30, 2006. The accumulated benefit obligation for the pension plan with an accumulated benefit obligations in excess of plan assets and accrued pension liability was $11,514 as if September 30, 2007 and $10,501 as of September 30, 2006.

SFAS 158 was effective for the Company for the year ended September 30, 2007. This Statement requires the recognition of an entity’s over (under)funded status of defined benefit plans in the statement of financial position. This Statement also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under current pension accounting rules. On September 30, 2007, the Company recognized the net underfunded status of its defined benefit pension plans in the Consolidated Balance Sheet. The incremental effect of adopting SFAS No. 158 on the Company’s financial statements at September 30, 2007 decreased accumulated other comprehensive income by approximately $769 net of tax.

The following table reflects the impact of the adoption of SFAS No. 158 on our Consolidated Balance Sheet at September 30, 2007:

	Before		After
	Application		Application
	Of SFAS No. 158	Adjustments	Of SFAS No. 158
Pension obligations	$11,173	$2,151	$13,324
Deferred income tax assets, non-current	3,951	(660)	3,291
Accumulated other comprehensive Income (loss)	$43,239	$(1,491)	$41,748

The following table sets forth the components of net periodic benefit cost for the respective fiscal years:

	Years ended September 30,
	2007	2006	2005
Service cost	$769	$719	$566
Interest cost	835	727	680
Expected return on plan assets	(324)	(297)	(272)
Amortization of prior service cost	--	25	63
Net periodic benefit cost	$1,280	$1,174	$1,037

RS Inc. had a minimum required contribution to its defined pension plans of approximately $0.4 million for the fiscal 2006 plan year, which it made in fiscal year 2007. The Company has not determined whether it will make additional voluntary contributions for this plan.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $278 in 2008, $450 in 2009, $565 in 2010, $600 in 2011, $706 in 2012, and $4,417 thereafter.

The Company’s pension plan allocations at September 30, 2007 and 2006, by asset category are as follows:

	2007		2006
	Dollar Value	Percentage	Dollar Value	Percentage
Money Market Funds	$662	13%	$635	15%
Stocks	3,407	69%	2,646	65%
Government Securities	876	18%	740	20%
Total plan assets	$4,945	100%	$4,021	100%

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

RS Inc., RB Inc., PRC, Lee Laser, Rofin-Baasel Canada Ltd., and Dilas Diodelaser Inc. have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2007, 2006, and 2005, were $527, $374, and $406, respectively.

11.      EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,
	2007	2006	2005
Weighted number of shares for basic earnings per
common share	15,487,682	15,283,817	15,071,692
Potential additional shares due to outstanding dilutive
stock options	415,545	403,075	489,314
Weighted number of shares for diluted earnings per
common share	15,903,227	15,686,892	15,561,006

12.       RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $1,303, $1,755, and $1,128, in fiscal years 2007, 2006, and 2005, respectively. As of September 30, 2007 and 2006, the accounts receivable with the minority shareholder in Japan amounted to $553 and $1,157, respectively.

The remaining accounts receivables to related party of $10 at September 30, 2007 are with the minority shareholder in Sweden.

RSL paid commissions to its minority shareholder of Rofin-Baasel China of $284 in fiscal 2006. No balances were outstanding as of September 30, 2006 and 2007.

The Company has accrued $342 at September 30, 2007, for the option to purchase the remaining minority interests in m2k and $39 were accrued to accumulated interest on this obligation as of September 30, 2007. In fiscal 2007 the Company purchased a license and material amounting to $498 from the minority shareholder of m2k. As of September 30, 2007, the accounts payables with the minority shareholder of m2k amounts to $74 and are included in accounts payable to related party in the accompanying consolidated balance sheet.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL Mr. Baasel, who is also a member of the board of directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract. The Company paid rent expense of $707, $644, and $645, to Mr. Baasel during fiscal years 2007, 2006, and 2005, respectively.

The Company has accrued $142 and $127 at September 30, 2007 and 2006, for the option to purchase the remaining minority interests in Optoskand AB and $103 and $135 were accrued to accumulated interest on this obligation as of September 30, 2007 and 2006. In addition the Company has accrued $521 and $31 at September 30, 2007 and 2006 based on an earn-out agreement with the minority shareholder of Optoskand. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet.

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

Assets, revenues, and income before taxes, by geographic region are summarized below:

ASSETS

	September 30,
	2007	2006
North America	$248,912	$233,379
Germany	391,081	309,324
Other	187,991	157,499
Intercompany eliminations	(201,760)	(198,681)
Total assets	$626,234	$501,521

REVENUES - TOTAL BUSINESS

	Years ended September 30,
	2007	2006	2005
North America	$117,405	$130,374	$111,581
Germany	382,415	313,576	286,619
Other	161,881	140,561	125,227
Intercompany eliminations	(182,026)	(163,621)	(148,236)
	$479,675	$420,890	$375,191

INTERCOMPANY REVENUES

	Years ended September 30,
	2007	2006	2005
North America	$4,800	$3,874	$3,027
Germany	143,199	125,944	121,118
Other	34,027	33,803	24,091
Intercompany eliminations	(182,026)	(163,621)	(148,236)
	$--	$--	$--

EXTERNAL REVENUES

	Years ended September 30,
	2007	2006	2005
North America	$112,605	$126,500	$108,554
Germany	239,216	187,632	165,501
Other	127,854	106,758	101,136
	$479,675	$420,890	$375,191

INCOME BEFORE INCOME TAXES

	Years ended September 30,
	2007	2006	2005
North America	$5,132	$12,947	$12,037
Germany	68,586	51,137	38,343
Other	13,397	12,580	8,190
	$87,115	$76,664	$58,570

14.       ENTERPRISE WIDE INFORMATION

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

	September 30,
Product Category	2007	2006	2005
	(in thousands)

Laser macro products	$205,772	$172,959	$161,536
Laser marking and micro products	231,920	213,632	185,950
Components	41,983	34,299	27,705
	$479,675	$420,890	$375,191

15.       SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended
	Dec. 31,	March 31,	June 30,	Sept. 30,
	2006	2007	2007	2007
Net sales	$111.7	$116.1	$121.4	$130.5
Gross profit	45.9	49.2	51.7	56.4
Net income	11.5	13.1	14.3	16.4
Earnings per share – Basic	0.75	0.85	0.92	1.06
Earnings per share – Diluted	0.73	0.83	0.90	1.03

	Quarters ended
	Dec. 31,	March 31,	June 30,	Sept. 30,
	2005	2006	2006	2006
Net sales	$95.4	$99.8	$109.6	$116.1
Gross profit	40.8	43.5	46.9	47.1
Net income	11.3	11.7	12.9	13.7
Earnings per share – Basic	0.75	0.76	0.84	0.89
Earnings per share – Diluted	0.73	0.75	0.82	0.87

16.       STOCK INCENTIVE PLANS

Effective March 15, 2008, the stockholders approved the Rofin-Sinar Technologies Inc. 2007 Incentive Stock Plan (“the 2007 Incentive Plan”). The 2007 Incentive Plan supersedes the Rofin-Technologies Inc. 1996 Non-Employee Directors’ Stock Plan and the Rofin-Sinar Technologies Inc 2002 Equity Incentive Plan. Under the 2007 Incentive Plan, the Company has reserved 1,600,000 shares of common stock to provide for the grant of options to purchase Common Stock (“options”), grants of shares of Common Stock (“stock grants”), stock units, and stock appreciation rights (“SARs”) to certain eligible employees and to outside directors. During fiscal year 2007, outside directors each received 1,500 shares of common stock and 300,000 non-qualified stock options were granted to officers and other key employees. The terms of these issuances are the same as those described below.

Directors’ Plan

The Company had reserved 100,000 shares of common stock for the Directors’ Plan, which covered non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who was not an employee of the Company and who was elected or continued as a member of the Board of Directors was entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors’ Plan also provided that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments on the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Company records compensation expense based on the fair market value of the common stock, as determined by the closing price at the date of issuance. A total of 40,500 shares are issued and outstanding under the plan at September 30, 2006. On March 15, 2008, this Plan was superseded by the 2007 Incentive Plan, as discussed above.

Equity Incentive Plan

The Company also maintained an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares were granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2006, 2005, or 2004. Non-qualified stock options were granted to officers and other key employees in fiscal years 2006, 2005, and 2004. Options generally vest over five years and expire not later than ten years after the date on which they are granted. On March 15, 2008, this Plan was superseded by the 2007 Incentive Plan, as discussed above.

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

The following table illustrates the effect on net income and earnings per share in 2005 as if the fair value based method under SFAS No. 123 had been applied to all outstanding vested and unvested awards in those periods :

Year ended
September 30,
2005
Net Income - as reported	$37,975
Add: Stock-based compensation expense included in reported
income, net of related tax benefits	176
Deduct: Total stock compensation expense determined under
the fair value method for all awards, net of related tax effects	(1,521)
$36,630
Basic earnings per share:
As reported	$2.52
Pro-forma	$2.43
Diluted earnings per share:
As reported	$2.44
Pro-forma	$2.35

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123 for the three years ended September 30, 2007:

		September 30,
	2007	2006	2005
	Grants	Grants	Grants
Weighted average grant date fair value	$57.00	$26.51	$15.41
Expected life	5.4 Years	5 Years	5 Years
Volatility	50.0%	50.0%	50.0%
Risk-free interest rate	4.47%	4.61%	3.74%
Dividend yield	0%	0%	0%
Annual forfeiture rate	1.04%	1.09%	1.09%

The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three year period ended September 30, 2007, are as follows:

				Weighted Average
		Weighted		Remaining	Aggregate
	Number of	Average		Contractual Term	Intrinsic Value
	Shares	Exercise Price		(Years)	(Millions)
Balance at September 30, 2004	1,130,650	$15	6/7	7.51	$15.3
Granted	379,000	$34	1/7
Exercised	(186,850)	$11	7/9
Forfeited	(33,200)	$16	1/6
Balance at September 30, 2005	1,289,600	$21	3/5	7.54	$21.1
Granted	292,250	$52	1/5
Exercised	(249,550)	$14	7/8
Forfeited	(14,600)	$13	5/8
Balance at September 30, 2006	1,317,700	$29	¾	7.41	$40.9
Granted	300,000	$57
Exercised	(185,000)	$20
Forfeited	(20,600)	$28
Balance at September 30, 2007	1,412,000	$36	6/7	7.22	$47.1

Exercisable at September 30, 2007	532,700	$22	1/3	5.56	$25.5

As of September 30, 2006, there was $13.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.62 years. The total fair value of shares vested during the years ended September 30, 2007, 2006, and 2005 was $3.9 million, $2.7 million, and $1.7 million respectively.

		Years ended September 30,
	2007	2006	2005
Total intrinsic value of stock options exercised	$8.4	$8.6	$4.6

Cash received from stock option exercises for the years ended September 30, 2007, 2006 and 2005 was $3.7 million, $3.7 million and $2.2 million, respectively.

17.       SUBSEQUENT EVENTS

SHARE SPLIT AND BUYBACK PROGRAM

The Board of Directors approved a 2-for-1 stock split and a stock buyback plan. The stock split will be in the form of a dividend of one share of Common Stock on each outstanding share and the distribution date will be December 5, 2007, for shareholders of record as of November 22, 2007. The buyback program authorizes the repurchase of up to $120 million of the Company’s Common Stock, or approximately 10% of the shares of Common Stock currently outstanding based on current market prices. The share buyback program is authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, including the quantity, timing and price thereof.

SCHEDULE II

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2007, 2006, and 2005
(dollars in thousands)

	Balance at		Charged to
	Beginning of	Acquired	Costs and	Additions		Balance at End of
	Period	Reserve	Expenses	(Deductions)		Period
September 30, 2005	$2,519	$--	$ (29)	$	(92)	$2,398
September 30, 2006	$2,398	$--	$642	$	(384)	$2,656
September 30, 2007	$2,656	$6	$1,582	$	(1,038)	$3,206

INDEX TO EXHIBITS

Exhibit No.	Exhibit

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer