Form 10-Q
period 2007-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2008-02-11
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

29,566,600 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 7, 2008.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            December 31, 2007 and September 30, 2007                 3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2007 and 2006            4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Three months ended December 31, 2007 and 2006            5

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2007 and 2006            6

          Notes to Condensed Consolidated Financial Statements       7

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      18

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               25

          Item 4  - Controls and Procedures                         26


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               27

          Item 1A - Risk Factors                                    27

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             27

          Item 3  - Defaults Upon Senior Securities                 27

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                27

          Item 5  - Other Information                               27

          Item 6  - Exhibits                                        28

          SIGNATURES                                                28

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)

                                                   December 31, September 30,
                                                      2007          2007
ASSETS                                             -----------   -----------
Current Assets
  Cash and cash equivalents                         $ 126,228      $ 118,458
  Short-term investments                               36,652        109,751
  Accounts receivable, net of allowance for
    doubtful accounts of $3,205 and $3,206,
    respectively                                      103,618        103,660
  Inventories, net (Note 5)                           147,934        135,806
  Other current assets and prepaid expenses            19,461         19,561
                                                   -----------     ----------
    Total current assets                              433,893        487,236
Property and equipment, net                            46,628         43,843
Goodwill (Note 6)                                      87,445         79,614
Other intangibles, net (Note 6)                        10,853         11,382
Other assets                                            4,800          4,149
                                                   -----------     ----------
    Total assets                                    $ 583,619      $ 626,224
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  28,247      $  27,952
  Accounts payable, trade                              18,308         18,197
  Accounts payable to related party                       794          1,222
  Accrued liabilities (Note 7)                        107,831         94,957
                                                   -----------     ----------
    Total current liabilities                         155,180        142,328
Long-term debt                                          8,885         12,639
Pension obligations                                    14,027         13,324
Minority interests                                      1,763          3,794
Other long-term liabilities                             3,721          5,216
                                                   -----------     ----------
    Total liabilities                                 183,576        177,301
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 29,480,000 (31,141,600 at September
    30, 2007) issued and outstanding (Note 1)             156            156
  Additional paid-in-capital                          179,692        177,048
  Retained earnings                                   247,781        229,971
  Accumulated other comprehensive income               50,386         41,748
  Treasury shares, at cost, 1,693,400 shares        (  77,972)	        --
                                                   -----------     ----------
    Total stockholders' equity                        400,043        448,923
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 583,619      $ 626,224
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended December 31, 2007 and 2006
            (dollars in thousands, except per share amounts)

                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2007          2006
                                                   ------------  ------------

Net sales                                            $ 134,689    $  111,745
Cost of goods sold                                      76,035        65,873
                                                   ------------  ------------
    Gross profit                                        58,654        45,872

Selling, general, and administrative expenses           23,991        20,663
Research and development expenses                        8,782         6,198
Amortization expense                                       957           926
                                                   ------------  ------------
    Income from operations                              24,924        18,085

Other expense (income):
  Interest, net                                        ( 1,693)      ( 1,019)
  Foreign currency losses                                1,646           585
  Other income                                         (   216)      (   270)
                                                   ------------  ------------
    Income before income taxes and minority
         Interest                                       25,187        18,789

Income tax expense                                       8,100         7,085
                                                   ------------  ------------
    Income before minority interest                     17,087        11,704

Minority interest                                          191           211
                                                   ------------  ------------
    Net income                                       $  16,896    $   11,493
                                                   ============  ============


Earnings per share (Note 12):
    Basic                                            $    0.55    $     0.37
    Diluted                                          $    0.53    $     0.36
                                                   ============  ============
Weighted average shares used in computing
  earnings per share (Note 12):
    Basic                                           30,704,300    30,823,587
    Diluted                                         31,611,518    31,697,095
                                                   ============  ============



See accompanying notes to condensed consolidated financial statements

                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                                Three months ended December 31, 2007 and 2006
                                          (dollars in thousands)

                                         Common                                        Accumulated
Stock              Additional                   Other        Total
                                           Par    Treasury    Paid-in     Retained    Comprehensive  Stockholders'
                                          Value     Stock     Capital     Earnings        Income       Equity
                                        --------  ---------  -----------  -----------  ------------  -------------
BALANCES at September 30, 2007           $  156    $     --    $ 177,048    $ 229,971    $  41,748     $  448,923
  Comprehensive income:
  Fair value of interest swap agreement      --          --           --           --       (   16)       (    16)
  Foreign currency translation adjustment    --          --           --           --        8,654          8,654
  Adoption of FIN 48                         --          --           --          914           --            914
  Net income                                 --          --           --       16,896           --         16,896
                                                                                                       ------------
Total comprehensive income                                                                                 26,448
Common stock issued in connection with:
  Stock incentive plans                      --          --        2,644           --	           --          2,644
Less common shares held in
    treasury, at cost                        --    ( 77,972)          --           --           --       ( 77,972)
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at December 31, 2007            $  156   $( 77,972)   $ 179,692    $  247,781   $  50,386     $  400,043
                                        ========  ============ ===========  ===========  ===========  ============


BALANCES at September 30, 2006           $  154           --   $ 167,446    $  174,694   $  16,146     $  358,440
  Comprehensive income:
  Fair value of interest swap agreement      --           --          --            --          39             39
  Foreign currency translation adjustment    --           --          --            --       8,089          8,089
  Net income                                 --           --          --        11,493          --         11,493
                                                                                                       ------------
Total comprehensive income                                                                                 19,621
Common stock issued in connection with:
  Stock incentive plans                      --           --       2,621            --	          --          2,621
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at December 31, 2006            $  154           --   $ 170,067    $  186,187    $  24,274    $  380,682
                                        ========  ============ ===========  ===========  ===========  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2007 and 2006
                          (dollars in thousands)
                                                           Three Months
                                                         Ended December 31,
                                                     ------------------------
                                                        2007          2006
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 16,896     $ 11,493
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        2,934        2,362
     Stock-based compensation expenses                    1,345        1,669
     Other adjustments                                      741     (    139)
  Change in operating assets and liabilities:
     Accounts receivable, trade                           3,310        7,420
     Inventories                                       (  8,194)    (    569)
     Accounts payable                                  (    342)         547
     Changes in other operating assets and liabilities (  4,479)    (  6,560)
                                                     -----------  -----------
       Net cash provided by operating activities         12,211       16,223
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           21          181
  Additions to property and equipment                 (   3,474)    (  1,356)
  Purchases of short-term investments                 ( 119,221)    ( 41,726)
  Sales of short-term investments                       192,350       32,900
  Acquisition of business, net of cash acquired       (   9,003)    (    338)
                                                      ----------   ----------
       Net cash provided by (used in)
             investing activities                        60,673     ( 10,339)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                     288           17
  Repayment to banks                                  (   4,921)    (  2,231)
  Purchase of treasury stock                          (  65,088)          --
  Issuance of common stock                                  294          817
  Excess tax benefit from stock options                     567           44
                                                      ----------   ----------
       Net cash used in financing activities          (  68,860)    (  1,353)
                                                      ----------   ----------
Effect of foreign currency translation on cash            3,746        2,472
                                                      ----------   ----------
Net increase in cash and cash equivalents                 7,770        7,003
Cash and cash equivalents at beginning of period        118,458       75,395
                                                      ----------   ----------
Cash and cash equivalents at end of period             $126,228     $ 82,398
                                                      ==========   ==========

Cash paid for interest                                 $    544     $    393
Cash paid for taxes                                    $  7,245     $  4,923

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2007 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission on November 29, 2007.

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split was in the form of a dividend of one share of Common Stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. All share and per share amounts disclosed in the Condensed Consolidated Balance Sheet and Statement of Operations and Notes 10, 11 and 12 to the Condensed Consolidated Financial Statements have been adjusted to reflect the 2-for-1 stock split. The Board also approved a stock buyback plan.

2.   New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company's business combinations for which the acquisition date is on or after October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Statement is effective for fiscal years beginning after November 15, 2007.The Company is currently evaluating the requirements of SFAS 159 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.


3.   Cash Equivalents and Short-term Investments

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Short-term investments totaling $36,652 and $109,751 at December 31, 2007 and September 30, 2007, respectively, mainly include auction rate securities and deposits with banks. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

"Purchases of short-term investments" and "Sales of short-term investments" included in the accompanying consolidated statements of cash flows, have been included to reflect the gross purchases and gross sales of auction rate securities during the years presented. The Company has supplied this information based on actual purchases and sales of short-term investments and not on rate resets of held investments.


4.   Acquisitions and Formation of New Entities

Effective December 3, 2007, the Company purchased the remaining 19% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company now holds 100% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $5.7 million.

See Footnote 16 for information concerning an additional acquisition completed subsequent to the quarter ended December 31, 2007.


5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                 December 31,  September 30,
                                                    2007           2007
                                                ------------   ------------
Finished goods                                   $  19,942       $  19,630
Work in progress                                    35,267          33,043
Raw materials and supplies                          51,253          43,103
Demonstration inventory                             15,106          15,170
Service parts                                       26,366          24,860
                                                -----------     -----------
    Total inventories, net                       $ 147,934       $ 135,806
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $16,697 and $15,441 at December 31, 2007 and September 30, 2007,
respectively.

6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended December 31, 2007 are as follows:
                                               North
                                   Germany    America     Other      Total
                                  ---------- ---------  ----------  ---------
Balance as of September 30, 2007   $ 45,570   $ 10,218   $ 23,826   $ 79,614
Additional goodwill from
   acquisition                           --         --      5,673      5,673
Currency translation difference       1,546        116        496      2,158
                                  ---------- ----------  ---------  ---------
Balance as of December 31, 2007    $ 47,116   $ 10,334   $ 29,995   $ 87,445
                                  ========== ==========  =========  =========

The carrying values of other intangible assets are as follows:

                                 December 31, 2007       September 30, 2007
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  8,803    $  4,077   $   8,468    $  3,723
  Customer base                   15,065      12,889      14,756      12,334
  Other                           12,179       8,228      11,780       7,565
                               ----------  ----------  ----------  ----------
  Total                         $ 36,047    $ 25,194    $ 35,004    $ 23,622
                               ==========  ==========  ==========  ==========

Amortization expense for the three-month periods ended December 31, 2007 and 2006 was $1.0 million and $0.9 million, respectively. At December 31, 2007, estimated amortization expense for the remainder of fiscal 2008 and the next five fiscal years based on the average exchange rates as of December 31, 2007, is as follows:

  2008 (remainder)                       $  2.8 million
  2009                                      3.5 million
  2010                                      1.2 million
  2011                                      1.0 million
  2012                                      0.9 million
  2013                                      0.9 million

7.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                December 31,    September 30,
                                                    2007           2007
                                                -----------     -----------
Employee compensation                            $  15,710       $  20,611
Warranty reserve                                    13,501          12,269
Customer deposits                                   13,917          12,933
Income taxes payable                                33,373          33,046
Other                                               31,330          16,098
                                                -----------     -----------
Total accrued liabilities                        $ 107,831       $  94,957
                                                ===========     ===========

8.  Income Taxes

On October 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board ("FASB") Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. As a result of the implementation of Interpretation No. 48, the Company recorded a decrease of $0.9 million to reserves for income taxes, with a corresponding increase to retained earnings as of October 1, 2007. As of the date of adoption and after recognizing the impact of FIN 48, the Company's gross unrecognized tax benefits totaled $0.2 million.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. As of the date of adoption of FIN 48, an amount of interest and penalties included in the $0.2 million of unrecognized tax benefits noted above is approximately $0.1 million.

Consistent with the provisions of FIN 48, the Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date.

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exception, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2004. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions the company is no longer subject to income tax audits for years before 2002.

As of December 31, 2007, the Company's gross unrecognized tax benefits totaled $0.2 million which includes approximately $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

9.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions. The change in warranty reserves for the three-month periods ended December 31, 2007 and 2006 are as follows:

                                                    2007           2006
                                                ------------   ------------
Balance at September 30,                         $  12,269       $  11,754
Additional accruals for warranties
    during the period                                1,443           1,028
Usage during the period                           (    591)       (  1,011)
Currency translation                                   380             416
                                                -----------     -----------
Balance at December 31,                          $  13,501       $  12,187
                                                ===========     ===========


10.  Treasury Stock

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split and a stock buyback plan. The stock split was in the form of a dividend of one share of Common Stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. The buyback program authorizes the repurchase of up to $120 million of the Company's Common Stock, or approximately 10% of the shares of Common Stock currently outstanding based on current market prices. The share buyback program was authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof.

As of December 31, 2007, the Company has bought approximately 1.7 million shares of common stock under our buyback program for a total amount of $78.0 million, of which $12.9 million was owed to Ferris, Baker, Watts Inc., the stock buyback administrator, at December 31, 2007.


11.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2007 or 2006. Non-qualified stock options were granted to officers and other key employees in fiscal years 2007 and 2006. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

SFAS No. 123 "Accounting for Stock-Based Compensation" requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather that as a reduction of taxes paid.

For the current quarter, in compliance with SFAS No. 123(R), the Company recorded expense of $1.3 million for the portion of stock-based compensation arrangements which vested during the period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123:
                                          2007          2006
                                         Grants        Grants
                                       ----------    ----------
Weighted average grant date fair value    $28.50        $13.26
Expected life                            5 Years       5 Years
Volatility                                 50.0%         50.0%
Risk-free interest rate                    4.47%         4.61%
Dividend yield                                0%            0%
Annual forfeiture rate                     1.04%         1.09%

No options were granted in the three-month period ended December 31, 2007. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three-months ended December 31, 2007 are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2007    2,824,000    $ 18 3/7      7.22      $  47.1
  Granted                        --          --
  Exercised              (   19,800)     14 5/6
  Cancelled                      --          --
  Forfeited              (    4,600)     24 1/8
                         -----------  -----------  ----------- ----------
Balance at
    December 31, 2007     2,799,600    $ 18 4/9       6.97      $  83.1
Exercisable at
    December 31, 2007     1,039,800    $ 11 3/8       5.35      $  38.2

As of December 31, 2007 there was $15.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.37 years.

During the three-months ended December 31, 2007 and 2006, the following activity occurred under the plan:
                                                       (in millions)
                                                      ----------------
                                                       2007      2006
                                                      ------   -------
Total intrinsic value of stock options exercised      $ 0.5     $ 2.1

Cash received from stock option exercises for the three months ended December 31, 2007 was $0.3 million.


12. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted number of common shares outstanding for each period is as follows:
                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------
                                                       2007        2006
                                                    ----------  ----------
Weighted number of shares
  for BASIC earnings per common share               30,704,300  30,823,586
Potential additional shares
  due to outstanding dilutive
  stock options                                        907,218     873,508
                                                    ----------  ----------
Weighted number of shares
  for DILUTED earnings per common share             31,611,518  31,697,094
                                                    ==========  ==========

13.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2007 and 2006:

                                    PENSION PLANS
                               ----------------------
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2007       2006
                               ----------  ----------
Service cost                   $    184    $   183
Interest cost                       239        196
Expected return on plan assets  (    81)   (    81)
Amortization of prior
   service costs                     --         --
Amortization of net loss             --          6
                               ----------  ----------
Net periodic benefit cost      $    342    $   304
                               ==========  ==========


14.  Segment and Geographic Information

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

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:

                                               December 31,  September 30,
                                                   2007          2007
                                               ----------     ----------
      ASSETS
           North America                       $ 186,486      $ 248,912
           Germany                               406,939        391,081
           Other                                 200,962        187,991
           Intercompany eliminations           ( 210,939)     ( 201,760)
                                               ----------     ----------
                                               $ 583,448      $ 626,224
                                               ==========     ==========

      NET SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2007           2006
                                               ----------     -----------
           North America                       $  28,355      $  31,796
           Germany                               114,161         87,033
           Other                                  42,353         37,249
           Intercompany eliminations            ( 50,180)      ( 44,333)
                                               ----------     -----------
                                               $ 134,689      $ 111,745
                                               ==========     ===========

      INTERCOMPANY SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2007           2006
                                               ----------     ----------
           North America                       $     980      $   1,198
           Germany                                38,656         35,948
           Other                                  10,544          7,187
           Intercompany eliminations            ( 50,180)      ( 44,333)
                                               ----------     -----------
                                               $      --      $      --
                                               ==========     ===========

      EXTERNAL SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2007           2006
                                               ----------     ----------
           North America                       $  27,375      $  30,598
           Germany                                75,505         51,085
           Other                                  31,809         30,062
                                               ----------     ----------
                                               $ 134,689      $ 111,745
                                               ==========     ==========

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2007           2006
                                               ----------     ----------
           North America                       $   1,098      $   1,472
           Germany                                20,685         15,355
           Other                                   4,295          3,409
           Intercompany eliminations            (    891)      (  1,447)
                                               ----------     ----------
                                               $  25,187      $  18,789
                                               ==========     ==========

15.  Enterprise Wide Information

The Company obtains revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:


                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2007           2006
                                               ----------     ----------
           Macro applications                  $  61,183      $  44,194
           Marking and micro applications         63,389         57,554
           Components                             10,117          9,997
                                               ----------     ----------
                                               $ 134,689      $ 111,745
                                               ==========     ==========


16.  Subsequent Events

Acquisition of Nufern

Effective January 24, 2008, the Company completed its acquisition of Nufern, one of the world's largest independent manufacturer of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly owned subsidiary of Rofin-Sinar Technologies Inc.

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

During the first quarter of fiscal years 2008 and 2007 respectively, we realized approximately 45% and 40% of revenues from the sale and servicing of laser products used for macro applications, approximately 47% and 51% from the sale and servicing of laser products for marking and micro applications, and approximately 8% and 9% from the sale of components.

The acquisition of Nufern, which was completed in January 2008, has added core fiber and fiber laser technology to our product and technology portfolio which we believe should enhance future growth. Focusing on emerging industries and regions remains a strategic priority for the Company in 2008. We believe that the stable European and Asian economies will further support the Company's growth and that the Company will be able to capitalize on the strength of its broad product portfolio in all its businesses during 2008.

At December 31, 2007, Rofin-Sinar had 1,641 employees compared to 1,500 employees at December 31, 2006.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                       Three Months
                                     Ended December 31,
                                  ----------------------
                                     2007        2006
                                  ----------  ----------
Net sales                           100.0%        100.0%
Cost of goods sold                   56.5%         58.9%
Gross profit                         43.5%         41.1%
Selling, general and
  administrative expenses            17.8%         18.5%
Research and development expenses     6.5%          5.5%
Intangibles amortization              0.7%          0.8%
Income from operations               18.5%         16.2%
Income before income taxes
  and minority interest	             18.7%         16.8%
Net income                           12.5%         10.3%

Net Sales - Net sales of $134.7 million represent an increase of $23.0 million, or 21%, for the three months ended December 31, 2007, as compared to the corresponding period in fiscal 2007. The increase resulted from a net sales increase of $26.2 million, or 32%, in Europe/Asia and a decrease of $3.2 million, or 10%, in the United States, compared to the corresponding period in fiscal 2007. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $11.1 million for the three-month period ended December 31, 2007. Net sales of laser products for macro applications for the three-month period increased by 38%, to $61.2 million, as compared to the corresponding period of fiscal 2007. The increase can be mainly attributed to the higher demand for our lasers for macro applications in the machine tool and automotive industries. Net sales of lasers for marking and micro applications increased by 10% to $63.4 million for the three months ended December 31, 2007 as compared to the corresponding period in fiscal 2007. The increase can be mainly attributed to the higher demand for our lasers for micro and marking applications principally in the electronics, semiconductor and photovoltaic industries. Revenues for the component business increased by 1%, to $10.1 million.

Gross Profit - Our gross profit of $58.7 million for the three months ended December 31, 2007 represents an increase of $12.8 million (28%) from the corresponding period of fiscal year 2007. As a percentage of sales, compared to the corresponding three-month period of fiscal year 2007, gross profit increased from 41% to 44%. The increase in our gross margins was primarily a result of the product mix, which benefited from a trend towards higher laser output power for macro applications and higher percentage of sales related to service and spare parts. Gross profit was favorably affected by $3.8 million for the three-month period ended December 31, 2007 due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $24.0 million increased by $3.3 million (16%) for the three-month period ended December 31, 2007, compared to the corresponding period of fiscal 2007. The increase in SG&A expenses is mainly a result of our increased selling and marketing activities, especially in Asia, higher commissions related to the record level of revenues and additional SG&A expenses from the companies acquired in fiscal 2007. These increases are partially offset by $0.4 million lower stock-based compensation expenses. As a percentage of net sales, SG&A expenses decreased from 19% to 18% during the respective periods. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.7 million for the three-month period ended December 31, 2007 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company's net expenses for research and development amounted to $8.8 million which represent an increase of $2.6 million or 42% for the three-month period ended December 31, 2007, compared to the corresponding period of fiscal 2007. Gross research and development expenses for the three-month periods ended December 31, 2007 and 2006 were $9.3 million and $6.6 million, respectively, and were reduced by $0.5 million and $0.4 million of government grants during each respective period. The increase in R&D expenses is mainly a result of higher expenses related to the development of fiber lasers and additional R&D expenses from the recently acquired companies. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.9 million for the three-month period in fiscal 2008, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month period ended December 31, 2007 and 2006 amounted to $1.0 million and $0.9 million, respectively.

Other Income - Net other income of $0.3 million for the three-month period ended December 31, 2007 represents a decrease of $0.4 million compared to net other income of $0.7 million in the corresponding period of the prior year. Net interest income, within this category, includes $2.2 million of interest income offset by $0.5 million of interest expense for the three months ended December 31, 2007 and $1.4 million of interest income and $0.3 million of interest expense for the three-months ended December 31, 2006. The decrease in net other income is primarily attributable to higher net exchange losses of $1.1 million and lower other income of $0.1 million offset by higher net interest income of $0.7 million.

Income Tax Expense - Income tax expense of $8.1 million for the three-month period ended December 31, 2007 represents an effective tax rate of 32% compared to 38% for the corresponding period of the prior year. The lower overall effective income tax rate is primarily the result of German tax law changes, resulting in lower income tax rates in Germany. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.8 million for the three-month period ended December 31, 2007 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $16.9 million for the three-month period ended December 31, 2007, which represents an increase of $5.4 million from the corresponding period in fiscal 2007. For the three-month period ended December 31, 2007, basic and diluted net income per common share equaled $0.55 and $0.53, respectively, based upon a weighted average of 30.7 million and 31.6 million common shares outstanding, as compared to basic and diluted net income per common share of $0.37 and $0.36, respectively, for the three-month period ended December 31, 2006, based upon a weighted average of 30.8 million and 31.7 million common shares outstanding.


Liquidity and Capital Resources

On November 7, 2007, the Board of Directors approved a stock buyback plan which authorizes the repurchase of up to $120 million of the Company's Common Stock, or approximately 10% of the shares of Common Stock currently outstanding based on current market prices. The share buyback program was authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of December 31, 2007, the Company has bought approximately 1.7 million shares of common stock under our buyback program for a total amount of $78.0 million, of which $12.9 million was owed to Ferris, Baker, Watts Inc., the stock buyback administrator, at December 31, 2007.

The Company's primary sources of liquidity at December 31, 2007 were cash and cash equivalents of $126.2 million, short-term investments of $36.7 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $96.3 million (translated at the applicable exchange rate at December 31, 2007). As of December 31, 2007, $9.3 million, which is due in the short term, was outstanding under the Deutsche Bank facility and $27.9 million (of which $19.0 million is due in the short term) under other lines of credit. Approximately $84.3 million was unused and available under the Company's bank facility and lines of credit at December 31, 2007. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.
At December 31, 2007, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $7.8 million during the three months ended December 31, 2007. Approximately $12.2 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by an increase in inventory and a decrease in accrued liabilities, partially offset by a decrease in accounts receivable.

Net cash provided by investing activities totaled $60.7 million for the three-month period ended December 31, 2007, and related primarily to the sales of short-term investments ($192.4 million) offset by the purchase of short-term investments ($119.2 million), acquisition of business ($9.0 million) and various additions to property and equipment in the amount of $3.5 million.

Net cash used in financing activities totaled $68.9 million and was primarily related to the increase of treasury stock ($65.1 million) and current period repayments of bank debt of $4.9 million, offset by $0.3 million generated through issuance of new shares from the exercise of stock options and $0.6 million from excess tax benefits from stock options.

Management believes that the cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2007, and has not entered into any further material contractual obligations since that date.


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 73% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $50.9 million at December 31, 2007 as compared to $24.5 million at December 31, 2006.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on 10-K for the fiscal year ended September 30, 2007. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.


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

Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2007, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2007  December 31, 2007
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             580,000             384,000
Gunther Braun               --             530,000             242,000
Carl F. Baasel          74,000              86,000              40,000
Ralph E. Reins (1)      15,000                  --                  --
Gary K. Willis (1)      46,000                  --                  --
Daniel Smoke (1)        18,900                  --                  --
Stephan Fantone (1)     10,900                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three month period ended December 31, 2007, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of December 31, 2007, the Company maintained cash equivalents and short-term investments of $80.1 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.4 million.

At December 31, 2007, the Company had $1.1 million of variable rate debt on which the interest rate is reset every three months, $24.4 million of variable rate debt on which the interest rate is reset every six months, $2.2 million of variable rate debt on which the interest rate is set annually and $9.4 million of fixed rate debt. Maturities of this debt are as follows:
$28.2 million is due in 2008, $3.7 million is due in 2009, $0.9 million is due in 2010, $0.6 million is due in 2011, $1.1 million is due in 2012 and $2.6 million is due in 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by approximately $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 13.0 million (equivalent to $19.1 million based on the exchange rate at December 31, 2007) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2007, the Company held Japanese yen forward exchange options with notional amount of Euro 0.9 million and $0.1 million. The gain or loss resulting from a 10% change in currency exchange rates would be approximately $0.2 million.



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

         A licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.


Item 1A. Risk Factors

         For information regarding risk factors that could effect the Company's results of operation, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in
         Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2007. See also, "Forward-Looking Statements" included in this Quarterly Report of Form 10-Q.

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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   February 7, 2008       /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer