Form 10-Q
period 2008-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2008-05-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2008
                                     OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

29,685,334 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 7, 2008.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            March 31, 2008 and September 30, 2007                    3

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2008 and 2007                                  4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Six months ended March 31, 2008 and 2007                 5

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2008 and 2007                 6

          Notes to Condensed Consolidated Financial Statements       7

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      19

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               27

          Item 4  - Controls and Procedures                         28


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               28

          Item 1A - Risk Factors                                    29

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             29

          Item 3  - Defaults Upon Senior Securities                 29

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                29

          Item 5  - Other Information                               30

          Item 6  - Exhibits                                        30

          SIGNATURES                                                30

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)

                                                    March 31,   September 30,
                                                      2008          2007
ASSETS                                             -----------   -----------
Current Assets
  Cash and cash equivalents                         $ 113,223      $ 118,458
  Short-term investments                               13,835        109,751
  Accounts receivable, net of allowance for
    doubtful accounts of $3,355 and $3,206,
    respectively                                      108,485        103,660
  Inventories, net (Note 5)                           172,090        135,806
  Other current assets and prepaid expenses            22,267         19,561
                                                   -----------     ----------
    Total current assets                              429,900        487,236
Property and equipment, net                            59,474         43,843
Goodwill (Note 6)                                      98,678         79,614
Other intangibles, net (Note 6)                        14,161         11,382
Other assets                                            6,437          4,149
                                                   -----------     ----------
    Total assets                                    $ 608,650      $ 626,224
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short term borrowings          $  29,632      $  27,952
  Accounts payable, trade                              28,131         18,197
  Accounts payable to related party                     1,220          1,222
  Accrued liabilities (Note 7)                         84,015         94,957
                                                   -----------     ----------
    Total current liabilities                         142,998        142,328
Long-term debt                                          6,851         12,639
Pension obligations                                    15,310         13,324
Minority interests                                      1,865          3,794
Other long-term liabilities                             5,066          5,216
                                                   -----------     ----------
    Total liabilities                                 172,090        177,301
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 29,886,500 (31,141,600 at September
    30, 2007) issued and outstanding (Note 1)             160            156
  Additional paid-in-capital                          184,250        177,048
  Retained earnings                                   258,560        229,971
  Accumulated other comprehensive income               71,562         41,748
  Treasury shares, at cost, 1,693,400 shares        (  77,972)	        --
                                                   -----------     ----------
    Total stockholders' equity                        436,560        448,923
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 608,650      $ 626,224
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended March 31, 2008 and 2007
            (dollars in thousands, except per share amounts)

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2008        2007        2008        2007
                               ----------  ----------  ----------  ----------
Net sales                      $ 136,600   $ 116,061   $ 271,289   $ 227,806
Cost of goods sold                75,943      66,833     151,978     132,706
                               ----------  ----------  ----------  ----------
    Gross profit                  60,657      49,228     119,311      95,100

Selling, general, and
    administrative expenses       27,600      21,631      51,591      42,295
Research and development expenses 10,158       7,060      18,940      13,258
Amortization expense               3,689         969       4,646       1,895
                               ----------  ----------  ----------  ----------
    Income from operations        19,210      19,568      44,134      37,652

Other (income) expense:
  Interest, net                   (1,180)    ( 1,300)   (  2,873)    ( 2,320)
  Foreign currency (gains)/losses  3,770     (    15)      5,416         570
  Other income                    (  190)    (    53)   (    407)    (   323)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       16,810      20,936      41,998      39,725

Income tax expense                 5,928       7,672      14,029      14,757
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                  10,882      13,264      27,969      24,968

Minority interest, net of tax        103         188         294         399
                               ----------  ----------  ----------  ----------
    Net income                  $ 10,779    $ 13,076    $ 27,675    $ 24,569
                               ==========  ==========  ==========  ==========

Earnings per share (Note 12):
    Basic                       $   0.36    $   0.42    $   0.92    $   0.80
    Diluted                     $   0.35    $   0.41    $   0.90    $   0.78
                               ==========  ==========  ==========  ==========

Weighted average shares used in computing
  earnings per share (Note 12):
    Basic                      29,661,864  30,899,126  30,183,285  30,861,436
    Diluted                    30,524,619  31,658,386  30,874,868  31,620,794
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                                Six months ended March 31, 2008 and 2007
                                          (dollars in thousands)

                                         Common                                        Accumulated
Stock              Additional                   Other        Total
                                           Par    Treasury    Paid-in     Retained    Comprehensive  Stockholders'
                                          Value     Stock     Capital     Earnings        Income       Equity
                                        --------  ---------  -----------  -----------  ------------  -------------
BALANCES at September 30, 2007           $  156    $     --    $ 177,048    $ 229,971    $  41,748     $  448,923
  Adoption of FIN 48                         --          --           --          914           --            914
                                                                                                       ------------
  Adjusted Balance                                                                                        449,837
  Comprehensive income:
  Fair value of interest swap agreement      --          --           --           --       (   32)       (    32)
  Foreign currency translation adjustment    --          --           --           --       29,846         29,846
  Net income                                 --          --           --       27,675           --         27,675
                                                                                                       ------------
Total comprehensive income                                                                                 57,489
Common stock issued in connection with:
  Stock incentive plans                       4          --        7,202           --	           --          7,206
Less common shares held in
    treasury, at cost                        --    ( 77,972)          --           --           --       ( 77,972)
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at March 31, 2008               $  160   $( 77,972)   $ 184,250    $  258,560   $  71,562     $  436,560
                                        ========  ============ ===========  ===========  ===========  ============

BALANCES at September 30, 2006           $  154           --   $ 167,446    $  174,694   $  16,146     $  358,440
  Comprehensive income:
  Fair value of interest swap agreement      --           --          --            --          60             60
  Foreign currency translation adjustment    --           --          --            --      10,069         10,069
  Net income                                 --           --          --        24,569          --         24,569
                                                                                                       ------------
Total comprehensive income                                                                                 34,698
Common stock issued in connection with:
  Stock incentive plans                       1           --       4,346            --	          --          4,347
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at March 31, 2007               $  155           --   $ 171,792    $  199,263    $  26,275    $  397,485
                                        ========  ============ ===========  ===========  ===========  ============

See accompanying notes to condensed consolidated financial statements
                                                   - 5 -


              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2008 and 2007
                          (dollars in thousands)
                                                           Six Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2008          2007
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 27,675     $ 24,569
  Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Depreciation and amortization                        8,958        4,911
     Stock-based compensation expenses                    2,710        2,699
     Other adjustments                                  ( 1,799)    (    661)
  Change in operating assets and liabilities:
     Accounts receivable, trade                           6,229     (    241)
     Inventories                                       ( 20,755)    (  3,842)
     Accounts payable                                     6,993        3,108
     Changes in other operating assets and liabilities ( 22,332)         636
                                                     -----------  -----------
       Net cash provided by operating activities          7,679       31,179
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          106          164
  Additions to property and equipment                 (   6,956)    (  2,923)
  Purchases of short-term investments                 ( 128,574)    ( 75,084)
  Sales of short-term investments                       224,650       59,575
  Acquisition of business, net of cash acquired       (  30,139)    (  3,600)
                                                      ----------   ----------
       Net cash provided by (used in)
             investing activities                        59,087     ( 21,868)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   1,681           --
  Repayment to banks                                  (  10,072)    (  3,149)
  Purchase of treasury stock                          (  77,972)          --
  Issuance of common stock                                3,491        1,389
  Excess tax benefit from stock options                     567           87
                                                      ----------   ----------
       Net cash used in financing activities          (  82,305)    (  1,673)
                                                      ----------   ----------
Effect of foreign currency translation on cash           10,304        3,141
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents  (   5,235)      10,779
Cash and cash equivalents at beginning of period        118,458       75,395
                                                      ----------   ----------
Cash and cash equivalents at end of period             $113,223     $ 86,174
                                                      ==========   ==========

Cash paid for interest                                 $    837     $    533
Cash paid for taxes                                    $ 46,917     $  9,377

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, the condensed consolidated financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2007 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007 as filed with the Securities and Exchange Commission on November 29, 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. The Statement is effective for the Company beginning in the first quarter of fiscal 2009 (October 1, 2008). We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our consolidated financial position and results of operations.

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

In March 2008, the FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The company is currently assessing the impact the adoption of SFAS No. 161 will have on the company's consolidated financial statements.


3.   Cash Equivalents and Short-term Investments

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Short-term investments totaling $13,835 and $109,751 at March 31, 2008 and September 30, 2007, respectively, mainly include auction rate securities and deposits with banks. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

At March 31, 2008, the Company classified its auction rate securities as current assets. Although there was a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers, the Company believes that they will be sold within the next 12 months at par value. A failed auction does not represent a default by the issuer of the underlying security. All of the Company's auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. At March 31, 2008, the recorded values of the auction rate securities approximate their par values.

"Purchases of short-term investments" and "Sales of short-term investments" included in the accompanying consolidated statements of cash flows, have been included to reflect the gross purchases and gross sales of auction rate securities during the periods presented. The Company has supplied this information based on actual purchases and sales of short-term investments and not on rate resets of held investments.


4.   Acquisitions and Formation of New Entities

Effective December 3, 2007, the Company purchased the remaining 19% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company now holds 100% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $5.6 million.

Effective January 24, 2008, the Company purchased Nufern, one of the world's largest independent manufacturer of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly owned subsidiary of Rofin-Sinar Technologies Inc. This purchase resulted in goodwill of $6.6 million.

The acquisition of Nufern is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying condensed consolidated balance sheet at their estimated fair values at January 24, 2008. The Company is in the process of finalizing its valuation of the identified intangible assets related to this acquisition. To the extent the final valuation is different from the Company's preliminary assessment of fair value, a purchase price adjustment will be made, which could impact the amount of goodwill recorded.

Nufern was purchased with cash and the Company is contingently obligated to make an additional amount in potential earn out payments based on Nufern achieving specific financial performance metrics through calendar year 2008.


5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                 March 31,     September 30,
                                                    2008           2007
                                                ------------   ------------
Finished goods                                   $  25,672       $  19,630
Work in progress                                    40,443          33,043
Raw materials and supplies                          60,253          43,103
Demonstration inventory                             16,805          15,170
Service parts                                       28,916          24,860
                                                -----------     -----------
    Total inventories, net                       $ 172,090       $ 135,806
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $17,576 and $15,441 at March 31, 2008 and September 30, 2007, respectively.


6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended March 31, 2008 are as follows:
                                               North
                                   Germany    America     Other      Total
                                  ---------- ---------  ----------  ---------
Balance as of September 30, 2007   $ 45,570   $ 10,218   $ 23,826   $ 79,614
Additional goodwill from
   acquisition                           --      6,604      5,643     12,247
Currency translation difference       4,839        363      1,615      6,817
                                  ---------- ----------  ---------  ---------
Balance as of March 31, 2008       $ 50,409   $ 17,185   $ 31,084   $ 98,678
                                  ========== ==========  =========  =========

The carrying values of other intangible assets are as follows:

                                   March 31, 2008       September 30, 2007
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $ 10,754    $  4,453   $   8,468    $  3,723
  Customer base                   15,723      13,933      14,756      12,334
  Other                           17,965      11,895      11,780       7,565
                               ----------  ----------  ----------  ----------
  Total                         $ 44,442    $ 30,281    $ 35,004    $ 23,622
                               ==========  ==========  ==========  ==========


Amortization expense for the three-month periods ended March 31, 2008 and 2007 was $3.7 million and $1.0 million, respectively. At March 31, 2008, estimated amortization expense for the remainder of fiscal 2008 and the next five fiscal years based on the average exchange rates as of March 31, 2008, is as follows:

  2008 (remainder)                       $  2.2 million
  2009                                      3.8 million
  2010                                      1.5 million
  2011                                      1.3 million
  2012                                      1.2 million
  2013                                      1.2 million


7.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                 March 31,    September 30,
                                                    2008           2007
                                                -----------     -----------
Employee compensation                            $  24,843       $  20,611
Warranty reserve                                    13,476          12,269
Customer deposits                                   16,050          12,933
Income taxes payable                                13,510          33,046
Other                                               16,136          16,098
                                                -----------     -----------
Total accrued liabilities                        $  84,015       $  94,957
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

As of March 31, 2008 the Company's gross unrecognized tax benefits totaled $0.2 million which includes approximately $0.1 million of interest and penalties. The $0.1 million of unrecognized tax benefits would not have a material impact on the effective tax rate, if recorded, due to its relative insignificance. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.


9.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The change in warranty reserves for the six-month periods ended March 31, 2008 and 2007 are as follows:

                                                    2008           2007
                                                ------------   ------------
Balance at September 30,                         $  12,269       $  11,754
Additional accruals for warranties
    during the period                                1,063           1,601
Usage during the period                           (  1,031)       (  1,663)
Currency translation                                 1,175             508
                                                -----------     -----------
Balance at March 31,                             $  13,476       $  12,200
                                                ===========     ===========


10.  Treasury Stock

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split and a stock buyback plan. The stock split was in the form of a dividend of one share of Common Stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. The buyback program authorizes the repurchase of up to $120 million of the Company's Common Stock, or approximately 10% of the shares of Common Stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of March 31, 2008, the Company has bought approximately 1.7 million shares of common stock, at an average price of $46.04, under our buyback program for a total amount of $78.0 million, with a remaining maximum amount of approximately $42.0 million to be repurchased.


11.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2007 or 2006. Non-qualified stock options were granted to officers and other key employees in fiscal year 2007 and 2006. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

SFAS No. 123 "Accounting for Stock-Based Compensation" requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather that as a reduction of taxes paid.

For the current quarter, in compliance with SFAS No. 123(R), the Company recorded expense of $1.4 million for the portion of stock-based compensation arrangements which vested during the period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.

The following assumptions were used in the determination of compensation cost under the provisions of SFAS No. 123:
                                          2008          2007
                                         Grants        Grants
                                       ----------    ----------
Weighted average grant date fair value    $18.51        $28.50
Expected life                            5 Years       5 Years
Volatility                                 48.1%         50.0%
Risk-free interest rate                    2.36%         4.47%
Dividend yield                                0%            0%
Annual forfeiture rate                        2%            4%

321,250 stock options were granted in the three-month period ended March 31, 2008. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the six-months ended March 31, 2008 are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2007    2,824,000    $ 18 3/7       7.22      $  47.1
  Granted                   321,250          --
  Exercised              (  426,300)     40 1/5
  Cancelled                      --          --
  Forfeited              (    4,600)     24 1/8
                         -----------  -----------  ----------- ----------
Balance at
    March 31, 2008        2,714,350    $ 22 3/5       7.52      $  60.5
Exercisable at
    March 31, 2008        1,169,200    $ 16 1/3       6.43      $  33.4


As of March 31, 2008 there was $19.8 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.69 years.

During the three-month and six-month periods ended March 31, 2008 and 2007, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised             $ 13.2     $  1.0       $ 13.7      $  3.1

Cash received from stock option exercises for the three month and six month periods ended March 31, 2008 was $3.2 million and $3.5 million, respectively.


12. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted number of common shares outstanding for each period is as follows:
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2008       2007       2008        2007
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             29,661,864  30,899,126  30,183,285  30,861,436
Potential additional shares
  due to outstanding dilutive
  stock options                   862,756     759,260     691,583     759,358
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      30,524,619  31,658,386  30,874,868  31,620,794
                               ==========  ==========  ==========  ==========

13.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month and six-month periods ended March 31, 2008 and 2007:


                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
Service cost                    $   230     $    184    $    414    $   367
Interest cost                       291          198         530        394
Expected return on plan assets   (  131 )   (     81)    (   212)   (   162)
Amortization of prior
   service costs                     --           --          --         --
Amortization of net loss             --            6          --         12
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   390          307    $    732    $   611
                               ==========  ==========   =========   ========


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

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:
                                                March 31,    September 30,
                                                  2008           2007
                                               ----------     ----------
      ASSETS
           North America                       $ 191,410      $ 248,912
           Germany                               433,824        391,081
           Other                                 215,957        187,991
           Intercompany eliminations           ( 232,541)     ( 201,760)
                                               ----------     ----------
                                               $ 608,650      $ 626,224
                                               ==========     ==========

      LONG-LIVED ASSETS
           North America                       $  15,463      $   7,339
           Germany                                35,703         29,479
           Other                                   8,315          7,121
           Intercompany eliminations           (       7)     (      96)
                                               ----------     ----------
                                               $  59,474      $  43,843
                                               ==========     ==========

      NET SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
      North America            $  34,314   $  27,832   $  62,669   $  59,628
      Germany                    111,392      92,279     225,552     179,312
      Other                       46,662      39,538      89,015      76,787
      Intercompany eliminations ( 55,768)   ( 43,588)   (105,947)   ( 87,921)
                              ----------  ----------   ----------  ----------
                               $ 136,600   $ 116,061   $ 271,289   $ 227,806
                               ==========  ==========  ==========  ==========


      INTERCOMPANY SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
      North America            $     951   $   1,346   $   1,932   $   2,543
      Germany                     44,581      34,498      83,236      70,447
      Other                       10,236       7,744      20,779      14,931
      Intercompany eliminations ( 55,768)   ( 43,588)   (105,947)   ( 87,921)
                              ----------  ----------   ----------  ----------
                               $      --   $      --   $      --   $      --
                               ==========  ==========  ==========  ==========


      EXTERNAL SALES
                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
      North America            $  33,363   $  26,486    $  60,737   $  57,085
      Germany                     66,811      57,781      142,316     108,865
      Other                       36,426      31,794       68,236      61,856
                               ----------  ----------  ----------  ----------
                               $ 136,600   $ 116,061    $ 271,289   $ 227,806
                               ==========  ==========  ==========  ==========

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
      North America            $ (   614)  $     430    $     484  $   1,902
      Germany                     19,670      17,240       40,356     32,595
      Other                        2,611       3,728        6,906      7,137
      Intercompany eliminations (  4,857)   (    462)   (   5,748)  (  1,909)
                               ----------  ----------  ----------  ----------
                               $  16,810   $  20,936    $  41,998  $  39,725
                               ==========  ==========  ==========  ==========


15.  Enterprise Wide Information

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
      Macro applications       $  59,617   $  50,336    $ 121,426  $  94,530
      Marking and micro
           applications           62,335      55,731      125,098    113,285
 	Components                  14,648       9,994       24,765	    19,991
                               ----------  ----------  ----------  ----------
                               $ 136,600   $ 116,061    $ 271,289  $ 227,806
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

During the second quarter of fiscal years 2008 and 2007, respectively, we derived approximately 43% of revenues from the sale and servicing of laser products used for macro applications, approximately 46% and 48% from the sale and servicing of laser products for marking and micro applications, and approximately 11% and 9% from the sale of components.

The acquisition of Nufern, which was completed in January 2008, has added core fiber and fiber laser technology to our product and technology portfolio, which we believe should enhance future growth. Due to the adverse macroeconomic conditions, the demand for our lasers for Macro applications has softened. Our laser solutions for Marking and Micro applications should gain further momentum and continue to benefit from emerging industries such as photovoltaic or consumer electronics. In addition, our ongoing commitment to the Asian region should further enhance the Company's growth.

At March 31, 2008, Rofin-Sinar had 1,728 employees compared to 1,542 employees at March 31, 2007.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2008       2007         2008        2007
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  56%         58%         56%         58%
Gross profit                        44%         42%         44%         42%
Selling, general and
  administrative expenses           20%         18%         19%         18%
Research and development expenses    7%          6%          7%          6%
Intangibles amortization             3%          1%          2%          1%
Income from operations              14%         17%         16%         17%
Income before income taxes
  and minority interest             12%         18%         16%         17%
Net income                           8%         11%         10%         11%


Net Sales - Net sales of $136.6 million and $271.3 million represent increases of $20.5 million, or 18%, and $43.5 million, or 19%, for the three month and six month periods ended March 31, 2008, as compared to the corresponding periods in fiscal 2007. The increase for the three months ended March 31, 2008 resulted from a net sales increase of $13.6 million, or 15%, in Europe and Asia, and an increase of $6.9 million, or 26%, in North America, compared to the corresponding period in fiscal 2007. The increase for the six months ended March 31, 2008, compared to the corresponding period in fiscal 2007, resulted from a net sales increase of $39.8 million, or 23%, in Europe and Asia, and an increase of $3.6 million, or 6%, in North America. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $15.5 million and $26.6 million for the three-month and six-month periods ended March 31, 2008.

Net sales of laser products for macro applications increased by $9.3 million, or 19%, to $59.6 million and by $26.9 million, or 28%, to $121.4 million for the three-month and six-month periods ended March 31, 2008 as compared to the corresponding periods of fiscal 2007. The increase can be mainly attributed to the higher demand for lasers for macro applications in the machine tool and automotive industries.

Net sales of lasers for marking and micro applications increased by $6.7 million, or 12%, to $62.4 million for the three months ended March 31, 2008 and by $11.8 million, or 10%, to $125.1 million for the six months ended March 31, 2008 as compared to the corresponding periods in fiscal 2007. The increase can be mainly attributed to the higher demand for our lasers for micro and marking applications principally in the electronics, photovoltaic and medical instruments industries.

Revenues for the components business increased by $4.6 million, or 46%, to $14.6 million for the three months ended March 31, 2008 and by $4.8 million, or 24%, to $24.8 million for the six months ended March 31, 2008, mainly due to the acquisitions completed after the end of the fiscal year 2007 second quarter, including acquisitions referenced in the Annual Report on Form 10-K for fiscal 2007 (the "recent acquisitions").

Gross Profit - Our gross profit of $60.7 million and $119.3 million for the three-month and the six-month periods ended March 31, 2008 represents increases of $11.5 million, or 23%, and $24.2 million, or 26%, from the corresponding periods of fiscal year 2007. As a percentage of sales, gross profit increased from 42% to 44% for the three-month and the six-month periods ended March 31, 2008, as compared to the corresponding periods in fiscal year 2007. The increase in our gross margins from 42% to 44% was primarily a result of the product mix, higher percentage of sales related to our components business and production efficiencies achieved mainly in our macro business. Gross profit was favorably affected by $5.7 million and $9.5 million for the three-month and six-month periods ended March 31, 2008, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $27.6 million and $51.6 million for the three-month and six-month periods ended March 31, 2008 represent increases of $6.0 million, or 28%, and $9.3 million, or 22%, from the corresponding periods of fiscal 2007. The increase in SG&A expenses is mainly a result of our increased selling and marketing activities in Asia, higher commissions related to the record level of revenues and additional SG&A expenses from the recent acquisitions. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $3.7 million and $5.4 million for the three-month and six-month periods ended March 31, 2008, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $10.2 million and $18.9 million on research and development ("R&D") during the three-month and six-month periods ended March 31, 2008, which represents an increase of 44% and 43% as compared to the corresponding periods of the prior year. The increase in R&D is mainly attributable to the recent acquisitions and relates to investments in new technology. Gross R&D expenses for the three-month periods ended March 31, 2008 and 2007 were $10.6 million and $7.6 million, respectively, and were reduced by $0.4 million and $0.5 million of government grants during each respective period. Gross R&D expenses for the six-month periods ended March 31, 2008 and 2007 were $19.7 million and $14.2 million, respectively, and were reduced by $0.8 million and $0.9 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $1.9 million and $2.8 million for the three-month and six-month periods ended March 31, 2008, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month and six-month periods ended March 31, 2008 amounted to $3.7 million and $4.6 million, respectively. This represents an increase of $2.7 million for the three-month period and of $2.8 million for the six-month period when compared to the same periods of fiscal year 2007, mainly due to higher amortization of intangible assets related to the recent acquisition.

Other Income/Expenses - Net other expenses of $2.4 million for the three-month period ended March 31, 2008 represents an increase of $3.8 million in other expenses compared to net other income of $1.4 million in the corresponding period of the prior year. Net other expenses of $2.1 million for the six-month period ended March 31, 2008 represents an increase of $4.2 million in net other expenses compared to net other income of $2.1 million the corresponding period of the prior year. Net interest income, within this category, includes $1.4 million of interest income offset by $0.2 million of interest expense for the three months ended March 31, 2008 and $3.6 million of interest income offset by $0.7 million of interest expense for the six-months ended March 31, 2008. The increase in net other expenses in the three-month and six-month periods ended March 31, 2008 is primarily attributable to unrealized exchange losses resulting from the valuation of some balance sheet items denominated in foreign currencies, at March 31, 2008, of approximately $3.7 million.

Income Tax Expense - Income tax expense of $5.9 million and $14.0 million for the three-month and six-month periods ended March 31, 2008 represents an effective tax rate of 35% and 33% for the three-month and the six-month periods, compared to 37% for both of the corresponding periods of the prior year. The lower overall effective income tax rate is primarily the result of German tax law changes, resulting in lower income tax rates in Germany, partly offset by non deductible amortization expenses related to our most recent acquisition. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.4 million and $1.2 million for the three-month and six-month periods ended March 31, 2008 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $10.8 million and $27.7 million for the three-month and six-month periods ended March 31, 2008, which represents a decrease of $2.3 million for the three-month and an increase of $3.1 million for the six-month from the corresponding periods in fiscal 2007. For the three-month period ended March 31, 2008, basic and diluted net income per common share equaled $0.36 and $0.35, respectively, based upon a weighted average of 29.7 million and 30.5 million common shares outstanding, as compared to basic and diluted net income per common share of $0.42 and $0.41, respectively, for the three-month period ended March 31, 2007, based upon a weighted average of
30.9 million and 31.7 million common shares outstanding.

Liquidity and Capital Resources

On November 7, 2007, the Board of Directors approved a stock buyback plan which authorizes the repurchase of up to $120 million of the Company's Common Stock, or approximately 10% of the shares of Common Stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of March 31, 2008, the Company has bought approximately 1.7 million shares of common stock under our buyback program for a total amount of $78.0 million.

The Company's primary sources of liquidity at March 31, 2008 were cash and cash equivalents of $113.2 million, short-term investments of $13.8 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $103.7 million (translated at the applicable exchange rate at March 31, 2008). As of March 31, 2008, $9.0 million, which is due in the short term, was outstanding under the Deutsche Bank facility and $27.5 million (of which $20.7 million is due in the short term) under other lines of credit. Approximately $92.3 million was unused and available under the Company's bank facility and lines of credit at March 31, 2008. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At March 31, 2008, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $5.2 million during the six months ended March 31, 2008. Approximately $7.7 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by an increase in inventory and a decrease in income tax payables, partially offset by a decrease in accounts receivable and an increase in accounts payables.

Net cash provided by investing activities totaled $59.1 million for the six-month period ended March 31, 2008, and related primarily to the sales of short-term investments ($224.7 million) offset by the purchase of short-term investments ($128.6 million), acquisition of business ($30.1 million) and various additions to property and equipment in the amount of $7.0 million.

Net cash used in financing activities totaled $82.3 million for the six-month period ended March 31, 2008 and was primarily related to the increase of treasury stock ($78.0 million) and current period repayments of bank debt of $10.1 million, offset by $3.5 million generated through issuance of new shares from the exercise of stock options and $1.7 million from new borrowings from bank.

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


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 72% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swedish krona, Singapore dollar, Chinese yuan remninbi, Taiwanese dollar, Korean won and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $72.1 million at March 31, 2008 as compared to $26.4 million at March 31, 2007.

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


Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2008, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.
                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           March 31, 2008     March 31, 2008
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             302,000             173,000
Gunther Braun               --             570,000             310,000
Carl F. Baasel         128,000              24,000                  --
Ralph E. Reins (1)      15,000                  --                  --
Gary K. Willis (1)      30,000                  --                  --
Daniel Smoke (1)        19,600                  --                  --
Stephan Fantone (1)      8,000                  --                  --

(1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2008, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of March 31, 2008, the Company maintained cash equivalents and short-term investments of $42.4 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.2 million.

At March 31, 2008, the Company had $1.2 million of variable rate debt on which the interest rate is reset every three months, $25.4 million of variable rate debt on which the interest rate is reset every six months, $1.5 million of variable rate debt on which the interest rate is set annually and $8.4 million of fixed rate debt. Maturities of this debt are as follows:
$26.4 million is due in 2008, $5.3 million is due in 2009, $0.9 million is due in 2010, $0.7 million is due in 2011, $0.7 million is due in 2012 and $2.5 million is due in 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by approximately $0.2 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 13.0 million (equivalent to $20.6 million based on the exchange rate at March 31, 2008) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2008, the Company held Japanese yen forward exchange options with notional amount of Euro 1.8 million and $0.4 million. The gain or loss resulting from a 10% change in currency exchange rates would be approximately $0.3 million.

Item 4.  Controls and Procedures

As of the end of the quarterly period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures were effective as of the end of the quarterly period covered by this report in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them in a timely fashion, taking into consideration the size and nature of the Company's business and operations.

There have not been changes in the Company's internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         We have been and are likely to be involved from time to time in litigation involving our intellectual property and ordinary routine litigation arising in the ordinary course of business.

         A licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.


Item 1A. Risk Factors

         For information regarding risk factors that could effect the Company's results of operation, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in
         Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2007. See also, "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On November 7, 2007, the Board of Directors approved a stock buyback plan which authorizes the repurchase of up to $120 million of the Company's Common Stock, or approximately 10% of the shares of Common Stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of March 31, 2008, the Company has bought approximately 1.7 million shares of common stock, at an average price of $46.04, under our buyback program for a total amount of $78.0 million, with a remaining maximum amount of approximately $42.0 million to be repurchased.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders was held on March 19, 2008. Proposals 1 and 2 were approved. The results are as follows:

         Proposal 1
         ----------
         The following directors were elected at the meeting to serve for a three-year term until the 2011 Annual Meeting of Stockholders:

                                            For             Withheld
                                         ----------       ------------
              Dr. Peter Wirth            18,574,460         6,209,794
              Stephen D. Fantone         24,321,289           462,965

         Proposal 2
         ----------
         The proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent registered public accounting firm for the fiscal year ended September 30, 2008:

                    For             Against         Abstain
                 ----------       ------------     ---------
                 24,730,868          39,807         13,579

         The proposals above are described in detail in the Registrant's definitive proxy statement filed on January 31, 2008 for the Annual Meeting of Stockholders held on March 19, 2008.


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   May 9, 2008            /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer