Form 10-Q
period 2008-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2008-08-08
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2008
                                     OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

28,841,619 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 6, 2008.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            June 30, 2008 and September 30, 2007                     3

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2008 and 2007                                   4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Nine months ended June 30, 2008 and 2007                 5

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2008 and 2007                 6

          Notes to Condensed Consolidated Financial Statements       7

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      20

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               28

          Item 4  - Controls and Procedures                         29


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               29

          Item 1A - Risk Factors                                    30

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             30

          Item 3  - Defaults Upon Senior Securities                 30

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                31

          Item 5  - Other Information                               31

          Item 6  - Exhibits                                        31

          SIGNATURES                                                31

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)

                                                    June 30,    September 30,
                                                      2008          2007
ASSETS                                             -----------   -----------
Current Assets
  Cash and cash equivalents                         $  93,497      $ 118,458
  Short-term investments                               18,063        109,751
  Accounts receivable, net of allowance for
    doubtful accounts of $3,799 and $3,206,
    respectively                                      122,829        103,660
  Inventories, net (Note 5)                           174,524        135,806
  Other current assets and prepaid expenses            20,172         19,561
                                                   -----------     ----------
    Total current assets                              429,085        487,236
Property and equipment, net                            59,776         43,843
Goodwill (Note 6)                                      98,586         79,614
Other intangibles, net (Note 6)                        13,186         11,382
Other assets                                            6,330          4,149
                                                   -----------     ----------
    Total assets                                    $ 606,963      $ 626,224
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short-term borrowings          $  59,337      $  27,952
  Accounts payable, trade                              27,526         18,197
  Accounts payable to related party                     1,175          1,222
  Accrued liabilities (Note 7)                         75,401         94,957
                                                   -----------     ----------
    Total current liabilities                         163,439        142,328
Long-term debt                                          7,147         12,639
Pension obligations                                    15,402         13,324
Minority interests                                      2,112          3,794
Other long-term liabilities                             5,903          5,216
                                                   -----------     ----------
    Total liabilities                                 194,003        177,301
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 28,835,619 (31,141,600 at September
    30, 2007) issued and outstanding (Note 1)             161            156
  Additional paid-in-capital                          186,893        177,048
  Retained earnings                                   274,657        229,971
  Accumulated other comprehensive income               71,245         41,748
  Treasury shares, at cost, 2,829,581 shares        ( 119,996)            --
                                                   -----------     ----------
    Total stockholders' equity                        412,960        448,923
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 606,963      $ 626,224
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended June 30, 2008 and 2007
            (dollars in thousands, except per share amounts)

                                    Three Months            Nine Months
                                   Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2008        2007        2008        2007
                               ----------  ----------  ----------  ----------
Net sales                      $ 149,667   $ 121,378   $ 420,957   $ 349,185
Cost of goods sold                86,737      69,642     238,715     202,348
                               ----------  ----------  ----------  ----------
    Gross profit                  62,930      51,736     182,242     146,837

Selling, general, and
    administrative expenses       27,297      22,060      78,888      64,356
Research and development expenses 10,939       7,385      29,879      20,643
Amortization expense               1,192       1,129       5,839       3,024
                               ----------  ----------  ----------  ----------
    Income from operations        23,502      21,162      67,636      58,814

Other (income) expense:
  Interest, net                   (   86)    ( 1,262)   (  2,959)    ( 3,581)
  Foreign currency (gains)/losses (  292)    (   367)      5,124         202
  Other income                    (  285)    (   134)   (    693)    (   457)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest       24,165      22,925      66,164      62,650

Income tax expense                 7,872       8,331      21,901      23,088
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                  16,293      14,594      44,263      39,562

Minority interest, net of tax        196         300         491         700
                               ----------  ----------  ----------  ----------
    Net income                  $ 16,097    $ 14,294    $ 43,772    $ 38,862
                               ==========  ==========  ==========  ==========

Earnings per share (Note 12):
    Basic                       $   0.55    $   0.46    $   1.46    $   1.26
    Diluted                     $   0.54    $   0.45    $   1.42    $   1.23
                               ==========  ==========  ==========  ==========

Weighted average shares used in computing
  earnings per share (Note 12):
    Basic                      29,333,431  31,045,058  29,900,000  30,922,868
    Diluted                    29,912,358  31,874,632  30,758,930	 31,704,918
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                                Nine months ended June 30, 2008 and 2007
                                          (dollars in thousands)

                                         Common                                        Accumulated
Stock              Additional                   Other        Total
                                           Par    Treasury    Paid-in     Retained    Comprehensive  Stockholders'
                                          Value     Stock     Capital     Earnings        Income       Equity
                                        --------  ---------  -----------  -----------  ------------  -------------
BALANCES at September 30, 2007           $  156    $     --    $ 177,048    $ 229,971    $  41,748     $  448,923
  Adoption of FIN 48                         --          --           --          914           --            914
                                                                                                       ------------
  Adjusted Balance                                                                                        449,837
  Comprehensive income:
  Fair value of interest swap agreement      --          --           --           --       (   99)       (    99)
  Foreign currency translation adjustment    --          --           --           --       29,596         29,596
  Net income                                 --          --           --       43,772           --         43,772
                                                                                                       ------------
Total comprehensive income                                                                                 73,269
Common stock issued in connection with:
  Stock incentive plans                       5          --        9,845           --	           --          9,850
Less common shares held in
    treasury, at cost                        --    (119,996)          --           --           --       (119,996)
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at June 30, 2008               $   161   $(119,996)   $ 186,893    $  274,657   $  71,245    $   412,960
                                        ========  ============ ===========  ===========  ===========  ============

BALANCES at September 30, 2006           $  154           --   $ 167,446    $  174,694   $  16,146     $  358,440
  Comprehensive income:
  Fair value of interest swap agreement      --           --          --            --          62             62
  Foreign currency translation adjustment    --           --          --            --      13,363         13,363
  Net income                                 --           --          --        38,862          --         38,862
                                                                                                       ------------
Total comprehensive income                                                                                 52,287
Common stock issued in connection with:
  Stock incentive plans                       2           --       7,886            --	          --          7,888
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at June 30, 2007                $  156           --   $ 175,332    $  213,556    $  29,571    $  418,615
                                        ========  ============ ===========  ===========  ===========  ============

See accompanying notes to condensed consolidated financial statements
                                                   - 5 -


              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2008 and 2007
                          (dollars in thousands)
                                                           Nine Months
                                                         Ended June 30,
                                                     ------------------------
                                                        2008          2007
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 43,772     $ 38,862
  Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Depreciation and amortization                       12,675        7,718
     Stock-based compensation expenses                    4,278        4,029
     Other adjustments                                 (    823)         733
  Change in operating assets and liabilities:
     Accounts receivable, trade                        (  8,389)    (  4,270)
     Inventories                                       ( 23,853)    (  6,040)
     Accounts payable                                     6,565        3,696
     Changes in other operating assets and liabilities ( 27,327)    ( 21,667)
                                                     -----------  -----------
       Net cash provided by operating activities          6,898       50,959
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          683          318
  Additions to property and equipment                 (  11,118)    (  4,913)
  Purchases of short-term investments                 ( 132,547)    (115,981)
  Sales of short-term investments                       224,558       97,588
  Acquisition of business, net of cash acquired       (  30,150)    (  5,411)
                                                      ----------   ----------
       Net cash provided by (used in)
             investing activities                        51,426     ( 28,399)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                  47,888        3,106
  Repayment to banks                                  (  25,702)    (  8,856)
  Purchase of treasury stock                          ( 119,996)          --
  Issuance of common stock                                4,567        3,470
  Excess tax benefit from stock options                     567          131
                                                      ----------   ----------
       Net cash used in financing activities          (  92,676)    (  2,149)
                                                      ----------   ----------
Effect of foreign currency translation on cash            9,391        4,158
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents  (  24,961)      24,569
Cash and cash equivalents at beginning of period        118,458       75,395
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 93,497     $ 99,964
                                                      ==========   ==========

Cash paid for interest                                 $  1,253     $  1,140
Cash paid for taxes                                    $ 47,786     $ 14,447

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

2.   New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (Revised 2007), "Business Combinations". SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company's business combinations for which the acquisition date is on or after October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 will be effective beginning in the Company's first quarter of fiscal year 2009. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13". FSP 157-1 amends SFAS 157 to exclude from its scope SFAS 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.

In February 2008, the FASB issued FSP No. 157-2, "Effective Date of FASB Statement No. 157", which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually), to the Company's first quarter of fiscal year 2010.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the requirements of SFAS 159 on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51". This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS 160 on its consolidated financial position, results of operations and cash flows.

In March 2008, the FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities." SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS 161 will have on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.


3.   Cash Equivalents and Short-term Investments

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Short-term investments totaling $18.1 million and $109.8 million at June 30, 2008 and September 30, 2007, respectively, mainly include auction rate securities and deposits with banks. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

At June 30, 2008, the Company classified its auction rate securities totaling $11.6 million as current assets. Although there was a disruption in credit markets that caused the auction mechanism to fail to set market-clearing rates and provide liquidity for sellers, the Company believes that they will be sold within the next 12 months at par value. A failed auction does not represent a default by the issuer of the underlying security. All of the Company's auction rate securities are rated AAA/Aaa, are collateralized by student loans substantially guaranteed by the U.S. government and continue to pay interest in accordance with their contractual terms. At June 30, 2008, the recorded values of the auction rate securities approximate their par values.

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

Effective January 24, 2008, the Company purchased Nufern, one of the world's largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. This purchase resulted in goodwill of $6.6 million.

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

During the quarter ended June 30, 2008, the Company formed Dilas Diodelaser China Company Ltd. in Nanjing, China through its 95% owned subsidiary Dilas Diodenlaser GmbH.

During the quarter ended June 30, 2008, the Company formed Nanjing Eastern Marking Laser Company Ltd. in Nanjing, China as an 80% owned subsidiary.

See Footnote 16 for information concerning an additional entity formed subsequent to the quarter ended June 30, 2008.

5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:
                                                  June 30,     September 30,
                                                    2008           2007
                                                ------------   ------------
Finished goods                                   $  29,832       $  19,630
Work in progress                                    38,956          33,043
Raw materials and supplies                          60,991          43,103
Demonstration inventory                             17,029          15,170
Service parts                                       27,716          24,860
                                                -----------     -----------
    Total inventories, net                       $ 174,524       $ 135,806
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $18,385 and $15,441 at June 30, 2008 and September 30, 2007, respectively.


6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2008 are as follows:
                                               North
                                   Germany    America     Other      Total
                                  ---------- ---------  ----------  ---------
Balance as of September 30, 2007   $ 45,570   $ 10,218   $ 23,826   $ 79,614
Additional goodwill from
   acquisition                           --      6,608      5,650     12,258
Currency translation difference       4,765        358      1,591      6,714
                                  ---------- ----------  ---------  ---------
Balance as of June 30, 2008        $ 50,335   $ 17,184   $ 31,067   $ 98,586
                                  ========== ==========  =========  =========

The carrying values of other intangible assets are as follows:

                                   June 30, 2008         September 30, 2007
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $ 10,724    $  4,615   $   8,468    $  3,723
  Customer base                   15,709      14,234      14,756      12,334
  Other                           18,168      12,566      11,780       7,565
                               ----------  ----------  ----------  ----------
  Total                         $ 44,601    $ 31,415    $ 35,004    $ 23,622
                               ==========  ==========  ==========  ==========

Amortization expense for the three-month periods ended June 30, 2008 and 2007 was $1.2 million and $1.1 million, respectively. At June 30, 2008, estimated amortization expense for the remainder of fiscal 2008 and the next five fiscal years based on the average exchange rates as of June 30, 2008, is as follows:

  2008 (remainder)                       $  1.0 million
  2009                                      3.8 million
  2010                                      1.5 million
  2011                                      1.3 million
  2012                                      1.2 million
  2013                                      1.2 million


7.  Accrued Liabilities

Accrued liabilities are comprised of the following:
                                                  June 30,    September 30,
                                                    2008           2007
                                                -----------     -----------
Employee compensation                            $  21,724       $  20,611
Warranty reserve                                    12,912          12,269
Customer deposits                                   15,394          12,933
Income taxes payable                                 7,739          33,046
Other                                               17,632          16,098
                                                -----------     -----------
Total accrued liabilities                        $  75,401       $  94,957
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

In the quarter ended June 30, 2008, the Company increased the unrecognized tax benefit by $0.5 million. The increase was due to tax developments, primarily related to the U.S. operations, which impacted our valuation of uncertain tax positions.

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

As of June 30, 2008 the Company's gross unrecognized tax benefits totaled $0.7 million which includes approximately $0.1 million of interest and penalties. Approximately $0.6 million of unrecognized tax benefits would impact the effective tax rate, if recognized. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.


9.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.


The change in warranty reserves for the nine-month periods ended June 30, 2008 and 2007 are as follows:

                                                    2008           2007
                                                ------------   ------------
Balance at September 30,                         $  12,269       $  11,754
Additional accruals for warranties
    during the period                                2,441           2,128
Usage during the period                           (  2,922)       (  2,277)
Currency translation                                 1,124             670
                                                -----------     -----------
Balance at June 30,                              $  12,912       $  12,275
                                                ===========     ===========

10.  Treasury Stock

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split and a stock buyback plan. The stock split was in the form of a dividend of one share of Common Stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. The buyback program authorizes the repurchase of up to $120 million of the Company's Common Stock, or approximately 10% of the shares of Common Stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of June 30, 2008, the Company has bought approximately 2.8 million shares of common stock, at an average price of $42.41, under the stock buyback program for a total amount of $120.0 million, with no remaining shares to be repurchased.


11.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2007 or 2006. Non-qualified stock options were granted to officers and other key employees in fiscal years 2007 and 2006. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

No stock options were granted in the three-month period ended June 30, 2008. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the nine months ended June 30, 2008 are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2007    2,824,000    $ 18 3/7       7.22      $  47.1
  Granted                   321,250          --
  Exercised              (  511,600)      9
  Cancelled                      --          --
  Forfeited              (    4,600)     24 1/8
                         -----------  -----------  ----------- ----------
Balance at
    June 30, 2008         2,629,050    $ 23           7.33      $  19.1
Exercisable at
    June 30, 2008         1,087,900    $ 16 3/5       6.23      $  14.8


As of June 30, 2008 there was $18.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.48 years.

During the three-month and nine-month periods ended June 30, 2008 and 2007, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised             $  2.3     $  4.5       $ 16.5      $  7.7

Cash received from stock option exercises for the three month and nine-month periods ended June 30, 2008 was $1.1 million and $4.6 million, respectively.


12. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted number of common shares outstanding for each period is as follows:

                                 Three Months Ended        Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2008       2007       2008        2007
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for BASIC net income
  per common share             29,333,431  31,045,058  29,900,000  30,922,868
Potential additional shares
  due to outstanding dilutive
  stock options                   578,927     829,574     858,930     782,050
                               ----------  ----------  ----------  ----------
Weighted average number of
  shares for DILUTED net
  income per common share      29,912,358  31,874,632  30,758,930  31,704,918
                               ==========  ==========  ==========  ==========

13.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month and nine-month periods ended June 30, 2008 and 2007:

                                 Three Months Ended       Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
Service cost                    $   211     $    187    $    625    $   554
Interest cost                       273          201         803        595
Expected return on plan assets   (  106 )   (     81)    (   317)   (   243)
Amortization of net loss             --            7          --         19
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   378     $    314    $  1,111    $   925
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

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:
                                                June 30,    September 30,
                                                  2008           2007
                                               ----------     ----------
      ASSETS
           North America                       $ 199,689      $ 248,912
           Germany                               418,521        391,081
           Other                                 218,702        187,991
           Intercompany eliminations           ( 229,949)     ( 201,760)
                                               ----------     ----------
                                               $ 606,963      $ 626,224
                                               ==========     ==========

      LONG-LIVED ASSETS
           North America                       $  14,940      $   7,339
           Germany                                36,569         29,479
           Other                                   8,306          7,121
           Intercompany eliminations           (      39)     (      96)
                                               ----------     ----------
                                               $  59,776      $  43,843
                                               ==========     ==========

                                 Three Months Ended       Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
      NET SALES
           North America       $  40,920   $  26,084   $ 103,589   $  85,713
           Germany               118,471      99,680     344,023     278,992
           Other                  47,214      40,972     136,229     117,759
           Intercompany
              eliminations      ( 56,938)   ( 45,358)   (162,884)   (133,279)
                              ----------  ----------   ----------  ----------
                               $ 149,667   $ 121,378   $ 420,957   $ 349,185
                               ==========  ==========  ==========  ==========

      INTERCOMPANY SALES
           North America       $   1,125   $   1,154   $   3,056   $   3,697
           Germany                45,798      35,235     129,034     105,681
           Other                  10,015       8,969      30,794      23,901
           Intercompany
              Eliminations      ( 56,938)   ( 45,358)   (162,884)   (133,279)
                              ----------  ----------   ----------  ----------
                               $      --   $      --   $      --   $      --
                               ==========  ==========  ==========  ==========

      EXTERNAL SALES
           North America       $  39,795   $  24,930    $ 100,533   $  82,015
           Germany                72,673      64,445      214,989     173,311
           Other                  37,199      32,003      105,435      93,859
                               ----------  ----------  ----------  ----------
                               $ 149,667   $ 121,378    $ 420,957   $ 349,185
                               ==========  ==========  ==========  ==========

      INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST

           North America       $(     41)  $     811    $     443  $   2,713
           Germany                19,815      19,041       60,171     51,636
           Other                   4,166       3,945       11,072     11,082
           Intercompany
              eliminations           225    (    872)   (   5,522)  (  2,781)
                               ----------  ----------  ----------  ----------
                               $  24,165   $  22,925    $  66,164  $  62,650
                               ==========  ==========  ==========  ==========

15.  Enterprise Wide Information

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2008       2007        2008        2007
                               ----------  ----------  ----------  ----------
      Macro applications       $  60,284   $  52,352    $ 181,713  $ 146,883
      Marking and micro
           applications           71,302      57,467      196,398    170,753
 	Components                  18,081      11,559       42,846	    31,549
                               ----------  ----------  ----------  ----------
                               $ 149,667   $ 121,378    $ 420,957  $ 349,185
                               ==========  ==========  ==========  ==========


16.  Subsequent Events

Formation of Rofin-Baasel Swiss AG

Effective July 1, 2008 the Company formed Rofin-Baasel Swiss AG in Biel, Switzerland as a wholly owned subsidiary through its wholly owned subsidiary Rofin-Sinar Technologies Europe S.L.

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

Through our global manufacturing, distribution and service network, we provide a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and semiconductor/electronics industries. We sell principally to end-users and original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate our laser sources with other system components. Many of our customers are among the largest global participants in their respective industries.

During the third quarter of fiscal years 2008 and 2007, respectively, we derived approximately 40% and 43% of revenues from the sale and servicing of laser products used for macro applications, approximately 48% and 47% from the sale and servicing of laser products for marking and micro applications, and approximately 12% and 10% from the sale of components.

With a record order backlog and a wide product portfolio servicing a highly diversified customer base, we are confident about our prospects in the near future. The softening of the demand for our macro products from the machine tool industry should be offset by higher demand for our micro and marking laser products, together with increased contribution from the components business.

At June 30, 2008, Rofin-Sinar had 1,746 employees compared to 1,574 employees at June 30, 2007.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months           Nine Months
                                    Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2008       2007         2008        2007
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  58%         57%         57%         58%
Gross profit                        42%         43%         43%         42%
Selling, general and
  administrative expenses           18%         18%         19%         18%
Research and development expenses    7%          6%          7%          6%
Intangibles amortization             1%          1%          1%          1%
Income from operations              16%         17%         16%         17%
Income before income taxes
  and minority interest             16%         19%         16%         18%
Net income                          11%         12%         10%         11%


Net Sales - Net sales of $149.7 million and $421.0 million represent increases of $28.3 million, or 23%, and $71.8 million, or 21%, for the three-month and nine-month periods ended June 30, 2008, as compared to the corresponding periods in fiscal 2007. The increase, for the three months ended June 30, 2008, resulted from a net sales increase of $13.4 million, or 14%, in Europe and Asia, and an increase of $14.9 million, or 60%, in North America, compared to the corresponding period in fiscal 2007. The increase for the nine months ended June 30, 2008, compared to the corresponding period in fiscal 2007, resulted from a net sales increase of $53.3 million, or 20%, in Europe and Asia, and an increase of $18.5 million, or 23%, in North America. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $10.9 million and $37.5 million for the three-month and nine-month periods ended June 30, 2008.

Net sales of laser products for macro applications increased by $7.9 million, or 15%, to $60.3 million and by $34.8 million, or 24%, to $181.7 million for the three-month and nine-month periods ended June 30, 2008 as compared to the corresponding periods of fiscal 2007. The increase can be mainly attributed to the higher demand for lasers for macro applications in the automotive and sub-supplier industries and for CO2 lasers with higher output power to the machine tool industry.

Net sales of lasers for marking and micro applications increased by $13.9 million, or 24%, to $71.3 million for the three months ended June 30, 2008 and by $25.7 million, or 15%, to $196.4 million for the nine months ended June 30, 2008 as compared to the corresponding periods in fiscal 2007. The increase can be mainly attributed to the higher demand for our lasers for micro and marking applications principally in the photovoltaic and semiconductor and electronics industries.

Revenues for the components business increased by $6.5 million, or 56%, to $18.1 million for the three months ended June 30, 2008 and by $11.3 million, or 36%, to $42.8 million for the nine months ended June 30, 2008, mainly due to the recent acquisition and the higher demand for our laser diode products.

Gross Profit - Our gross profit of $62.9 million and $182.2 million for the three-month and the nine-month periods ended June 30, 2008 represents increases of $11.2 million, or 22%, and $35.4 million, or 24%, from the corresponding periods of fiscal year 2007. As a percentage of sales, gross profit decreased slightly from 43% to 42% for the three-month period ended June 30, 2008, as compared to the corresponding period in fiscal year 2007 and increased from 42% to 43% for the nine-month period ended June 30, 2008, as compared to the corresponding period in fiscal year 2007. The changes in gross profit are mainly a result of a different product mix and a higher percentage of sales related to our components business. The gross profit for the quarter ended June 30, 2008, was negatively affected by high volume orders in the micro business. Gross profit was favorably affected by $3.4 million and $12.9 million for the three-month and nine-month periods ended June 30, 2008, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $27.3 million and $78.9 million for the three-month and nine-month periods ended June 30, 2008 represent increases of $5.2 million, or 24%, and $14.5 million, or 23%, from the corresponding periods of fiscal 2007. The increase in SG&A expenses is mainly a result of our increased selling and marketing activities in Asia and additional SG&A expenses from the recent acquisitions. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.0 million and $6.3 million for the three-month and nine-month periods ended June 30, 2008, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development - The Company spent net $10.9 million and $29.9 million on research and development ("R&D") during the three-month and nine-month periods ended June 30, 2008, which represents an increase of 48% and 45% as compared to the corresponding periods of the prior year. The increase in R&D is mainly attributable to the recent acquisitions and relates to investments in new technology. Gross R&D expenses for the three-month periods ended June 30, 2008 and 2007 were $11.0 million and $8.1 million, respectively, and were reduced by $0.1 million and $0.7 million of government grants during each respective period. Gross R&D expenses for the nine-month periods ended June 30, 2008 and 2007 were $30.8 million and $22.2 million, respectively, and were reduced by $0.9 million and $1.6 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.3 million and $3.1 million for the three-month and nine-month periods ended June 30, 2008, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three-month and nine-month periods ended June 30, 2008 amounted to $1.2 million and $5.8 million, respectively. This represents an increase of $0.1 million for the three-month period and of $2.8 million for the nine-month period when compared to the same periods of fiscal year 2007, mainly due to higher amortization of intangible assets related to the recent acquisition.

Other Income/Expenses - Net other income of $0.7 million for the three-month period ended June 30, 2008 represents a decrease of $1.1 million compared to net other income of $1.8 million in the corresponding period of the prior year. Net other expenses of $1.5 million for the nine-month period ended June 30, 2008 represents an increase of $5.3 million in net other expenses compared to net other income of $3.8 million the corresponding period of the prior year. Net interest income, within this category, includes $0.8 million of interest income offset by $0.7 million of interest expense for the three months ended June 30, 2008 and $4.4 million of interest income offset by $1.5 million of interest expense for the nine-month ended June 30, 2008. The decrease in net other income is primarily attributable to lower net interest income of $0.1 million for the three-month period ended June 30, 2008 compared to $1.3 million in the corresponding period of the prior year due to the Company's stock buyback program. The increase in net other expenses in the nine-month period ended June 30, 2008 is primarily attributable to higher exchange losses of $5.1 million and lower net interest income of $3.0 million due to the Company's stock buyback program.

Income Tax Expense - Income tax expense of $7.9 million and $21.9 million for the three-month and nine-month periods ended June 30, 2008 represents an effective tax rate of 33% for the three-month and the nine-month periods, compared to 36% and 37% for the corresponding periods of the prior year. The lower overall effective income tax rate is primarily the result of German tax law changes, resulting in lower income tax rates in Germany, partly offset in the nine month period ended June 30, 2008 by non deductible amortization expenses related to our most recent acquisition. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.2 million and $2.5 million for the three-month and nine-month periods ended June 30, 2008 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $16.1 million and $43.8 million for the three-month and nine-month periods ended June 30, 2008, which represents an increase of $1.8 million for the three-month and $4.9 million for the nine-month from the corresponding periods in fiscal 2007. For the three-month period ended June 30, 2008, basic and diluted net income per common share equaled $0.55 and $0.54, respectively, based upon a weighted average of 29.3 million and 29.9 million common shares outstanding, as compared to basic and diluted net income per common share of $0.46 and $0.45, respectively, for the three-month period ended June 30, 2007, based upon a weighted average of 31.0 million and 31.9 million common shares outstanding.

Liquidity and Capital Resources

On November 7, 2007, the Board of Directors approved a stock buyback plan which authorizes the repurchase of up to $120 million of the Company's Common Stock, or approximately 10% of the shares of Common Stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of June 30, 2008, the Company has bought approximately 2.8 million shares of common stock, under our buyback program for a total amount of $120.0 million, with no remaining shares to be repurchased.

The Company's primary sources of liquidity at June 30, 2008 were cash and cash equivalents of $93.5 million, short-term investments of $18.1 million which include $11.6 million auction rate securities, an annually renewable $25.0 million line of credit with Deutsche Bank AG and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $104.0 million (translated at the applicable exchange rate at June 30, 2008). As of June 30, 2008, $6.7 million, which is due in the short term, was outstanding under the Deutsche Bank facility and $19.7 million (of which $12.6 million is due in the short term) under other lines of credit. Approximately $102.5 million was unused and available under the Company's bank facility and lines of credit at June 30, 2008. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At June 30, 2008, the Company was in compliance with these covenants.

Additionally, the Company has outstanding short-term debt with Deutsche Bank AG and Bayerische Hypo- und Vereinsbank AG of $40.0 million, which was used to finance the stock buyback plan. The Company is not subject to financial covenants on this short-term debt.

Cash and cash equivalents decreased by $25.0 million during the nine months ended June 30, 2008. Approximately $6.9 million in cash and cash equivalents were provided by operating activities, primarily as the result of improved net income and other non-cash items, consisting principally of depreciation and amortization. Operating cash flow was negatively affected by an increase in inventory and a decrease in income tax payables, partially offset by an increase in accounts payables and accrued liabilities.

Net cash provided by investing activities totaled $51.4 million for the nine-month period ended June 30, 2008, and related primarily to the sales of short-term investments ($224.6 million) offset by the purchase of short-term investments ($132.5 million), acquisition of business ($30.2 million) and various additions to property and equipment in the amount of $11.1 million.

Net cash used in financing activities totaled $92.7 million for the nine-month period ended June 30, 2008 and was primarily related to the increase of treasury stock ($120.0 million) and current period repayments of bank debt of $25.7 million, offset by $47.9 million from new borrowings from bank and $4.6 million generated through issuance of new shares from the exercise of stock options.

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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $71.9 million at June 30, 2008 as compared to $29.7 million at June 30, 2007.

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

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2008, with respect to beneficial ownership of the Company's Common Stock and exercisable options by each director.
                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           June 30, 2008       June 30, 2008
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

(1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2008, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of June 30, 2008, the Company maintained cash equivalents and short-term investments of $49.9 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.1 million.

At June 30, 2008, the Company had $15.5 million of variable rate debt on which the interest rate is reset every six months, $2.4 million of variable rate debt on which the interest rate is set annually and $48.6 million of fixed rate debt. Maturities of this debt are as follows: $47.8 million is due in 2008, $13.5 million is due in 2009, $1.0 million is due in 2010, $0.7 million is due in 2011, $0.7 million is due in 2012, $0.3 million is due in 2013 and $2.5 million is due in 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by approximately $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 4.0 million (equivalent to $6.3 million based on the exchange rate at June 30, 2008) to minimize the interest expenses on short term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2008, the Company held Japanese yen forward exchange options with notional amount of Euro 0.7 million and $0.1 million and Euro forward exchange options of Euro
1.0 million. The gain or loss resulting from a 10% change in currency exchange rates would be approximately $0.4 million and $0.1 million respectively.



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


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On November 7, 2007, the Board of Directors approved a stock buyback plan which authorizes the repurchase of up to $120 million of the Company's Common Stock, or approximately 10% of the shares of Common Stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of June 30, 2008, the Company has bought approximately 2.8 million shares of common stock, at an average price of $42.41, under our buyback program for a total amount of $120.0 million, with no remaining shares to be repurchased.


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   August 8, 2008            /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer