Form 10-K
period 2008-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2008-12-01
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the common stock on March 30, 2008 (the last business day of the most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market was approximately $1,332,313,210 For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

28,896,619 shares of the Registrant’s common stock, par value $.01 per share, were outstanding as of November 28, 2008.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held in March 2009 are incorporated by reference herein at Part III, Items 10-14.

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

Based on the revised 2007 industry data of the Optoelectronics Report for laser products used for macro (cutting and welding) applications and marking and micro (fine cutting, fine welding, and perforating) applications combined, the Company had a worldwide market share (based on sales volume) in 2007 of approximately 18%. Using the Optoelectronics Report industry data projected for 2008, the Company believes it has a worldwide market share of approximately 20% and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 47,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2008, 2007, and 2006, approximately 41%, 43%, and 41%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 10%, 9%, and 8% respectively, related to sales of components, and approximately 49%, 48%, and 51%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and the semiconductor and electronics industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2008, 2007, and 2006, 25%, 23%, and 30%, respectively, of the Company’s sales were in North America, 51%, 55%, and 48%, respectively, were in Europe and 24%, 22%, and 22%, respectively, were in Asia. See Note 13, “Geographic Information”, to the consolidated financial statements for further information.

On December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. This purchase resulted in goodwill of $0.2 million. Effective December 3, 2007, the Company purchased the remaining 19% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company now holds 100% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $5.6 million.

Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly-owned subsidiary Rofin-Sinar Laser GmbH. m2k-laser GmbH develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. The same components can also be used for pumping solid-state lasers, which are used for material processing. Additionally the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock. Accordingly, the Company’s financial statements present m2k-laser GmbH as if it was 100%-owned. This purchase resulted in goodwill of approximately $0.6 million.

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include fiber-coupled diode laser systems, continuous-wave and ultra short pulse mode-locked fiber laser systems, and components such as diode lasers for a wide range of material processing applications. The terms of the purchase include payment of deferred purchase price based on Corelase Oy achieving certain long-term financial targets. This purchase resulted in goodwill of approximately $6.9 million.

Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford (UK), through its wholly-owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd. This purchase resulted in goodwill of approximately $0.7 million.

Effective January 24, 2008, the Company purchased Nufern, one of the world’s largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. This purchase resulted in goodwill of $6.6 million.

The acquisition of Nufern is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying consolidated balance sheet at their estimated fair values at January 24, 2008. The Company is in the process of finalizing its valuation of the identified intangible assets related to this acquisition. To the extent the final valuation is different from the Company’s preliminary assessment of fair value, a purchase price adjustment will be made, which could impact the amount of goodwill recorded. Nufern was purchased for cash. In connection with, and as part of the consideration for, the acquisition, the Company agreed to make additional payments to the former Nufern stockholders contingent upon Nufern achieving specific financial performance metrics through calendar year 2008. On November 14, 2008, the Company and the former stockholders entered into an agreement pursuant to which the Company agreed to pay the former Nufern stockholders an aggregate of $5.0 million in full satisfaction of its obligation to make the earn-out payment.

During the quarter ended June 30, 2008, the Company formed Dilas Diodelaser China Company Ltd. in Nanjing (China) through its 95% owned subsidiary Dilas Diodenlaser GmbH.

During the quarter ended June 30, 2008, the Company formed Nanjing Eastern Technologies Company Ltd. in Nanjing (China) as an 80% owned subsidiary.

Effective July 1, 2008, the Company formed Rofin-Baasel Swiss AG in Biel (Switzerland) as a wholly owned subsidiary through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L.

The company is in the process of finalizing the acquisition of 80% of China-based Nanjing Eastern Laser Company Ltd. (NELC) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment.

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split was in the form of a dividend of one share of Common Stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. All share and per share amounts disclosed in the Consolidated Balance Sheet and Statement of Operations and Notes 11, 16 and 17 to the Consolidated Financial Statements have been adjusted to reflect the 2-for-1 stock split. The Board also approved a stock buyback plan. The stock buyback program was completed as per June 30, 2008. The Company bought back approximately 2.8 million shares for an amount of $ 120.0 million.

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

The Company believes that the major sources of its future growth will be the following:

•

Developing New Laser Products through Technological Innovation: Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company’s strategy. The Company is currently focusing its research and development activity on expanding the output power range of its CO2, diffusion cooled, wave-guide Slab lasers and enhancing the performance of its line of high power, fast-flow CO2 lasers. The Company is also expanding its series of end and side pumped, solid-state lasers for marking and micro applications. In addition, the Company is actively engaged in the research and development of its low- and high-power fiber laser to further expand its solid-state laser range for marking, micro and macro applications. In addition, R&D is focused on expanding our component product range, especially in the field of passive and active fibers, laser diodes, power supplies and fiber delivery systems.

•

Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on its traditional target markets (the machine tool, automotive, semiconductor and electronics industries) as well as those markets it has entered more recently (the medical device and photovoltaic industries). The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. To exploit its opportunities by developing new applications for existing laser technologies, the Company is further exploring the potential for use of its high-power, Q-Switch, diode pumped, solid state laser for edge ablation in the photovoltaic industry. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding and micro soldering for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. In the photovoltaic industry the Company intends to further exploit structuring applications for its macro and micro laser products. Such as scribing of thin film solar cells or edge ablation.

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

•

Acquiring Complementary Business Operations or Products: Since 1997 the Company has successfully completed and integrated twelve acquisitions, including its acquisitions of Dilas (1997), assets of Palomar Technologies UK Ltd. (1998), Rasant-Alcotec Beschichtungstechnik GmbH (1999), Baasel Lasertech (2000), Z-Laser S.A. (2001), Optoskand AB (2004), PRC Laser Corporation and Lee Laser, Inc. (2004), H2B Photonics GmbH (2006 and 2007), ES Technologies Ltd. (2007), Corelase Oy (2007), m2k-laser GmbH (2007) and Nufern (2008). Management believes that, collectively, these acquisitions have advanced the Company’s worldwide expansion, consolidated the Company’s position in the industrial laser material processing market and contributed to the Company’s financial performance during the last several years. The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings or provide access to new geographical markets.

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

Diode lasers or laser diodes are based on special semiconductor structures on a Gallium Arsenide (GaAs) die to generate laser light. A typical 10 mm long laser diode bar contains approximately 25 single laser emitters. When mounted on a specially designed, highly-efficient heat sink, a laser diode bar is able to produce up to 100 watts of laser output power. A single high-power laser diode module consists of: (1) a semiconductor laser diode bar; (2) a high-efficient heat sink, on which the laser bar is mounted; and optional (3) a micro-lens system, which is mounted in front of the laser bar to collimate or focus the light. Optical output power can be increased by combining the beamlets of several laser diode modules on top of each other. Through optical combination of such modules, output powers in the kilowatt range can be achieved. Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment, micro-hardening, soldering and plastic welding.

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

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

•	Cutting, welding, and surface treatment (macro applications);

•	marking; and

•	fine cutting, fine welding, and micro structuring (micro applications).

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

The following table sets forth the Company’s net sales of laser products used for macro applications, laser products used for marking and micro applications, and components in fiscal 2008, 2007, and 2006:

	September 30,

Product Category*	2008	2007	2006

	(in thousands)

Laser macro products	$238,518	$205,772	$172,959
Laser marking and micro products	279,123	231,920	213,632
Components	57,637	41,983	34,299

	$575,278	$479,675	$420,890

*	For each laser product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator mirrors and cooling mechanism), power supply, and microcontroller (for control and monitoring). Selected laser systems provided by our Company are equipped with the uniform operating concept “ROFIN Control Unit” (RCU). RCU is a real-time laser and handling control device, which allows control of any laser mode. The user interface allows full access from a terminal (for instance a touch screen) that is located directly on the machines, or via a preceding PC with an Ethernet connection. The standardized ROFIN Control Network (RCN) allows the extended diagnosis of all laser components via the Intranet, the Internet, or WLAN. With the open PLC programming system customers can individually adapt the process sequence. For a more detailed discussion of the components of a laser source, see “Laser Technology”. Products are offered in different configurations and utilize different design principles according to the desired application.

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

Laser macro products	Machine tool	Cutting and welding of metals

	Automotive	Cutting and welding of metals

Laser marking products	Semiconductor and electronics	Marking of integrated circuits, electronic components, smart cards

	Automotive	Marking of labels and car components

Laser micro products	Medical devices, semiconductor and electronics, photovoltaic, dental and jewelry	Spot welding, fine cutting, micro structuring

	Packaging and paper industry	Perforating of cigarette tip paper and plastic foils

Components	Laser industry

LASER MACRO PRODUCTS

The Company’s business strategy for its macro laser business is to grow its revenues by:

•	increasing its market share in its existing CO2 laser market through increased sales of its low- and high- power, diffusion cooled, wave-guide Slab lasers and fast-axial flow CO2 lasers;

•	developing diffusion-cooled Slab lasers with higher output power to achieve higher welding depths or faster cutting speeds and thereby widen their potential usage;

•	further developing the Remote Welding, Tube Welding, Profile Welding, and Scanner Welding System concepts;

•

continuing research and product engineering for its solid-state laser series, including the high-power fiber laser, to further penetrate the market and to further increase the output power for specific applications.

The Company’s family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

DC Slab Series	1.0 kW - 8.0 kW	High Frequency	Machine tool Automotive	Cutting and welding
SC Series	100 W - 600 W	High Frequency	Machine tool Automotive Packaging	Cutting and structuring
XL Series	1.0 kW - 1.5 kW	Direct Current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct Current	Machine tool	Cutting and welding
FH Series	6.0 kW - 8.0 kW	Direct Current	Machine tool	Cutting and welding

The Company believes that it is the only laser manufacturer of diffusion cooled, Slab-based lasers in the high-power range. In the DC Slab Series laser design, a radio-frequency excited gas discharge occurs between two water-cooled electrodes that have a large surface area that permits maximum heat dissipation. The core diffusion cooled, wave-guide technology is protected by three patents, two of which expire in 2009 and one of which expires in 2010, and the Company has exclusive license rights to this technology on a worldwide basis for power levels above 500 watts for material processing applications. Principal markets for the Slab Series lasers are the machine tool and automotive industries.

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

The Company’s SC Series diffusion cooled, wave-guide CO2 lasers are developed and produced by Rofin-Sinar UK Ltd. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. These lasers are used mainly for cutting and structuring applications. Principal markets are the machine tool, automotive and packaging industries.

The Company’s family of solid-state laser products for macro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

DP Series	1.0 kW - 4.0 kW	Laser diodes	Automotive	Cutting and welding
DS Series	1.0 kW - 3.0 kW	Laser diodes	Automotive	Cutting and welding
LY Products	1.0 kW	Flash lamp	Automotive	Cutting and welding
DQ Series	500 W – 800 W	Laser diodes	Automotive, Consumer electronics, Photovoltaic	Surface treatment

Rofin’s DP/DS/LY Series of continuous wave, solid-state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well-suited for integration into complex production systems for cutting and welding applications. The key competitive advantages of the DP/DS Series lasers are the fact that they are diode-pumped and that they are designed to allow multiple power output configurations. These configurations include continuous-wave, pulsed and power ramping modes, which allow Rofin to address a wide range of customer applications. In addition, several features of the DP/DS Series laser are designed for easy maintenance, such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows communication with a remote service center. The diode pumping technology is characterized by high beam quality and high efficiency. These lasers are used principally in the automotive industry. The LY product is a flash lamp pumped, solid-state laser mainly targeting low price markets. The Company’s DQ Series of Q switched, solid-state lasers are designed for applications such as removal, cleaning, and insulation of various materials in the automotive, consumer electronics and photovoltaic markets. To meet the different demands of these target markets, DQ Series lasers offer a couple of set up options which differ in power, pulse energy, and number of laser sources per unit.

The Company’s family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

Diode Lasers	10 W - 3.6 kW	Direct current	Electronics Machine tool Medical device Automotive Photovoltaic	Soldering Surface treatment Plastic welding Plastic welding Soldering, Surface treatment

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

LASER MARKING PRODUCTS

The Company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General Inc. and designed and introduced the “PowerLine” laser marker. Since then the Company has developed a broad line of market leading laser markers that deliver optimal results in terms of quality and speed on a wide range of materials. Based on its vast experience, Rofin offers standardized and customized laser marking systems in different power ranges and wavelengths for use in various industrial segments. Strength and experience in research and development, application and software ensure innovative, standardized and tailored solutions which meet most exigent customer demands. The Company’s laser marking products incorporate high value-added software –VisualLaser Marker and LaserCAD– to facilitate use in the customer’s own environment.

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

•

the Company’s proprietary software – VisualLaserMarker and LaserCAD which provides an interface between the laser marking products and the customer’s computers and supports a broad range of network communication software; and

•	the Company’s focus on innovation, which is reflected in cutting-edge products that satisfy standard as well as complex market requirements.

The Company’s business strategy for its laser marking business is four-fold:

•	to expand its position in worldwide laser marking markets with particular focus on the automotive, smart card, semiconductor and electronics industries;

•	to offer a balanced product portfolio covering different technologies that addresses high-end and general application markets;

•	to pursue application development for existing and new products; and

•	to capitalize on its installed base of lasers by cross-selling the Company’s products to its existing customers.

The Company’s family of laser marking products is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

PowerLine StarMark Series	2 W – 100 W	Laser diodes, Flash lamps or CO2	Semiconductor, electronics, general marking applications	Integrated circuit marking, marking of metals plastics and organic materials, Day and Night design, Smart card
MultiScan	100 W	High Frequency	Packaging	Consumer goods marking
LabelMarker E LabelMarker Compact	Stand-alone laser based system		Automotive Non-automotive	Label marking Label marking

EasyMark II	Laser workstation		General marking applications, medical components, tool industry	Metal and plastics marking

EasyJewel	Laser workstation		Jewelry marking	Metal marking

CombiLine Series	Laser workstation for integration of a wide range of Rofin laser markers		General marking applications	Metal and plastics marking

PowerLine/StarMark Series – The Company’s standard PowerLine and StarMark laser marking products consist of a range of lasers with output power from 2 watts to 100 watts with a galvo-head, a personal computer with state-of-the-art processor and Rofin’s proprietary VisualLaserMarker and LaserCAD software. The modular design of the PowerLine and StarMark markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM-customers may order the laser head and 19” modules, for easy integration into the system specified by the end-user). The PowerLine and StarMark solid-state lasers incorporate either diode modules or a dual or single lamp ceramic cavity design using “long-life” lamps both of which result in higher output power (and therefore higher marking speeds), higher energy efficiency (and therefore reduced operating costs), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions ensure further increase in efficiency in addition to a compact size. PowerLine marking products are also available with fiber lasers with an output power of 20 watts (PowerLine F 20). The Company’s proprietary VisualLaserMarker and LaserCAD software provide customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double marking head allowing speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application - among a wide variety of possible applications - is marking in the semiconductor and electronics industries.

MultiScan VS – This vector scanning marker utilizes a 100 watts sealed-off CO2 laser and features the ability to mark components that are moving at high speeds. The main application is the marking of consumer goods in the packaging industry.

LabelMarker Advanced – This stand-alone, laser based system is Rofin’s state-of-the art solution when it comes to high demands concerning speed and reliability in the process of label marking. The LabelMarker Advanced ensures high efficiency and a short marking time due to an integrated, powerful laser. As a comprehensive all-in-one solution, the LabelMarker Advanced is compact and comfortable. This laser system with a class 1 safety rating can be used in any production area without additional safety requirements.

LabelMarker Compact – This all-in-one desktop label marker combines performance and flexibility with the ability to mark virtually any conventional label material. The user interface with an integrated, comfortable touch panel provides for routine operation and the selection of pre-defined marking layouts. The LabelMarker Compact operates with efficient and low-maintenance thermoelectric cooling. It requires no external water supply and can be connected to any power outlet from 110 V to 240 V. A network interface is available for integration into production control networks.

EasyMark II – The EasyMark II is a class 1 transportable desktop device. The 110 V to 230 V connection and integrated cooling based on thermo-electrical technology guarantee quick and easy initial operation. The EasyMark offers a program-controlled z axis and a rotary axis which can optionally be integrated. An aluminum T-slot plate facilitates mounting of customer-specific work piece carriers. Processing of work pieces of different size and shape is thus possible.

EasyJewel – The EasyJewel is transportable desktop device with a class 1 safety rating specially developed to mark jewelry. The laser system offers the benefits of non-contact, abrasion-resistant, permanent marking onto almost any type of precious material with high speed and precision. Special machine features are quick and exact loading of regular and special shapes, jogging function to reach optimum marking position and various software features.

CombiLine Flexible/CombiLine Advanced – These compact laser workstations have been designed for small and medium-size batches. They integrate a wide range of Rofin laser markers depending on the customer’s specific application. Supply units are incorporated in the housing to provide efficient use of the floor space. Different versions either with rotary or work table with various axes enable exact adaptation to the required tasks.

LASER MICRO PRODUCTS

After the acquisition of Baasel Lasertech in 2000, the Company formed a separate sales and marketing group focused on micro applications. This group markets and sells a broad range of laser products, including lamp pumped, pulsed, solid-state lasers for various spot welding and fine cutting applications, CO2 Slab lasers for perforating applications, Q switched solid-state lasers for surface structuring and diode lasers for soldering and plastic welding applications. The Company’s business strategy for its micro applications business is to:

•

further increase its share of the spot welding market in the jewelry industry and develop customers in other industries, such as consumer electronic industry that use a similar product and technology for industrial applications;

•	focus on manufacturers of medical instruments and implants within the medical device industry using mainly the applications cutting and welding;

•

increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods; and

•	develop new markets for glass cutting and solar-cell structuring applications.

The Company’s family of laser products for micro applications is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

StarWeld Series	40 W - 500 W	Flash Lamp	Jewelry, Medical device Electronics	Spot and seam welding
StarPulse	40 W + 90 W	Flash Lamp	Medical device Electronics	Spot and seam welding
StarFiber	100 W – 200 W	Diode	Electronics Medical device	Fine cutting Fine welding
X-Lase	1 W – 24 W	Diode	Semiconductor, Electronics Solar cell	Micro structuring
DS Disc Series	60 W – 100 W	Diode	Electronics	Cutting Structuring
StarCut Series	12 W – 150 W	Flash Lamp/Diode	Medical	Fine cutting
PerfoLas Systems	n.a.	n.a.	Paper	Perforating
StarShape Systems	n.a.	n.a.	Packaging	Cutting Drilling Structuring
Series 800	8 W – 1000 W	Flash Lamp	OEM	Micro/Marking
Series 600	8 W – 100 W	Flash Lamp	OEM	Micro/Marking
Series LDP	10 W - 200 W	Diode	OEM	Micro/Marking
Series LEP	4 W – 6 W	Diode	OEM	Micro/Marking
Series LDPP	10 W – 50 W	Diode	OEM	Fine cutting
Series LLP	500 W – 1000 W	Flash Lamp	OEM	Welding Cutting

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

StarFiber Series - The robust and compact fiber laser systems of the StarFiber Series achieve nominal powers of 100 watts up to 200 watts. The lasers can be operated in either pulsed or continuous wave mode. The StarFiber Series is designed for a broad range of applications for fine welding and fine cutting, such as welding of electromechanic components or fine cutting, e.g. in the production of medical devices.

X-Lase – The X-Lase Series comprise of picosecond pulse mode-locked fiber laser systems with a maximal output power of 24 watts. Main markets are in the semiconductor, solar cell, electronics, and display industries. In these industries the X-Lase products can be used for thin film patterning, ablation and scribing applications.

DS Disc Series – Rofin’s Disc laser products use laser diodes as the source of excitation to pump a thin crystal (disc). The output power is in the range of 60 watts to 100 watts and the main application is structuring or cutting of electronics.

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

Series LDPP are diode pulse-pumped Nd:YAG lasers that are designed specifically to precision cut thin metals. Main market is the medical devices industry.

Series LLP are lamp-pumped solid-state lasers designed for welding and cutting applications.

COMPONENT PRODUCTS

Power Supplies – The Company offers power supplies for pulsed and continuous wave solid-state lasers, CO2 lasers, diode lasers, as well as RF generators for acousto-optic Q-switches through its wholly-owned subsidiary PMB Elektronik GmbH.

Fiber and Optics Technology – Special fiber lasers, fiber coupling products and optical engines for primary use in fiber lasers are manufactured and marketed by the Company’s Finland-based subsidiary Corelase Oy.

Laser Diodes and Modules – High-power semiconductor components such as high power, high-brightness laser diodes and modules are manufactured and marketed by the Company’s subsidiaries Dilas Diodenlaser GmbH, Dilas Diodelaser Inc., and m2k-laser GmbH.

Fibers and Fiber Optic Beam Deliveries - Fibers, fiber components, beam splitters or switches and beam combiners designed for use in industrial lasers or as beam delivery systems are manufactured and marketed by Optoskand AB.

Active and passive fibers, amplifiers and other fiber laser technology components are developed, manufactured and marketed by Nufern, East Granby.

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

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries. Our three principal markets are the machine tool, automotive, and semiconductor and electronics industries. The following table sets forth the allocation of the Company’s total laser sales among our principal markets:

	Fiscal Years

Principal Market	2008	2007	2006	Primary Applications

Machine Tool	33%	36%	31%	Cutting and welding

Semiconductor and Electronics	27%	23%	18%	Marking of integrated circuits, electronic components, smart cards, and structuring of solar cells

Automotive & Sub-Supplier	11%	8%	7%	Cutting, welding and component marking

	71%	67%	56%

The remaining 29%, 33%, and 44%, of total laser sales in fiscal 2008, 2007, and 2006, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturing, flexible packaging, job shops, jewelry, universities and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 55 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin’s products into their own production systems. Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating Rofin’s products without any substantial involvement by Rofin. Lasers for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit, solar cell, and smart card marking applications). Laser micro products are marketed and sold directly to end-users and to OEM-customers (mainly for solar cell and jewelry applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component. In these cases, Rofin’s application engineers work directly with the end-user to optimize the application’s performance and demonstrate the advantages of the Company’s products.

Rofin has approximately 140 direct sales engineers operating in 24 countries, approximately 40 of whom are dedicated to marketing lasers for macro applications and approximately 100 of whom are dedicated to marketing lasers for marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 22 independent representatives marketing the Company’s laser products in Australia, Argentina, Brazil, China, Denmark, Eastern Europe, Finland, India, Israel, Italy, Northern Africa, the Philippines, Russia, Singapore, South Africa, Scandinavia, Slovenia, Thailand, Turkey, and the United Kingdom. These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin’s products. All sales and delivery of product are conducted by the Company. Seventeen of the independent representative agreements are on an exclusive basis, with the other five on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six month cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg (Germany), and of laser diode components, from Mainz (Germany), Tucson, Arizona, and Freiburg (Germany). Worldwide sales and marketing of laser marking products is directed from Rofin’s offices in Gunding-Munich (Germany) and, for laser micro products and power supplies, from Starnberg (Germany). Optical engines for fiber lasers for the worldwide market are sold and marketed from Tampere (Finland) and East Granby (USA) and fiber optics and beam delivery systems are sold and marketed from Gothenburg, Sweden. In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland, and the United Kingdom.

North American sales of Rofin’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan facility and of its marking products are managed out of its Boxborough, Massachusetts facility. The Company also maintains a sales office in Tempe, Arizona to support the expansion of Rofin’s laser marking business in the North American market and a new sales and service office in Mississauga (Canada) to support the Canadian market.

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

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During each of fiscal 2008, 2007, and 2006, approximately 35% of the Company’s revenues were generated from sales of after-sales services, replacement parts and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers. This close relationship is maintained as customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. Rofin has 347 customer service personnel. The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser-operating techniques, and processing technology. Most of the Company’s OEM-customers also provide customer service and support to end-users.

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

Of Rofin’s 347 customer service personnel, approximately 210 employees operate in the field in about 50 countries. Field service personnel are also involved in the installation of the Company’s systems.

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

In addition, the Company offers components such as OEM laser modules, optical engines, laser diodes, active and passive fibers, fiber optic delivery systems, and power supplies. These high-technology components are mainly sold to other laser manufacturer into their product portfolio.

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

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf and Fanuc (for high-power CO2 lasers), Synrad and Coherent (for low-power CO2 lasers), Trumpf and IPG (for solid-state lasers) and Laserline and Jenoptik (for diode lasers and laser diodes) compete in certain of the markets in which Rofin operates. However, in the Company’s opinion, none of these companies compete in all of the industries, applications and geographic markets currently served by Rofin. We believe that only Trumpf has a product range and worldwide presence similar to that of the Company.

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

The Company’s laser marking products compete with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company’s micro products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro market include Trumpf, GSI Group, Unitek Miyachi, Lasag, IPG and Control Laser.

Rofin also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting, and marking. The Company believes that as manufacturing industries continue to modernize, seek to reduce production costs and require more precise and flexible production, the features of laser-based systems will become more desirable than systems incorporating conventional material processing techniques and processes. The increased acceptance of these laser applications by industrial users will be enhanced by laser product line expansion to include lower and higher power CO2 lasers, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of lower and higher power diode lasers and diode pumped, solid-state lasers, including fiber lasers, capable of performing heavy industrial material processing and marking and micro applications.

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2 and solid-state laser macro products at its Hamburg (Germany), Plymouth, Michigan, Landing, New Jersey, and Kingston upon Hull (UK) facilities. The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Oxford (UK), Singapore, and Boxborough, Massachusetts. Rofin’s micro application products are manufactured and tested in Starnberg (Germany), Tampere (Finland) and Orlando, Florida. The Company’s diode laser products are manufactured and tested at its Mainz (Germany), Freiburg (Germany) and Tucson, Arizona, facilities. The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany). The Company’s active and passive fibers are manufactured and tested in East Granby, Connecticut.

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

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, Mainz (all Germany), East Granby, Connecticut, and Tucson, Arizona, facilities are ISO 9001 certified. In addition, the following facilities are ISO 9002 certified: Pamplona (Spain), Milan (Italy), Paris (France), Willerby (UK), Gothenburg (Sweden) and Singapore.

RESEARCH AND DEVELOPMENT

During fiscal 2008, 2007, and 2006, Rofin’s net spending on research and development was $41.1 million, $27.8 million, and $24.0 million, respectively. The Company’s net spending on research and development reflects receipt of funding under German government and European Union grants totaling $1.3 million, $2.3 million, and $1.2 million in fiscal 2008, 2007, and 2006, respectively. Rofin has approximately 229 employees engaged in product research and development.

Rofin’s research and development activities are directed at meeting customers’ manufacturing needs and application processes. Core competencies include CO2 gas lasers, solid-state lasers, diode lasers, precision optics, electronic power supplies, fibers, fiber optics, beam delivery, control interfaces, software programming and systems integration. The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

The Company’s research and development activities are carried out in thirteen centers in Hamburg, Gunding-Munich, Starnberg, Freiburg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Tampere (Finland), Plymouth, Michigan, Landing, New Jersey, Orlando, Florida, Tucson, Arizona and East Granby, Connecticut (all USA), and are centrally coordinated and managed. Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for “Technische Physik” of the German Space and Aerospace Research Center in Stuttgart, the Institute for “Strahlwerkzeuge” of the University of Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Edinburgh in the United Kingdom. These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

INTELLECTUAL PROPERTY

Rofin owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques and inventions.

While policies and procedures are in place to protect critical intellectual property rights, Rofin believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of Rofin’s personnel. The Company is also a worldwide licensee of two U.S. patents, one Japanese patent and their corresponding foreign counterparts, which expire in 2009 and 2010, respectively. These licenses are exclusive for industrial material processing applications of 500 watts and above for the diffusion cooled, wave-guide technology used in the Company’s Slab Series CO2 lasers and non-exclusive for applications below 500 watts. In Rofin’s view, the technology protected by these three patents represents a significant step forward in industrial laser technology for material processing and is an important source of Rofin’s current revenues and future growth and profitability.

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe, and Japan. Rofin currently holds 177 separate patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2009 to 2026. In addition, 67 patent applications have been filed and are under review by the relevant patent authorities. The Company holds 62 exclusive and non-exclusive patents licenses with relevance to its products and laser technology. Rofin requires its employees and certain of its customers, suppliers, representatives, agents and consultants to enter into confidentiality agreements to further safeguard Rofin’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $143.4 million, $116.6 million, and $84.9 million, as of September 30, 2008, 2007, and 2006, respectively. The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The increase in the Company’s order backlog from September 30, 2007 to September 30, 2008 was attributable to 8% higher orders for macro applications, 22% higher orders for micro and marking applications and 41% higher orders for components. The fluctuation of the U.S. dollar in fiscal 2008 had a favorable effect of approximately $11.2 million on year-to-year order backlog. The increase in the Company’s order backlog from September 30, 2006 to September 30, 2007, was attributable to 24% higher orders for macro applications (including components) and 14% higher orders for micro and marking applications. The fluctuation of the U.S. dollar in fiscal 2007 had a favorable effect of approximately $5.1 million on year-to-year order backlog.

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

The Company anticipates shipping the present backlog during fiscal 2009. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

At September 30, 2008, Rofin had 1,775 full-time employees, of which 945 were in Germany, 331 in the United States, 7 in Canada, 39 in France, 49 in Italy, 125 in the United Kingdom, 30 in Spain, 9 in the Netherlands, 48 in Sweden, 22 in Finland, 11 in Belgium, 2 in Switzerland, 34 in Singapore, 14 in Korea, 19 in Taiwan, 57 in China, and 33 in Japan, whereas at September 30, 2007, Rofin had 1,609 full-time employees, of which 900 were in Germany, 255 in the United States, 6 in Canada, 40 in France, 48 in Italy, 126 in the United Kingdom, 30 in Spain, 9 in the Netherlands, 43 in Sweden, 20 in Finland, 11 in Belgium, 30 in Singapore, 13 in Korea, 17 in Taiwan, 31 in China, and 30 in Japan. The average number of employees for the fiscal year ended September 30, 2008, was 1,700.

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

The Company believes that its laser products for macro, micro and marking applications and components are in substantial compliance with all applicable laws for the manufacture of laser devices.

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

DOWNTURNS IN THE INDUSTRIES WE SERVE, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, AND SEMICONDUCTOR AND ELECTRONICS INDUSTRIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, and semiconductor and electronics industries. We estimate that approximately 71% of our laser sales during fiscal year 2008 were to these three industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during a downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any downturn or slowdown in the machine tool, automotive, and semiconductor and electronics industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 69% of our current sales are denominated in other currencies, including the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Japanese yen, Korean won, Taiwanese NT dollar, Canadian dollar, and Chinese RMB. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold, gross margin, and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

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

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 55 countries, with Germany, the rest of Europe, the United States, and the Asia/Pacific region being our principal markets. Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

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

WE DEPEND ON THE ABILITY OF OUR OEM CUSTOMERS TO INCORPORATE OUR LASER PRODUCTS INTO THEIR SYSTEMS.

Our sales depend in part upon the ability of our OEM customers to develop and sell systems that incorporate our laser products. Adverse economic conditions, inadequate liquidity, large inventory positions, limited marketing resources, and other factors affecting these OEM customers could subject us to risks of business failure by such customers and potential credit and inventory risks, and thus could have a substantial impact upon our financial results. We cannot provide assurances that our OEM customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

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

We have experienced and expect to continue to experience some fluctuations in our quarterly results. We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ Global Select Market and the Frankfurt Stock Exchange, to fluctuate, perhaps substantially. Factors which may have an influence on the Company’s operating results in a particular quarter include:

•	general economic uncertainties;

•	fluctuations in demand for, and sales of, our products or prolonged downturns in the industries that we serve;

•	the timing of the receipt of orders from major customers;

•	product mix;

•	competitive pricing pressures;

•	the relative proportions of domestic and international sales;

•	our ability to design, manufacture and introduce new products on a cost-effective and timely basis;

•	the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities;

•	foreign currency fluctuations;

•	ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity desired and at the prices we have budgeted;

•	our ability to control expenses; and

•	costs related to acquisitions of businesses.

These and other factors make it difficult for us to release precise predictions regarding the results and the development of our business. In addition, current conditions in the domestic and global economies are extremely uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole or of capital expenditures in the industrial markets we serve. Because all of the components of our budgeting and forecasting are dependent on estimates of spending within these markets, the prevailing economic uncertainty renders estimates of future revenue and expenses even more difficult than usual to make. In addition, our backlog at any given time is not necessarily indicative of actual sales for any succeeding period. As our delivery schedule typically ranges from one week to six months, our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. Accordingly, the Company’s results of operations are subject to significant fluctuations from quarter to quarter. See also “Business - Order Backlog”.

Other factors that we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by us or our competitors, developments with respect to intellectual property and shortfalls in our operations relative to analysts’ expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor and electronics, machine tool, and automotive industries, may adversely affect the market prices of our common stock on the NASDAQ Global Select Market and the Frankfurt Stock Exchange.

THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD INCREASE OUR COSTS, REDUCE OUR SALES OR CAUSE US TO LOSE MARKET SHARE.

The laser industry is characterized by significant price and technical competition. Our current and proposed laser products for macro, marking and micro applications, and components compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, and larger installed customer bases than us.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE NEW OPERATIONS OR INTEGRATE FUTURE ACQUISITIONS, WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

An important part of our growth strategy is making strategic acquisitions of companies with complementary operations, technologies or products. We regularly review potential acquisitions and periodically engage in discussions regarding such possible acquisitions. We may be unable to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. Future acquisitions may require us to obtain additional debt or equity financing, which may not be available on terms acceptable to us, if at all. In connection with future acquisitions, we may assume the liabilities of the companies we acquire. Any debt that we incur to pay for future acquisition could contain covenants that restrict the manner in which we operate our business. Any new equity securities that we issue for this purpose would be dilutive to our existing stockholders. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results.

In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

•	we may be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the synergies, cost savings or other financial benefits we anticipated.

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 22% of our revenues are derived from sales of products that require specialized components only available from single sources. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any. If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance, and market acceptance.

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

We currently hold 177 United States and foreign patents on our laser sources, with expiration dates ranging from 2009 to 2026. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. Of particular importance is the license of three patents related to the sales of our Slab Series CO2 lasers, which we estimate to account for approximately 25% of our revenue in fiscal year 2008. Two of these licenses expire in 2009 and one expires in 2010. In addition, 67 patent applications have been filed and are under review by the relevant patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also “Business - Intellectual Property”.

From time to time, we receive notices from third parties alleging infringement of such parties’ patent or other proprietary rights by our products. While these notices are common in the laser industry and we have in the past been able to develop non-infringing technology or license necessary patents or technology on commercially reasonable terms, there can be no assurance that we would in the future prevail in any litigation seeking damages or expenses from us or to enjoin us from selling products on the basis of such alleged infringement, or that we would be able to develop any non-infringing technology or license any valid and infringed patents on commercially reasonable terms. In the event any third party made a valid claim against us or our customers and a license was not made available to us on commercially reasonable terms, we would be adversely affected.

CHANGES IN TAX RATES, TAX LIABILITIES OR TAX ACCOUNTING RULES COULD AFFECT FUTURE RESULTS.

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased		Size** (sq. ft.)	Primary Activity

Hamburg, Germany	Owned	*	165,015	CO2 lasers, solid-state lasers, diode lasers
Starnberg, Germany	Leased		111,603	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased		85,951	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased		52,128	CO2 lasers, laser micro and marking systems
Kingston upon Hull,
United Kingdom	Leased		48,485	Low-power CO2 lasers
Orlando, Florida	Owned		35,207	Solid-state lasers
Landing, New Jersey	Owned		34,292	CO2 lasers
Mainz, Germany	Leased		38,758	Diode lasers and components
Boxborough, Massachusetts	Leased		22,512	Laser marking systems
Gothenburg, Sweden	Leased		21,337	Fiber optic production
Overath, Germany	Leased		12,417	Coating of materials
Oxford, United Kingdom	Leased		11,578	Laser marking systems
Sakai, Atsugi-shi, Japan	Leased		9,763	CO2 lasers
Tampere, Finland	Leased		9,964	Fiber lasers, Optical engines
Pamplona, Spain	Owned		7,532	Laser marking systems
Singapore	Leased		6,047	Laser marking products
Freiburg, Germany	Leased		4,947	Laser diodes
Tucson, Arizona	Leased		5,853	Components
East Granby, Connecticut	Leased		57,000	Fibers

*	The facility is owned by Rofin-Sinar Laser GmbH (“RSL”); the real property on which the facility is located is leased by RSL under a 99-year lease.

**	Includes sales, administration and research and development facilities where applicable.

The Kingston upon Hull (United Kingdom) facility lease expires in 2012. The Gunding-Munich (Germany) moved to another facility in the beginning of 2008. This new main facility is leased until 2017. The leases on the Company’s Japanese facilities in Atsugi-shi expire in 2011, with a renewal option for five years. The Mainz (Germany) main facility leases expire in 2011 and 2017, the Overath (Germany) facility leases expire in 2013, and the Freiburg (Germany) facility leases expire in 2012. The Singapore facility lease expires in 2009. The Starnberg (Germany) main facility is leased until 2017 from a member of the Company’s board of and includes a clause to terminate the lease contract within a two-year notice period during the contract. The leases on its U.S. facilities in Boxborough, Massachusetts, Plymouth, Michigan, Tucson, Arizona, and East Granby, Connecticut expire in 2010, 2012, 2013, and 2010 respectively. The Gothenburg (Sweden) facility lease expires in 2011, with a renewal option for three years. The Tampere (Finland) facility is leased with no expiration date but can be terminated upon three months notice from the landlord and a one month notice from the lessee.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Starnberg, Gunding-Munich, Mainz, Freiburg, Kingston upon Hull, Gothenburg, Tampere, East Granby, Plymouth, Landing, and Orlando locations. The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona (Spain), and Seoul (South Korea) properties which are owned.

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

A licensor of patents covering the technology used in certain of the Company’s CO2lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit. The Company is still waiting for a response from the licensor. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company’s financial condition or results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of our fiscal year ended September 30, 2008.

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

	Common Stock Trade Prices

Quarter ended	High	Low

December 31, 2006	$31.86	$28.67
March 31, 2007	$32.72	$28.17
June 30, 2007	$35.15	$29.95
September 30, 2007	$36.55	$32.54
December 31, 2007	$48.58	$36.55
March 31, 2008	$47.15	$34.72
June 30, 2008	$47.93	$30.20
September 30, 2008	$42.34	$28.54

At November 28, 2008, the Company had 7 holders of record of its Common Stock and 28,896,619 shares outstanding. A significantly greater number of holders of the Company’s Common Stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers and other financial institutions. The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

During the fiscal year 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act.

There were no purchase of Common Stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth fiscal quarter of the fiscal year 2008.

On November 7, 2007, the Board of Directors had approved a stock buyback plan which authorized the repurchase of up to $120 million of the Company’s common stock, or approximately 10% of the shares of Common Stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares were repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, including the quantity, timing and price thereof.

Period	Total Number of Shares (In Thousands)	Average Price Paid Per Share		Total Number of Shares Purchased as part of Publically Announced Plans or Programs (In Thousands)	Approximate Dollar Value that may yet be Purchased Under the Plans or Program

November 15, 2007 thru November 30, 2007	405	$44		405	$102,224

December 3, 2007 thru December 31, 2007	1,289	$46	2/3	1,289	$42,028

May 2, 2008 thru May 19, 2008	1,136	$37		1,136	$4

Total	2,830	$42	2/5	2,830

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

The graph assumes that the value of the investment in Rofin-Sinar Technologies Inc. Common Stock, the NASDAQ Stock Market Index, and the S&P Technology Sector Index each was $100 on September 30, 2003, and that all dividends were reinvested. The S&P Technology Sector Index is weighted by market capitalization. The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rofin-Sinar Technologies Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

*$100 invested on 9/30/03 in stock & index-including reinvestment of dividends.
Fiscal year ending September 30.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	Rofin-Sinar Technologies Inc.	NASDAQ Stock Market Index	S&P Technology Sector Index

9/30/03	100	100	100
9/30/04	139.77	107.74	101.96
9/30/05	180.73	123.03	115.67
9/30/06	289.11	131.60	119.44
9/30/07	334.02	158.88	147.30
9/30/08	291.25	119.05	112.87

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2008. The information set forth below should be read in conjunction with the consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this Annual Report on Form 10-K.

	Year ended September 30,

	2008	2007	2006	2005	2004

	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$575,278	$479,675	$420,890	$375,191	$322,628
Cost of goods sold	327,286	276,402	242,619	222,189	190,473
Gross profit	247,992	203,273	178,271	153,002	132,155
Selling, general & administrative expenses	103,781	86,468	76,900	66,171	58,336
Research & development expenses	41,113	27,830	23,968	22,565	20,473
Amortization expense	6,769	4,251	3,532	5,270	2,389
Income from operations	96,329	84,724	73,871	58,996	50,957
Net interest expense (income)	(2,960)	(5,028)	(2,588)	148	1,771
Income before income taxes	97,225	87,115	76,664	58,570	50,078
Income tax expense	33,466	31,838	27,041	20,595	17,648
Net income	63,759	55,277	49,623	37,975	32,430
Earnings per common share – Basic	$2.15	$1.78	$1.62	$1.26	$1.21
Earnings per common share – Diluted	$2.09	$1.74	$1.58	$1.22	$1.16
Shares used in computing earnings per share – Basic	29,640	30,975	30,568	30,143	26,957
Shares used in computing earnings per share – Diluted	30,446	31,806	31,374	31,122	28,040

OPERATING DATA (as percentage of sales):
Gross profit	43.1%	42.4%	42.4%	41.0%	41.0%
Selling, general & administrative expenses	18.0%	18.0%	18.3%	17.6%	18.1%
Research & development expenses	7.1%	5.8%	5.7%	6.0%	6.4%
Income from operations	16.7%	17.7%	17.6%	15.7%	15.8%
Income before income taxes	16.9%	18.2%	18.4%	15.8%	15.5%

BALANCE SHEET DATA:
Working capital	$257,954	$344,907	$282,659	$222,002	$163,540
Total assets	583,660	626,224	501,521	428,638	413,806
Line of credit and loans	66,674	40,592	35,416	41,002	54,802
Stockholders’ equity	402,258	448,923	358,440	294,166	257,384

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Based on the revised 2007 industry data of the Optoelectronics Report for laser products used for macro (cutting and welding) applications and marking and micro (fine cutting, fine welding, and perforating) applications combined, the Company had a worldwide market share (based on sales volume) in 2007 of over 18%. Using the Optoelectronics Report industry data projected for 2008, the Company believes it has a worldwide market share of approximately 20% and that it is among the largest suppliers of laser products used for marking applications worldwide. The Company has sold more than 47,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2008, 2007, and 2006, approximately 41%, 43%, and 41%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 10%, 9%, and 8% respectively, related to sales of components, and approximately 49%, 48%, and 51%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to three principal target markets: the machine tool, automotive, and the semiconductor and electronics industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2008, 2007, and 2006, 25%, 23%, and 30%, respectively, of the Company’s sales were in North America, 51%, 55%, and 48%, respectively, were in Europe and 24%, 22%, and 22%, respectively, were in Asia. See note 13, “Geographic Information”, to the consolidated financial statements for further information.

Outlook

Management believes that the general slowdown of the industrial markets and recent fluctuations in exchange rates will have an impact on the Company’s future business. Mid-term predictions are currently quite difficult, but we are confident that our focus on emerging industries and regions is the right strategy for sustained long-term success. Our success in this challenging macroeconomic environment will also depend on our ability to further diversify our markets, enhance our global presence and serve a broader customer base. We should be able to capitalize on our recent investment in Switzerland, India, and China. In addition, addressing less cyclical industries such as military and defense industry should help us to compensate a slowdown in other branches.

Acquisitions and Formation of New Entities

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

Effective May 14, 2007, the Company purchased an additional 45% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary Carl Baasel Lasertechnik GmbH. The Company currently holds 85% of the share capital of H2B Photonics GmbH. This purchase resulted in goodwill of approximately $0.1 million.

Effective December 3, 2007, the Company purchased the remaining 19% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company now holds 100% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $5.6 million.

Effective January 24, 2008, the Company purchased Nufern, one of the world’s largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. This purchase resulted in goodwill of $6.6 million. The acquisition of Nufern is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying condensed consolidated balance sheet at their estimated fair values at January 24, 2008. The Company is in the process of finalizing its valuation of the identified intangible assets related to this acquisition. To the extent the final valuation is different from the Company’s preliminary assessment of fair value, a purchase price adjustment will be made, which could impact the amount of goodwill recorded. Nufern was purchased with cash and the Company is contingently obligated to make an additional amount in potential earn out payments based on Nufern achieving specific financial performance metrics through calendar year 2008.

During the quarter ended June 30, 2008, the Company formed Dilas Diodelaser China Company Ltd. in Nanjing (China) through its 95%-owned subsidiary Dilas Diodenlaser GmbH.

During the quarter ended June 30, 2008, the Company formed Nanjing Eastern Technologies Company Ltd. in Nanjing (China) as an 80%-owned subsidiary.

Effective July 1, 2008 the Company formed Rofin-Baasel Swiss AG in Biel (Switzerland) as a wholly-owned subsidiary through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L.

The company is in the process of finalizing the acquisition of 80% of China-based Nanjing Eastern Laser Company Ltd. (NELC) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Fiscal Year ended September 30,

	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	56.9%	57.6%	57.6%
Gross profit	43.1%	42.4%	42.4%
Selling, general and administrative expenses	18.0%	18.0%	18.3%
Research & development expenses	7.1%	5.8%	5.7%
Intangibles amortization	1.2%	0.9%	0.8%
Income from operations	16.7%	17.7%	17.6%
Income before income taxes	16.9%	18.2%	18.2%
Net income	11.1%	11.5%	11.8%

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Sales – Net sales of $575.3 million represents an increase of $95.6 million, or 20%, over the prior year. Net sales increased $66.2 million, or 18%, in Europe/Asia and $29.4 million, or 26%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $45.0 million. Net sales of laser products for macro applications increased by 16% to $238.5 million, primarily due to the higher demand for our lower and higher power CO2 lasers from OEM customers in the automotive industry. Net sales of lasers for marking and micro applications increased by 20% to $279.1 million compared to fiscal year 2007, mainly due to the higher demand for our lasers for micro and marking applications principally from the photovoltaic and electronics industries. Revenues for the component business increased by 37% to $58 million, primarily due to the Company’s last acquisition and higher sales related to laser diodes.

Gross Profit – The Company’s gross profit of $248.0 million increased by $44.7 million, or 22%, over the prior year. As a percentage of sales, gross profit increased to 43%. The increased percentage margin in fiscal year 2008 was primarily a result of a favorable product mix, an increase in the components business and higher production efficiencies gained primarily in the manufacturing of high-power CO2 lasers. Gross profit was favorably affected by $15.5 million in fiscal year 2008 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $17.3 million, or 20%, to $103.8 million, compared to fiscal year 2007 primarily as a result of our increased selling and marketing activities, mainly in Asia, the acquisition of our new companies, and higher commissions related to our record-high revenues. Selling, general and administrative expenses were impacted by $0.5 million higher stock-based compensation expenses compared to fiscal year 2007. As a percentage of net sales, selling, general and administrative expenses remained at 18%. Selling, general and administrative expenses were unfavorably affected by $7.2 million in fiscal year 2008 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development – The Company’s net expenses for research and development amounted to $41.1 million, which represents an increase of $13.3 million, or 48%, over fiscal year 2007 primarily due to ongoing research and development work mainly in the area of fiber lasers, R&D expenses from the new acquired subsidiaries and lower R&D grants. Gross research and development expenses for fiscal years 2008 and 2007 were $42.3 million and $30.1million, respectively, and were reduced by $1.2 million and $2.3 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, especially in Europe. Research and development expenses were unfavorably affected by $3.8 million in fiscal year 2008 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Other Income - Net other income of $1.5 million fiscal year 2008 represents a decrease of $2.0 million compared to the prior year. As a result of our share buyback program, net interest income decreased to $3.0 million in fiscal year 2008, compared to net interest income of $5.0 million in fiscal 2007. The interest income is offset by $1.9 million of foreign currency losses in fiscal 2008 compared to $2.1 million in fiscal 2007.

Income Tax Expense – Income tax expense of $33.5 million in fiscal year 2008 and $31.8 million in fiscal year 2007, represent effective tax rates of 34.4% and 36.6% for the respective periods. The lower effective income tax rate in fiscal year 2008 is mainly due to a reduced effective tax rate in Germany as a result of a change in German income tax law. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $3.3 million in fiscal 2008 due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income – As a result of the foregoing factors, the Company’s net income of $63.8 million ($2.09 per diluted share, based on 30.4 million weighted average common shares outstanding) in fiscal year 2008 increased by $8.5 million over the prior year’s net income of $55.3 million ($1.74 per diluted share, based on 31.8 million weighted average common shares outstanding). Currency translation increased net income by $0.9 million in fiscal year 2008.

Fiscal Year 2007 Compared to Fiscal Year 2006

Net Sales – Net sales of $479.7 million represents an increase of $58.8 million, or 14%, over the prior year. Net sales increased $72.7 million, or 25%, in Europe/Asia and decreased $13.9 million, or 11%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $26.8 million. Net sales of laser products for macro applications increased by 19% to $205.8 million, primarily due to the higher demand for our lower and higher power CO2 lasers from OEM-customers in the machine tool industry. Net sales of lasers for marking and micro applications increased by 9% to $231.9 million compared to fiscal year 2006, mainly due to the higher demand for our lasers for micro and marking applications principally from the photovoltaic, electronics, and medical device industries. Revenues for the component business increased by 22% to $42.0 million, primarily due to higher sales related to laser diodes and fiber-optic products.

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

Research and Development – The Company’s net expenses for research and development amounted to $27.8 million, which represents an increase of $3.8 million, or 16%, over fiscal year 2006 primarily due to ongoing research and development work mainly in the area of high-power fiber lasers, diode pumped, solid-state lasers, and CO2 lasers. Gross research and development expenses for fiscal years 2007 and 2006, were $30.1 million and $25.2million, respectively, and were reduced by $2.3 million and $1.2 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, especially in Europe. Research and development expenses were unfavorably affected by $2.0 million in fiscal year 2007 due to the fluctuation of the U.S. dollar.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity at September 30, 2008, were cash and cash equivalents of $114.5 million, short-term investments of $2.0 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, a long-term loan with Deutsche Bank AG of $7.2 million and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $94.3 million (translated at the applicable exchange rate at September 30, 2008). Additionally, the Company had outstanding short-term debt with Deutsche Bank AG and Bayerische Hypo und Vereinsbank AG of $40.0 million, which was used to finance the stock buyback plan. As of September 30, 2008, $3.2 million was outstanding under the $25.0 million Deutsche Bank facility, $7.2 million was outstanding from the long-term loan with Deutsche Bank and $16.3 million under other lines of credit. Therefore, $99.8 million is unused and available under Rofin’s lines of credit. The Company is subject to financial covenants under these facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2008, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $4.0 million during fiscal year 2008. Approximately $32.6 million in cash and cash equivalents were provided by operating activities, primarily as the result of increased net income and other non-cash items, principally depreciation and amortization. Operating cash flow was negatively affected by a decrease in income tax payable and an increase in accounts receivables and in inventories.

Net cash provided by investing activities totaled $52.2 million for the year ended September 30, 2008, and related primarily to the sale of short-term investments ($224.6 million) offset by the purchase of short-term investments ($128.5), acquisitions ($30.2), and various additions to property and equipment in connection with the expansion of the Company’s operations ($14.5 million).

Net cash used in financing activities totaled $90.5 million and was primarily related to the stock buyback program ($120.0 million), partly offset by $24.6 million net borrowings from banks and by $5.2 million generated through issuance of new shares from the exercise of stock options.

The Company expects that its capital expenditures will be approximately $14.0 million in 2009.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

The following table illustrates the Company’s contractual obligations as of September 30, 2008:

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long and short-term debt	$66,674	$54,706	$2,161	$7,549	$2,258
Pension obligations	12,275	387	2,129	2,798	6,961
Operating lease obligations	33,281	7,872	13,736	3,454	8,219
Purchase obligations *	116,892	92,458	24,432	2	—
Interest obligation	3,890	1,102	2,005	783	—
Other long-term liabilities	1,584	133	497	263	691

Total	$234,596	$156,658	$44,960	$14,849	$18,129

* Purchase obligations include payments due under various types of agreements to purchase raw materials or other goods

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 69% of its net sales are denominated in other currencies, primarily the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, Canadian dollar, and Chinese RMB. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $37.4 million at September 30, 2008, as compared to $42.2 million at September 30, 2007.

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

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in sales, gross profit and income from operations include the effect of fluctuations in foreign currency exchange rates. The Company’s management reviews and analyzes business results on a currency basis and believes these results better represent the Company’s underlying business trends without distortion due to currency fluctuations. The Company believes that this “constant currency” financial information is a useful measure for investors because it reflects actual changes in operations.

The following chart compares our net sales, gross profit, and income from operations for each of fiscal 2008, 2007, and 2006 to the equivalent financial results calculated on a “constant currency” basis. Because this “constant currency” financial information does not conform to generally accepted accounting principles, it is presented under the caption “Non-GAAP Constant Currency”:

	Fiscal Year 2008		Fiscal Year 2007		Fiscal Year 2006

	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency

	(in millions)
Net sales	$575.3	$530.2	$479.7	$452.9	$420.9	$429.7
Gross profit	248.0	232.5	203.3	193.9	178.3	181.4
Income from operations	96.3	92.1	84.7	82.0	73.9	74.8

Between fiscal year 2008 and 2007, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 11.3%. The impact of this strengthening was to increase net sales and gross profit by $45.1 million and $15.8 million, respectively, because approximately 69% of sales are denominated in other currencies, primarily the Euro. However, because more than 69% of operating expenses are also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses and thereby reducing the overall exchange rate effect on income from operations by $4.2 million.

Between fiscal year 2007 and 2006, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 7.6%. The impact of this strengthening was to increase net sales and gross profit by $26.8 million and $9.2 million, respectively, because approximately 69% of sales were denominated in other currencies, primarily the Euro. This strengthening of the Euro had the effect of increasing operating expense by $6.4 million, thereby increasing income from operations only by $2.7 million.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 will be effective beginning in the Company’s first quarter of fiscal year 2009. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position and results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations”. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS 160 on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”. FSP 157-1 amends SFAS 157 to exclude from its scope SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to the Company’s first quarter of fiscal year 2010.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS 161 will have on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The Company is in the process of evaluating the impact that the adoption of FSP No. FAS 142-3 may have on its financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities.” FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. The Company is currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

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

Interest Rate Sensitivity

As of September 30, 2008, the Company maintained cash equivalents and short-term investments of $116.5 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be approximately $0.2 million.

As of September 30, 2008, the Company had $1.6 million of variable rate debt on which the interest rate is reset every three months, $15.8 million of variable rate debt on which the interest rate is reset every six months and $49.2 million of fixed rate debt. Maturities of this debt are as follows: $54.7 million is due in 2009, $0.9 million is due in 2010, $0.7 million is due in 2011, $0.6 million is due in 2012, $7.4 million is due in 2013, $0.1 million is due in 2014 and $2.3 million is due in 2015. A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

Additionally, the Company entered into interest rate swap agreements of total notional amount of Euro 4.0 million (equivalent to $5.7 million based on the exchange rate at September 30, 2008) to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2008, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.7 million, Japanese yen forward exchange options with notional amount of $0.2 million and Euro forward exchange options of Euro 0.7 million. The gains or losses resulting from a 10% change in currency exchange rates would be approximately $0.1 and $0.3 million respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to Item 302(a) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

The Company under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2008. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2008, the end of its fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held in March 2009, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held in March 2009, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2002 Equity Incentive Plan	1,662,000		18 1/16	—

2007 Incentive Stock Plan	905,300	*	32 2/3	966,750

Total equity compensation plans approved by security holders	2,567,300		23 2/9	966,750
Equity compensation plans not approved by security holders	—		—	—

Total	2,567,300		23 2/9	966,750

The remaining information required by this is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held in March 2009, and is incorporated by reference herein.

* Does not included 12,000 shares that were issued as the annual grants of shares of common stock to outside Board of Directors

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held in March 2009, and is incorporated by reference herein.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract within a two-year notice period during the contract. The Company paid, mainly for rental expenses, $1 million, $0.7 million and $0.6 million, to Mr. Baasel during fiscal years 2008, 2007, and 2006, respectively.

The Company believes that all transactions noted above, have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2008 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2004, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants” in the definitive form of the Company’s Proxy Statement to be filed in connection with the Company’s 2009 Annual Meeting of Stockholders to be held in March 2009, is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1.	Consolidated Financial Statements

The following financial statements are filed as part of this 10-K:

		Reports of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets as of September 30, 2008, and 2007	F-4

		Consolidated Statements of Operations for the years ended September 30, 2008, 2007, and 2006	F-5

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2008, 2007, and 2006	F-6

		Consolidated Statements of Cash flows for the years ended September 30, 2008, 2007, and 2006	F-8

		Notes to Consolidated Financial Statements	F-9

	2.	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts	F-32

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

	3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

3.2	By-Laws of the Company (**)

4.1	Form of Rights Agreement (*)

10.1	Form of Sale and Transfer Agreement between Siemens Aktiengesellschaft and Rofin-Sinar Technologies Inc. (*)

10.2	Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-Sinar Technologies Inc. (*)

10.3	Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar, Inc., Siemens Corporation, and Siemens Power Corporation (*)

10.4	Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5	Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation, Rofin-Sinar Laser GmbH, and Marubeni Corporation (*)

10.6	Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar Laser GmbH, Marubeni Corporation, and Nippei Toyama Corporation (*)

10.7	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin-Sinar Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin-Sinar Laser GmbH (in German, English summary provided) (*)

10.9	Lease Agreement, dated March 25, 1993, between DR Group and Rofin-Sinar, Incorporated (Concept Drive property) (*)

10.10	Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*) (a)

10.11	Form of 1996 Equity Incentive Plan (*) (a)

10.12	Form of 1996 Non-Employee Directors’ Stock Plan (*) (a)

10.13	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)

10.14	Form of Employment Agreement, dated as of September 2, 1996 among Peter Wirth, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (a)

10.15	Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*) (a)

10.16	English Translation of Acquisition Agreement, dated as of April 29, 2000, by and between Mannesmann Demag Krauss-Maffei AG and Rofin-Sinar Laser GmbH (****)

10.17	English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

EXHIBIT NUMBER	DESCRIPTION

10.18	Lease Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

10.19	2002 Equity Incentive Plan (*****) (a)

10.20	2007 Incentive Stock Plan (*******) (a)

14.1	Code of Business Ethics (******)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm,

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**)	Incorporated by reference to the exhibit filed with the Company’s Quarterly Report for the period ended March 31, 1998.

(***)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 18, 2001.

(*****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

(*******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 25, 2007.

(a)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 28, 2008	ROFIN-SINAR TECHNOLOGIES INC.

	By:	/s/ Günther Braun

Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Wirth	Chairman of the Board	November 28, 2008

Peter Wirth

/s/ Günther Braun	President, Chief Executive Officer, and Director	November 28, 2008

Günther Braun

/s/ Ingrid Mittelstaedt	Chief Financial Officer	November 28, 2008

Ingrid Mittelstaedt

/s/ Ralph Reins	Director	November 28, 2008

Ralph Reins

/s/ Gary Willis	Director	November 28, 2008

Gary Willis

/s/ Carl F. Baasel	Director	November 28, 2008

Carl F. Baasel

/s/ Daniel Smoke	Director	November 28, 2008

Daniel Smoke

/s/ Stephen Fantone	Director	November 28, 2008

Stephen Fantone

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Rofin-Sinar Technologies Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows of Rofin-Sinar Technologies Inc. and Subsidiaries (the “Company”) for the fiscal year ended September 30, 2006. Our audit also included the financial statement schedule, Valuation and Qualifying Accounts, for the fiscal year ended September 30, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rofin-Sinar Technologies Inc. and Subsidiaries for the fiscal year ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule for the fiscal year ended September 30, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Detroit, Michigan
December 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rofin-Sinar Technologies Inc. and Subsidiaries
Plymouth, Michigan

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15 (the “financial statement schedule”). We also have audited the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audits of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 9, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
November 28, 2008

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$114,486	$118,458
Short-term investments	1,985	109,751
Accounts receivable, trade	121,557	106,866
Less allowance for doubtful accounts	(3,647)	(3,206)

Trade accounts receivable, net	117,910	103,660
Accounts receivable from related party (note 12)	712	563
Other accounts receivable	3,393	5,720
Inventories (note 2)	153,267	135,806
Prepaid expenses	3,183	2,938
Deferred income tax assets (note 9)	11,419	10,340

Total current assets	406,355	487,236
Long-term investments	11,550	—
Property and equipment, at cost (note 3)	113,551	95,579
Less accumulated depreciation	(57,325)	(51,736)

Property and equipment, net	56,226	43,843
Deferred income tax assets (note 9)	4,796	3,291
Goodwill (note 4)	91,755	79,614
Intangibles, net (note 4)	11,443	11,382
Other assets	1,535	858

Total assets	$583,660	$626,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit and short-term borrowings (notes 6)	$54,706	$27,952
Accounts payable, trade	21,176	18,197
Accounts payable to related party (note 12)	1,433	1,222
Income taxes payable (note 9)	6,316	33,046
Deferred income tax liabilities (note 9)	1,343	38
Accrued liabilities (note 5)	63,427	61,873

Total current liabilities	148,401	142,328
Long-term debt (note 7)	11,968	12,639
Pension obligations (note 10)	12,049	13,324
Deferred income tax liabilities (note 9)	4,549	4,245
Minority interests	2,287	3,794
Other long-term liabilities	2,148	971

Total liabilities	181,402	177,301
Commitments (note 8)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 28,896,619 (31,141,600 at September 30, 2007) shares issued and outstanding (note 16)	161	156
Additional paid-in capital	189,091	177,048
Retained earnings	294,644	229,971
Accumulated other comprehensive income	38,358	41,748
Treasury shares, at cost, 2,829,581 shares	(119,996)	—

Total stockholders’ equity	402,258	448,923

Total liabilities and stockholders’ equity	$583,660	$626,224

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006
(dollars in thousands, except share and per share amounts)

	Years ended September 30,

	2008	2007	2006

Net sales	$575,278	$479,675	$420,890
Cost of goods sold	327,286	276,402	242,619

Gross profit	247,992	203,273	178,271

Selling, general and administrative expenses	103,781	86,468	76,900
Research and development expenses	41,113	27,830	23,968
Amortization expense	6,769	4,251	3,532

Income from operations	96,329	84,724	73,871

Other expense (income):
Interest, net	(2,960)	(5,028)	(2,588)
Minority interest	574	1,126	890
Foreign currency losses (gains)	1,882	2,115	(344)
Miscellaneous	(392)	(604)	(751)

Total other expense (income), net	(896)	(2,391)	(2,793)

Income before income taxes	97,225	87,115	76,664
Income tax expense (note 9)	33,466	31,838	27,041

Net income	$63,759	$55,277	$49,623

Earnings per share (note 11):
Basic	$2.15	$1.78	$1.62
Diluted	$2.09	$1.74	$1.58

Weighted average shares used in computing earnings per share (note 11):

Basic	29,639,876	30,975,364	30,567,634

Diluted	30,446,319	31,806,454	31,373,784

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006
(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

BALANCES at September 30, 2005	30,245,300	$151	—	$162,550	$125,071	$6,394	$294,166
Comprehensive income:
Fair value of interest swap agreement		—	—	—	—	204	204
Minimum pension liability						707	707
Foreign currency translation adjustment		—	—	—	—	8,841	8,841
Net income		—	—	—	49,623	—	49,623

Total comprehensive income							59,375
Common stock issued in connection with:
Stock incentive plans	499,100	3	—	4,896	—	—	4,899

BALANCES at September 30, 2006	30,744,400	$154	—	$167,446	$174,694	$16,146	$358,440

Comprehensive income:
Fair value of interest swap agreement		—	—	—	—	39	39
Minimum pension liability		—	—	—	—	479	479
Defined benefit pension plan:
Net gain arising during period (net of taxes $295)		—	—	—	—	722	722
Foreign currency translation adjustment		—	—	—	—	25,853	25,853
Net income		—	—	—	55,277	—	55,277

Total comprehensive income							82,370
Adoption of the recognition provisions of SFAS No. 158		—	—	—	—	(1,491)	(1,491)
Common stock issued in connection with:
Stock incentive plans	397,200	2	—	9,602	—	—	9,604

BALANCES at September 30, 2007	31,141,600	$156	—	$177,048	$229,971	$41,748	$448,923

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME, CONTINUED
YEARS ENDED SEPTEMBER 30, 2008, 2007, AND 2006
(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

BALANCES at September 30, 2007	31,141,600	$156	—	$177,048	$229,971	$41,748	$448,923
Adoption of FIN 48		—	—	—	914	—	914
Comprehensive income:
Fair value of interest swap agreement		—	—	—	—	(147)	(147)
Minimum pension liability
Defined benefit pension plan:
Net gain arising during period (net of taxes of $690)		—	—	—	—	1,588	1,588
Foreign currency translation adjustment		—	—	—	—	(4,831)	(4,831)
Net income		—	—	—	63,759	—	63,759

Total comprehensive income							60,369
Common stock issued in connection with:
Stock incentive plans	584,600	5	—	12,043	—	—	12,048
Less common shares held in treasury, at cost	(2,829,581)	—	(119,996)	—	—	—	(119,996)

BALANCES at September 30, 2008	28,896,619	$161	$(119,996)	$189,091	$294,644	$38,358	$402,258

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
(dollars in thousands)

	Years ended September 30,

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,759	$55,277	$49,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,362	10,959	9,076
Issuance of restricted stock	439	335	284
Provision for doubtful accounts	730	1,582	642
Exchange rate (gains) losses	(1,804)	741	(22)
(Gain) loss on disposal of property and equipment	(32)	87	47
Stock-based compensation expenses	5,863	5,374	3,320
Deferred income taxes	(177)	(2,675)	(4,080)
Increase in minority interest	824	1,126	890
Change in operating assets and liabilities:
Accounts receivable, trade	(13,134)	(10,799)	(5,437)
Other accounts receivable	1,001	(2,423)	(887)
Inventories	(15,355)	(5,691)	(5,313)
Prepaid expenses and other	(1,346)	(2,686)	(571)
Accounts payable	2,040	786	403
Income taxes payable	(27,522)	15,291	2,403
Accrued liabilities and pension obligations	914	615	7,909

Net cash provided by operating activities	32,562	67,899	58,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(14,485)	(8,964)	(6,396)
Proceeds from the sale of property and equipment	741	381	262
Purchases of short-term investments	(128,506)	(146,794)	(190,225)
Sales of short-term investments	224,650	131,252	174,800
Acquisition of business, net of cash acquired	(30,153)	(5,341)	(1,249)

Net cash provided by (used in) investing activities	52,247	(29,466)	(22,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank	53,704	3,546	16,095
Repayments to bank	(29,122)	(11,486)	(23,140)
Purchase of treasury stock	(119,996)	—	—
Issuance of common stock	5,180	3,713	3,712
Payments to subsidiary’s minority shareholders	(223)	—	—

Net cash used in financing activities	(90,457)	(4,227)	(3,333)

Effect of foreign currency translation on cash	1,676	8,857	2,647

Net increase (decrease) in cash and cash equivalents	(3,972)	43,063	34,793
Cash and cash equivalents at beginning of year	118,458	75,395	40,602

Cash and cash equivalents at end of year	$114,486	$118,458	$75,395

Cash paid during the year for interest	$2,046	$1,601	$1,770

Cash paid during the year for income taxes	$63,118	$21,219	$28,087

Non-cash investing and financing activities:
Investments of $ 11,550 that were previously recorded as short-term were reclassified to long –term in fiscal 2008.

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008, 2007, and 2006
(dollars in thousands, except per share amounts)

1.	SUMMARY OF ACCOUNTING POLICIES

(a)	Description of the Company and Business

The primary business of Rofin-Sinar Technologies Inc. (“Rofin” or “RSTI” or “the Company”) is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company’s customers are in the machine tool, automotive and semiconductor and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2008, 2007, and 2006 Rofin generated approximately 65% of its revenues from the sale of lasers and laser systems and approximately 35% from aftermarket support for the Company’s existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc., its wholly-owned subsidiaries Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), Rofin-Baasel Canada Ltd., Dilas Diodelaser Inc., Corelase Oy, Nufern, Rofin-Sinar Technologies Europe S.L. (“RSTE”) and its 80%-owned subsidiary Nanjing Eastern Technologies Company Ltd. RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 100% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Espana S.L. (“RBE”), 100% of Rofin-Baasel Taiwan Ltd., 100% of Rofin-Baasel Korea Co., Ltd., and 100% of Rofin-Baasel Swiss AG.

Rofin Baasel UK Ltd. owns 100% of ES Technology Ltd. (“EST”). The financial statements of EST include the consolidated accounts of Laser Service Ltd.

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation, its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, Carl Baasel Lasertechnik GmbH & Co. KG (“CBL”), its 90%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft GmbH, its 80%-owned subsidiary m2k-laser GmbH (“m2k”), and its 80%-owned subsidiary Rofin-Baasel China Co., Ltd.

CBL includes the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel, Inc., Wegmann-Baasel Laser und elektrooptische Geraete GmbH, and PMB Elektronik GmbH, and its 85%-owned subsidiary H2B Photonics GmbH.

Dilas includes the consolidated accounts of its 95%-owned subsidiary Dilas Diodelaser China Company Ltd.

All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Acquisitions and Formation of New Entities

The Company uses the purchase method of accounting for its acquisitions with the respective results of operations included in the consolidated results from the date of acquisition.

•	Effective October 1, 2005, the Company formed DILAS Diode Laser Inc. in Tucson, Arizona, as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar Inc.

•

Effective December 2, 2005, the Company purchased an additional 4% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. This purchase resulted in goodwill of $0.5 million.

•	Effective May 1, 2006, the Company formed Rofin-Baasel Canada Ltd. in, Mississauga (Canada) as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar Inc.

•

Effective December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company currently holds 81% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of approximately $0.2 million.

•

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

•

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include fiber-coupled diode laser systems, continuous-wave and ultra short pulse mode-locked fiber laser systems, and components such as diode lasers for a wide range of material processing applications. The terms of the purchase include payment of deferred purchase price based on Corelase Oy achieving certain long-term financial targets. This certain long-term purchase resulted in goodwill of approximately $6.9 million.

•

Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford (UK) through its wholly-owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd. This purchase resulted in goodwill of approximately $0.7 million.

•

Effective May 14, 2007, the company purchased an additional 45% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary CBL. The Company currently holds 85% of the share capital of H2B Photonics GmbH. This purchase resulted in goodwill of approximately $0.1 million.

•

Effective December 3, 2007, the Company purchased the remaining 19% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. The Company now holds 100% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $5.6 million.

•

Effective January 24, 2008, the Company acquired Nufern, one of the world’s largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. This purchase resulted in goodwill of $6.6 million. The acquisition of Nufern is accounted for as a purchase business combination. Assets acquired and liabilities assumed are recorded in the accompanying condensed consolidated balance sheet at their estimated fair values at January 24, 2008. The

Company is in the process of finalizing its valuation of the identified intangible assets related to this acquisition. To the extent the final valuation is different from the Company’s preliminary assessment of fair value, a purchase price adjustment will be made, which could impact the amount of goodwill recorded. Nufern was purchased for cash. In connection with, and as part of the consideration for, the acquisition, the Company agreed to make additional payments to the former Nufern stockholders contingent upon Nufern achieving specific financial performance metrics through calendar year 2008. On November 14, 2008, the Company and the former stockholders entered into an agreement pursuant to which the Company agreed to pay the former Nufern stockholders an aggregate of $5.0 million in full satisfaction of its obligation to make the earn-out payment.

•	During the quarter ended June 30, 2008, the Company formed Dilas Diodelaser China Company Ltd. in Nanjing (China) through its 95%-owned subsidiary Dilas Diodenlaser GmbH.

•	During the quarter ended June 30, 2008, the Company formed Nanjing Eastern Technologies Company Ltd. in Nanjing (China) as an 80%-owned subsidiary.

•	Effective July 1, 2008, the Company formed Rofin-Baasel Swiss AG in Biel (Switzerland) as a wholly-owned subsidiary through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L.

•

The Company is in the process of finalizing the acquisition of 80% of China-based Nanjing Eastern Laser Company Ltd. (NELC) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment

•

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG. H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges. Since the purchase of the additional 45% of the share capital of H2B Photonics GmbH in May 2007, the Company uses the purchase method of accounting for this acquisition.

None of these aquisitions were material for the purpose of profroma presentation.

(c)	Cash Equivalents and Investments

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Short-term investments, at September 30, 2007, include auction rate securities. Auction rate securities are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Although these securities are issued and rated as long-term securities, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset.

“Purchases of short-term investments” and “Sales of short-term investments” included in the accompanying consolidated statements of cash flows, have been included to reflect the purchases and sales of auction rate securities during the years presented.

Through auctions completed at various times during the first and second quarters of fiscal year 2008, the Company reduced its holdings of auction rate securities to approximately $11.6 million at September 30, 2008. All such auctions resulted in sales, for cash, at par value. At September 30, 2008, the Company held five individual auction rate securities, four of which the Company unsuccessfully attempted to resell in failed auctions since February 2008. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company’s total liquidity. The Company used a discounted cash flow model to determine the fair market value of these investments at September 30, 2008. This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods. As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity. However, since the Company believes it will take longer than a year for these investments to become liquid, they have been classified as long-term assets on the consolidated balance sheet and no gain or loss has been recognized.

Interest income on cash equivalents and term investments was $5,291, $6,892, and $3,998 for the years ended September 30, 2008, 2007, and 2006, respectively, and was offset by interest expense of $2,330, $1,864, and $1,410, respectively, in the accompanying consolidated statements of operations.

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

In testing for impairment, the fair value, which is determined based on market data, of the reporting unit is compared to its carrying amount. If the carrying value is below the fair value assessment, there will be no impairment loss. If the fair value is below the carrying value, then the Company is required to perform an additional test to determine the impaired fair value of the goodwill and its carrying amount.

The Company performed its annual goodwill impairment testing as of September 30th and determined that the fair value of each reporting unit exceeds its carrying value and accordingly, the second step of the impairment test was not required to be performed.

(g)	Revenue Recognition and Accounts Receivable Valuation

Revenue is recognized when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed or determinable and collection is probable. Terms under these arrangements are generally free on board (“FOB”) shipping point, or ex works factory (“EXW”), at which time legal title passes from the Company to the customer. Therefore, delivery is generally considered to have occurred upon shipment. In certain circumstances customers may negotiate different terms. In these situations, delivery is considered to have occurred once legal title has passed from the Company to the customer. This may be at delivery to the customer’s destination or acceptance by the Company’s customer.

Sales to end-user customers and resellers typically do not have customer acceptance provisions and only certain of the original equipment manufacturer (OEM) customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at a Company site or by the customer’s acceptance of the results of a testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs. The Company records adjustments to revenue based on volume discounts to certain OEM customers.

The vast majority of our sales are made to OEMs, resellers, and end-users in the industrial market. Sales made to OEMs and resellers in the industrial market do not require installation of the products by the Company, as installation is performed by the customer and are not subject to other post-delivery obligations. For end-users, where the Company has agreed to perform installation or provide training, the Company defers revenue related to installation services until installation is completed. The Company defers revenue on training services until these services are provided.

The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers’ financial condition and liquidity. If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required.

(h)	Income and other Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company adopted FIN 48 at the beginning of fiscal year 2008.

In June 2006, the FASB ratified EITF No.06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer. EITF 06-3 allows companies to present taxes either gross within revenue and expense or net. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes that are recognized on a gross basis. EITF 06-3 was required to be adopted during the first quarter of fiscal year 2008. The adoption of EITF 06-3 has had no impact on the Company’s consolidated results of operations and financial condition.

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

Comprehensive income consists of net income, foreign currency translation adjustments, minimum pension liability, and fair value of interest rate swap agreements, and is presented in the consolidated statements of stockholders’ equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

	September 30,

	2008	2007

Foreign currency translation adjustment	$37,388	$42,214
Defined benefit pension plan (net of tax effect of $323 in 2008 and $366 in 2007)	814	(769)
Fair value of interest swap agreements (net of tax effect of $59 in 2008 and $176 in 2007)	156	303

Total accumulated other comprehensive income	$38,358	$41,748

(m)	Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $1,276, $2,339, and $1,193 received for the years ended September 30, 2008, 2007, and 2006, respectively. The Company has no future obligations under such grants.

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

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2008, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.7 million, Japanese yen forward exchange options with notional amount of $0.2 million, and Euro forward exchange options with notional amount of Euro 0.7 million.

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

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which revised SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be measured at fair value and expensed in the consolidated statement of operations over the service period (generally the vesting period) of the grant. Upon adoption, the Company transitioned to SFAS No. 123(R) using the modified prospective application, under which compensation expense is only recognized in the consolidated statements of operations beginning with the first period that SFAS No. 123(R) is effective and continuing to be expensed thereafter.

(s)	Shipping and Handling Costs

The Company accounts for shipping and handling fees and costs in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”. In accordance with EITF No. 00-10, revenue from shipping and handling fees is reflected in net sales and shipping and handling costs are reflected in cost of sales.

(t)	Stock Split

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split was in the form of a dividend of one share of Common Stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. All share and per share amounts disclosed in the Consolidated Balance Sheet and Statement of Operations and Notes to the Consolidated Financial Statements have been adjusted to reflect the 2-for-1 stock split.

(u)	New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 will be effective beginning in the Company’s first quarter of fiscal year 2009. We do not believe that the adoption of the provisions of SFAS 157 will materially impact our consolidated financial position and results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), “Business Combinations”. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 141(R) on its consolidated financial position, and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS 160 on its consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”. FSP 157-1 amends SFAS 157 to exclude from its scope SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to the Company’s first quarter of fiscal year 2010.

In March 2008, the FASB released SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS 161 will have on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP No. FAS 142-3 may have on its financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS 162 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities”. FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. The Company is currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

2.	INVENTORIES

Inventories are summarized as follows:

	September 30,

	2008	2007

Finished goods	$23,844	$19,630
Work in progress	31,224	33,043
Raw materials and supplies	53,857	43,103
Demo inventory	16,868	15,170
Service parts	27,474	24,860

Total inventories	$153,267	$135,806

3.	PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,

	2008	2007

Buildings	$35,283	$33,766
Technical machinery and equipment	33,088	27,385
Construction in progress	3,083	1,487
Furniture and fixtures	19,981	17,405
Computers and software	8,395	8,357
Leasehold improvements	13,721	7,179

Total property and equipment, at cost	$113,551	$95,579

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2008, and 2007, are as follows:

	Germany	United States	Other	Total

Balance as of September 30, 2006	$40,371	$9,880	$14,365	$64,616
Additional goodwill from acquisitions	773	—	7,829	8,602
Currency exchange difference	4,426	338	1,632	6,396

Balance as of September 30, 2007	$45,570	$10,218	$23,826	$79,614

Additional goodwill from acquisitions	—	6,611	5,144	11,755
Currency exchange difference	449	33	(96)	386

Balance as of September 30, 2008	$46,019	$16,862	$28,874	$91,755

The carrying values of other intangible assets are as follows:

	September 30, 2008		September 30, 2007

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Patents	$9,821	$4,417	$8,468	$3,723
Customer base	14,846	13,688	14,756	12,334
Other	17,229	12,348	11,780	7,565

Total	$41,896	$30,453	$35,004	$23,622

Patents are amortized over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Amortization expense for the years ended September 30, 2008, 2007, and 2006, was $6,769, $4,251, $3,532, respectively. At September 30, 2008, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2008, are as follows:

2009	$3,800
2010	1,500
2011	1,300
2012	1,200
2013	1,200

5.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,

	2008	2007

Employee compensation	$23,211	$20,611
Warranty reserves	12,337	12,269
Other taxes payable	198	252
Customer deposits	10,649	12,933
Other	17,032	15,808

Total accrued liabilities	$63,427	$61,873

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the years ended September 30, 2008, and 2007, is as follows:

Balance at September 30, 2006	$11,754
Additional accruals for warranties during the period	5,323
Usage during the period	(5,983)
Currency translation	1,175

Balance at September 30, 2007	$12,269
Additional accruals for warranties during the period	2,718
Usage during the period	(2,725)
Currency translation	75

Balance at September 30, 2008	$12,337

6.	LINES OF CREDIT

The Company maintains a $25,000 annually renewable line of credit with Deutsche Bank AG to support its working capital needs. As of September 30, 2008 and 2007, $3,199 and $8,693, respectively, were outstanding under this loan facility as a result of borrowings by Rofin-Baasel Japan Corporation, Rofin-Baasel Italiana S.r.l., and Carl Baasel Lasertechnik GmbH & Co. KG (in 2007 only), at an average fixed interest rate of 2.8% for fiscal year 2008 and 3.1% for fiscal year 2007.

Additionally, the Company has outstanding short-term debt with Deutsche Bank AG and Bayerische Hypo und Vereinsbank AG of $40,000, which was used to finance the stock buyback plan. The Company is not subject to financial convenants on this short-term debt.

In addition, the Company’s non-U.S. subsidiaries have several lines of credit, which allow them to borrow in the applicable local currency. At September 30, 2008 and 2007, direct borrowings under these agreements totaled $11,507 and $19,259, respectively. The remaining unused portion of the lines of credit at September 30, 2008, was $77,996, in aggregate. Fixed interest rates vary from 1.3% to 3.8%, depending upon the country and usage of the available credit.

The Company has entered into interest rate swap agreements for a total notional amount of Euro 4,000 (equivalent to $5,734 based on the exchange rate at September 30, 2008) to minimize exposure to fluctuation of interest rates on short-term variable rate debt.

7.	LONG-TERM DEBT

Carl Baasel Lasertechnik GmbH & Co. KG maintains additional long-term credit facilities of $7,167, which expire in 2013. Rofin–Baasel Korea, Co, Ltd., maintains additional long-term credit facilities of $266 which expire in 2013. Corelase Oy maintains long-term credit facilities of $850 which expire in 2010, $667 which expire in 2011, $645 which expire in 2012, $115 which expire in 2014, and $2,258 which expire in 2015. As of September 30, 2008, $11,968 was borrowed under such facilities at an average interest rate of 5.9%. As of September 30, 2007, $12,639 was borrowed under such facilities at an average interest rate of 5.2%.

The Company is subject to financial covenants under these credit facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2008, the Company was in compliance with these covenants.

8.	COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017 (see note 12). The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2008, are:

Fiscal year ending September 30,	Total

2009	$7,872
2010	6,463
2011	4,330
2012	2,943
2013	1,890
2014 and thereafter	9,784

Rent expense charged to operations for the years ended September 30, 2008, 2007, and 2006, approximated $8,452, $7,432, and $6,652, respectively.

Purchase obligations for payments due under various types of agreements to purchase raw materials or other goods as of September 30, 2008 are:

Less than 1 year	$92,458
1-3 years	24,432
3-5 years	2

9.	INCOME TAXES

Significant components of the income tax provision are as follows:

	Years ended September 30,

	2008	2007	2006

Current:
United States	$2,784	$3,063	$5,212
Foreign	30,859	31,450	25,909

Total current	33,643	34,513	31,121

Deferred:
United States	(350)	(807)	(2,018)
Foreign	173	(1,868)	(2,062)

Total deferred	(177)	(2,675)	(4,080)

Total income tax expense	$33,466	$31,838	$27,041

Income (loss) before income taxes is attributable to the following geographic regions:

	Years ended September 30,

	2008	2007	2006

United States	$(3,077)	$5,132	$12,989
Germany	87,377	68,587	51,137
France	1,112	852	402
Italy	2,846	2,119	1,707
Singapore	2,315	2,649	2,536
United Kingdom	5,776	3,809	3,373
Japan	203	223	565
Other	673	3,744	3,955

Total income before income taxes	$97,225	$87,115	$76,664

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,

	2008	2007	2006

U.S. federal statutory tax rate	35%	35%	35%

Computed “expected” tax expense	$34,029	$30,490	$26,833
Difference between U.S. and foreign statutory rates	(5,048)	2,117	1,398
Minority interest and other permanent differences	1,543	652	89
Adjustment of valuation allowance	(10)	(7)	(2,112)
Change in statutory tax rates	276	(415)	—
Other	2,676	(999)	833

Actual tax expense	$33,466	$31,838	$27,041

Total income taxes for the years ended September 30, 2008, 2007, and 2006, were allocated as follows:

	Years ended September 30,

	2008	2007	2006

Income taxes from operations	$33,466	$31,838	$27,041
Stockholders’ equity:
Tax benefit applicable to the exercise of stock options	(567)	(174)	(323)
Tax (benefit) expense applicable to the additional minimum pension obligation	—	316	470
Tax benefit applicable to defined benefit pension plan	690	(353)	—
Tax expense applicable to the fair value of interest swap agreements	(118)	23	116

Total income tax	$33,471	$31,650	$27,304

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of net deferred income taxes are as follows:

	September 30,

	2008	2007

Deferred income tax assets:
Foreign
Net operating loss carryforwards	$3,346	$2,150
Pension obligations	419	980
Inventories	4,311	4,182
Accounts payable	147	8
Other	318	322

Total Foreign	8,541	7,642

United States:
Net operating loss carryforwards	18,760	119
Tax credits	1,922	—
Warranty reserve	653	474
Inventories	3,988	3,792
Allowance for doubtful accounts	380	276
Accrued liabilities	559	641
Pension obligations	287	362
Stock-based compensation expense	804	639
Other	133	62

Total United States	27,486	6,365

Gross deferred income tax assets	36,027	14,007
Less: Valuation allowance	(20,682)	(10)

Net deferred income tax assets	$15,345	$13,997

Deferred income tax liabilities:
Foreign:
Property and equipment	(1,691)	(1,620)
Intangibles	(1,489)	(1,490)
Other	(292)	(273)

Total Foreign	(3,472)	(3,383)

United States:
Property & equipment	(488)	(407)
Intangibles	(352)	(859)
Non-US earnings	(710)	—

Total United States	(1,550)	(1,266)

Gross deferred income tax liabilities	(5,022)	(4,649)

Net deferred income tax assets	$10,323	$9,348

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,

	2008	2007

Deferred income tax assets – current	$11,419	$10,340
Deferred income tax assets – non current	4,796	3,291
Deferred income tax liabilities – current	(1,343)	(38)
Deferred income tax liabilities – non current	(4,549)	(4,245)

Net deferred income tax assets	$10,323	$9,348

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The Company had established a valuation allowance related to net operating loss carryforwards and tax credits at RB Inc. and Nufern due to uncertainty regarding their ability to generate future taxable income required to utilize these carryforwards and tax credits. The valuation allowance increased in fiscal year 2008 by $20.7 million due to the acquisition of Nufern.

At September 30, 2008, the Company has net operating tax loss carryforwards and tax credits available of $20.7 million in the United States (which start to expire in 2020), and $0.6 million in Germany and $10.8 million in other European countries (which start to expire in 2019).

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $390 million at September 30, 2008. These earnings are expected to be indefinitely reinvested outside of the United States, except for approximately $35 million which will be repatriated during fiscal year ending September 30, 2009. If those earnings were distributed in the form of dividends or otherwise, we would be subject to federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

On October 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. As a result of the implementation of Interpretation No. 48, the Company recorded a decrease of $0.9 million to reserves for income taxes, with a corresponding increase to retained earnings as of October 1, 2007. As of the date of adoption and after recognizing the impact of FIN 48, the Company’s gross unrecognized tax benefits totaled $0.2 million.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. As of the date of adoption of FIN 48, an amount of interest and penalties included in the $0.2 million of unrecognized tax benefits noted above is approximately $0.1 million.

Consistent with the provisions of FIN 48, the Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date.

During fiscal 2008, the Company increased the unrecognized tax benefit by $0.5 million. The increase was due to tax developments primarily related to US operation, which impacted the Company’s valuation of uncertain tax positions.

As of September 30, 2008, the Company’s gross unrecognized tax benefits totaled $0.7 million, which includes approximately $0.1 million of interest and penalties. Approximately $0.6 million of unrecognized tax benefits would impact the effective tax rate, if recognized. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

September 30, 2008

Unrecognized tax benefit –Opening Balance	$242
Increases in tax positions for prior years	434
Increases in tax positions for current years	—
Settlements with taxing authorities	—

Unrecognized Tax Benefit – ending Balance	$676

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

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,

	2008	2007

Change in benefit obligation:
Projected benefit obligation at beginning of year	$18,463	$16,496
Service cost	814	769
Interest cost	1,036	835
Actuarial (gains) losses	(3,515)	(636)
Amortization of unrecognized gains/losses	—	(114)
Foreign exchange rate changes	133	1,365
Benefits paid	(289)	(252)

Projected benefit obligation at end of year	16,642	18,463

Change in plan assets:
Fair value of plan assets at beginning of year	4,945	4,021
Actual return on plan assets	(813)	562
Employer contributions	350	450
Benefits paid	(115)	(88)

Fair value of plan assets at end of year	4,367	4,945

Funded status at end of year	$(12,275)*	$(13,518)

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(12,275)	$(13,518)
Accumulated other comprehensive loss	(1,136)	1,136

Net amount recognized	$(13,411)	$(12,382)

The accumulated benefit obligation for defined benefit pension plans was $15,148 and $16,537 at September 30, 2008 and 2007, respectively.

	September 30,

	2008	2007

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	16,642	18,463
Accumulated benefit obligation	15,148	16,537
Fair value of plan assets	4,367	4,945

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Net Periodic Benefit Cost
Service Cost	$814	$769
Interest Cost	1,036	835
Expected return on plan assets	(424)	(324)
Amortization of prior service costs	—	—

Net periodic benefit cost	$1,426	$1,280

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	(2,278)	1,136
Amortization of prior service cost	—	—

Total recognized in other comprehensive income	$(2,278)	$1,136

Total recognized in net periodic benefit cost and other comprehensive income	$(852)	$2,416

* $226 relate to expected payments in the following twelve months and were therefore reclassified to “accrued liabilities” in the consolidated balance sheet as of September 30, 2008.

The assumptions used in the valuation of the plan are as follows:

	September 30,

	2008	2007

Discount rate:
United States	7.5%	6.0%
Foreign	6.4%	5.4%
Expected return on plan assets – United States only	8.0%	8.5%
Rate of compensation increase
United States	3.0%	3.0%
Foreign	3.0%	2.0%

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

RS Inc. had a minimum required contribution to its defined pension plans of approximately $0.4 million for the fiscal 2008 plan year, which it made in fiscal year 2009. The Company has not determined whether it will make additional voluntary contributions for this plan.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $387 in 2009, $654 in 2010, $689 in 2011, $785 in 2012, $794 in 2013, and $5,165 thereafter.

The Company’s pension plan allocations at September 30, 2008 and 2007, by asset category are as follows:

	2008		2007

	Dollar Value	Percentage	Dollar Value	Percentage

Money Market Funds	$779	18%	$662	13%
Stocks	2,747	63%	3,407	69%
Government Securities	841	19%	876	18%

Total plan assets	$4,367	100%	$4,945	100%

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

RS Inc., RB Inc., PRC, Lee Laser, Rofin-Baasel Canada Ltd., and Dilas Diodelaser Inc. have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2008, 2007, and 2006, were $559, $527, and $374, respectively.

11.	EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,

	2008	2007	2006

Weighted number of shares for basic earnings per common share	29,639,876	30,975,364	30,567,634
Potential additional shares due to outstanding dilutive stock options	806,444	831,090	806,150

Weighted number of shares for diluted earnings per common share	30,446,319	31,806,454	31,373,784

12.	RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $1,292, $1,303, and $1,755 in fiscal years 2008, 2007, and 2006, respectively. As of September 30, 2008 and 2007, the accounts receivable with the minority shareholder in Japan amounted to $684 and $553, respectively.

The remaining accounts receivable to related party of $28, at September 30, 2008, are with the minority shareholder in Sweden.

The Company maintains other accounts payable to related party in China amounting $24.

The Company has accrued $345 at September 30, 2008 for the option to purchase the remaining minority interests in m2k and $64 was accrued for accumulated interest on these obligations as of September 30, 2008. In fiscal 2008 the Company purchased material amounting to $465 from the minority shareholder of m2k.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease upon two-year notice. The Company paid expenses, mainly for rental expense of $957, $707, and $644, to Mr. Baasel during fiscal years 2008, 2007, and 2006, respectively.

The Company has accrued $143 and $142 at September 30, 2008 and 2007, for the option to purchase the remaining minority interests in Optoskand AB and $151 and $103 were accrued to accumulated interest on this obligation as of September 30, 2008 and 2007. In addition, the Company has accrued $704 and $521 at September 30, 2008 and 2007, respectively, based on an earn-out agreement with the minority shareholder of Optoskand. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet.

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

Assets, revenues, and income before taxes, by geographic region are summarized below:

ASSETS
	September 30,

	2008	2007

North America	$199,423	$248,912
Germany	402,813	391,081
Other	207,885	187,991
Intercompany eliminations	(226,461)	(201,760)

Total assets	$583,660	$626,224

LONG-LIVED ASSETS
	September 30,

	2008	2007

North America	$14,603	$7,339
Germany	34,263	29,479
Other	7,399	7,121
Intercompany eliminations	(39)	(96)

Total long-lived assets	$56,226	$43,843

REVENUES - TOTAL BUSINESS
	Years ended September 30,

	2008	2007	2006

North America	$146,828	$117,405	$130,374
Germany	463,725	382,415	313,576
Other	181,556	161,881	140,561
Intercompany eliminations	(216,831)	(182,026)	(163,621)

	$575,278	$479,675	$420,890

INTERCOMPANY REVENUES
	Years ended September 30,

	2008	2007	2006

North America	$4,795	$4,800	$3,874
Germany	171,084	143,199	125,944
Other	40,952	34,027	33,803
Intercompany eliminations	(216,831)	(182,026)	(163,621)

	$—	$—	$—

EXTERNAL REVENUES
	Years ended September 30,

	2008	2007	2006

North America	$142,033	$112,605	$126,500
Germany	292,640	239,216	187,632
Other	140,605	127,854	106,758

	$575,278	$479,675	$420,890

INCOME BEFORE INCOME TAXES
	Years ended September 30,

	2008	2007	2006

North America	$(3,077)	$5,132	$12,947
Germany	87,376	68,586	51,137
Other	12,926	13,397	12,580

	$97,225	$87,115	$76,664

14.	ENTERPRISE WIDE INFORMATION

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

	September 30,

Product Category	2008	2007	2006

	(in thousands)

Laser macro products	$238,518	$205,772	$172,959
Laser marking and micro products	279,123	231,920	213,632
Components	57,637	41,983	34,299

	$575,278	$479,675	$420,890

15.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended

	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008

Net sales	$134.7	$136.6	$149.7	$154.3
Gross profit	58.7	60.7	62.9	65.8
Net income	16.9	10.8	16.1	20.0
Earnings per share – Basic	0.55	0.36	0.55	0.69
Earnings per share – Diluted	0.53	0.35	0.54	0.68

	Quarters ended

	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007

Net sales	$111.7	$116.1	$121.4	$130.5
Gross profit	45.9	49.2	51.7	56.4
Net income	11.5	13.1	14.3	16.4
Earnings per share – Basic	0.37	0.42	0.46	0.53
Earnings per share – Diluted	0.36	0.41	0.45	0.51

16.	TREASURY STOCK

On November 7, 2007, the Board of Directors had approved a 2-for-1 stock split and a stock buyback plan. The stock split was in the form of a dividend of one share of common stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. The buyback program authorized the repurchase of up to $120 million of the Company’s common stock, or approximately 10% of the shares of common stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares were repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, including the quantity, timing and price thereof. As of June 30, 2008, the Company had bought approximately 2.8 million shares of common stock, at an average price of $42.41, under the stock buyback program for a total amount of $120.0 million.

All share and per share amounts disclosed in the Condensed Consolidated Balance Sheet and Statement of Operations and Notes to the Condensed Consolidated Financial Statements have been adjusted to reflect the 2-for-1 stock split.

17.	STOCK INCENTIVE PLANS

Effective March 15, 2008, the stockholders approved the Rofin-Sinar Technologies Inc. 2007 Incentive Stock Plan (“the 2007 Incentive Plan”). The 2007 Incentive Plan supersedes the Rofin-Sinar Technologies Inc. 1996 Non-Employee Directors’ Stock Plan and the Rofin-Sinar Technologies Inc 2002 Equity Incentive Plan. Under the 2007 Incentive Plan, the Company has reserved 1,600,000 shares of common stock to provide for the grant of options to purchase Common Stock (“options”), grants of shares of Common Stock (“stock grants”), stock units, and stock appreciation rights (“SARs”) to certain eligible employees and to outside directors. During fiscal year 2008, outside directors each received 3,000 shares of common stock and 321,250 non-qualified stock options were granted to officers and other key employees. The terms of these issuances are the same as those described below.

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

The fair value of our stock options was estimated based on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in these calculations:

	September 30,

	2008 Grants	2007 Grants	2006 Grants

Weighted average grant date fair value	$18.51	$28.50	$13.26
Expected life	5 Years	5 Years	5 Years
Volatility	48.1%	50.0%	50.0%
Risk-free interest rate	2.36%	4.47%	4.61%
Dividend yield	0%	0%	0%
Annual forfeiture rate	2%	4%	9%

For purposes of the Black Scholes model, the Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three year period ended September 30, 2008, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)

Balance at September 30, 2005	2,579,200	$21	3/5	7.54	$21.1

Granted	584,500	$52	1/5
Exercised	(499,100)	$14	7/8
Forfeited	(29,200)	$13	5/8

Balance at September 30, 2006	2,635,400	$29	3/4	7.41	$40.9

Granted	600,000	$57
Exercised	(370,200)	$20
Forfeited	(41,200)	$28

Balance at September 30, 2007	2,824,000	$36	6/7	7.22	$47.1

Granted	321,250	$40	1/5
Exercised	(572,600)	$9
Forfeited	(5,350)	$26	2/5

Balance at September 30, 2008	2,567,300	$23	2/9	7.13	$19.0

Exercisable at September 30, 2008	1,026,900	$17		6.05	$14.0

As of September 30, 2008, there was $16.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.29 years. The total fair value of shares vested during the years ended September 30, 2008, 2007, and 2006 was $5.3 million, $3.9 million, and $2.7 million respectively.

	Years ended September 30,

	2008	2007	2006

Total intrinsic value of stock options exercised	$19.0	$8.4	$8.6

Cash received from stock option exercises for the years ended September 30, 2008, 2007 and 2006 was $5.2 million, $3.7 million and $3.7 million, respectively.

SCHEDULE II

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2008, 2007, and 2006
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Charged to Costs and Expenses	Additions (Deductions)	Balance at End of Period

September 30, 2006	$2,398	$—	$642	$(384)	$2,656

September 30, 2007	$2,656	$6	$1,582	$(1,038)	$3,206

September 30, 2008	$3,206	$43	$730	$(332)	$3,647

INDEX TO EXHIBITS

Exhibit No.	Exhibit

21.1	List of Subsidiaries of the Registrant

23.1	Consent of KPMG, LLP Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm,

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1356 Certification of Chief Financial Officer