Form 10-Q
period 2008-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2009-02-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2008

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

28,910,619 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 6, 2009.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            December 31, 2008 and September 30, 2008                 3

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2008 and 2007            4

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Three months ended December 31, 2008 and 2007            5

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2008 and 2007            6

          Notes to Condensed Consolidated Financial Statements       7

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      19

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               26

          Item 4  - Controls and Procedures                         28


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               28

          Item 1A - Risk Factors                                    29

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             30

          Item 3  - Defaults Upon Senior Securities                 30

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                30

          Item 5  - Other Information                               30

          Item 6  - Exhibits                                        30

          SIGNATURES                                                30

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)
                                                   December 31, September 30,
                                                      2008          2008
ASSETS                                             -----------   -----------
Current Assets
  Cash and cash equivalents                         $  86,823      $ 114,486
  Short-term investments                                3,711          1,985
  Accounts receivable, net of allowance for
    doubtful accounts of $3,413 and $3,647,
    respectively                                       94,986        117,910
  Inventories, net (Note 5)                           149,887        153,267
  Other current assets and prepaid expenses            18,091         18,707
                                                   -----------     ----------
    Total current assets                              353,498        406,355
Long-term investments (Note 6)                         10,200        11,550
Property and equipment, net                            55,831         56,226
Goodwill (Note 7)                                      93,928         91,755
Other intangibles, net (Note 7)                        10,320         11,443
Other assets                                           10,526          6,331
                                                   -----------     ----------
    Total assets                                    $ 534,303      $ 583,660
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short-term borrowings          $  33,291      $  54,706
  Accounts payable, trade                              13,618         21,176
  Accounts payable to related party                     1,357          1,433
  Accrued liabilities (Note 8)                         52,292         71,086
                                                   -----------     ----------
    Total current liabilities                         100,558        148,401
Long-term debt                                         11,667         11,968
Pension obligations                                    11,647         12,049
Minority interests                                      2,391          2,287
Other long-term liabilities                             6,985          6,697
                                                   -----------     ----------
    Total liabilities                                 133,248        181,402
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 28,910,619 (28,896,619 at September
    30, 2008) issued and outstanding (Note 12)            162            161
  Additional paid-in-capital                          191,536        189,091
  Retained earnings                                   302,290        294,644
  Accumulated other comprehensive income               27,063         38,358
  Treasury shares, at cost, 2,829,581 shares        ( 119,996)	 ( 119,996)
                                                   -----------     ----------
    Total stockholders' equity                        401,055        402,258
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 534,303      $ 583,660
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended December 31, 2008 and 2007
            (dollars in thousands, except per share amounts)

                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2008          2007
                                                   ------------  ------------

Net sales                                            $ 106,965    $  134,689
Cost of goods sold                                      65,002        76,035
                                                   ------------  ------------
    Gross profit                                        41,963        58,654

Selling, general, and administrative expenses           23,037        23,991
Research and development expenses                        8,462         8,782
Amortization expense                                       824           957
                                                   ------------  ------------
    Income from operations                               9,640        24,924

Other expense (income):
  Interest income                                      (   624)      ( 2,213)
  Interest expense                                         662           520
  Foreign currency (income) losses                     ( 1,331)        1,646
  Other income                                         (   170)      (   216)
                                                   ------------  ------------
    Income before income taxes and minority
         Interest                                       11,103        25,187

Income tax expense                                       3,353         8,100
                                                   ------------  ------------
    Income before minority interest                     7,750        17,087

Minority interest                                          104           191
                                                   ------------  ------------
    Net income                                       $   7,646    $   16,896
                                                   ============  ============


Earnings per share (Note 12):
    Basic                                            $    0.26    $     0.55
    Diluted                                          $    0.26    $     0.53
                                                   ============  ============
Weighted average shares used in computing
  earnings per share (Note 12):
    Basic                                           28,909,059    30,704,300
    Diluted                                         28,909,059    31,611,518
                                                   ============  ============



See accompanying notes to condensed consolidated financial statements

                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                                Three months ended December 31, 2008 and 2007
                                          (dollars in thousands)

                                         Common                                        Accumulated
Stock              Additional                   Other        Total
                                           Par    Treasury    Paid-in     Retained    Comprehensive  Stockholders'
                                          Value     Stock     Capital     Earnings        Income       Equity
                                        --------  ---------  -----------  -----------  ------------  -------------
BALANCES at September 30, 2008           $  161    $(119,996)  $ 189,091    $ 294,644    $  38,358     $  402,258
  Comprehensive income:
  Fair value of interest swap agreement      --          --           --           --       (   156)     (    156)
  Foreign currency translation adjustment    --          --           --           --       (11,139)      (11,139)
  Net income                                 --          --           --        7,646	           --          7,646
                                                                                                       ------------
Total comprehensive income (loss)                                                                        (  3,649)
Common stock issued in connection with:
  Stock incentive plans                       1          --        2,445           --	           --          2,446
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at December 31, 2008            $  162   $(119,996)   $ 191,536    $ 302,290    $  27,063     $  401,055
                                        ========  ============ ===========  ===========  ===========  ============

BALANCES at September 30, 2007           $  156           --   $ 177,048    $  229,971   $  41,748     $  448,923
  Comprehensive income:
  Fair value of interest swap agreement      --           --          --            --      (   16)       (    16)
  Foreign currency translation adjustment    --           --          --            --       8,654          8,654
  Adoption of FIN 48                         --           --          --           914          --            914
  Net income                                 --           --          --        16,896          --         16,896
                                                                                                       ------------
Total comprehensive income                                                                                 26,448
Common stock issued in connection with:
  Stock incentive plans                      --           --       2,644            --	          --          2,644
Less common shares held in
    treasury, at cost                        --     ( 77,972)         --           --           --       ( 77,972)
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at December 31, 2007            $  156    $( 77,972)  $ 179,692    $  247,781   $  50,386     $  400,043
                                        ========  ============ ===========  ===========  ===========  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2008 and 2007
                          (dollars in thousands)
                                                           Three Months
                                                         Ended December 31,
                                                     ------------------------
                                                        2008          2007
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  7,646     $ 16,896
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        3,107        2,934
     Stock-based compensation expenses                    1,585        1,345
     Other adjustments                                 (    285)         741
  Change in operating assets and liabilities:
     Accounts receivable, trade                          19,425        3,310
     Inventories                                       (    432)   (   8,194)
     Accounts payable                                  (  6,754)   (     342)
     Changes in other operating assets and liabilities ( 14,371)   (   4,479)
                                                     -----------  -----------
       Net cash provided by operating activities          9,921       12,211
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           44           21
  Additions to property and equipment                  (  2,932)   (   3,474)
  Purchases of short-term investments                  (  1,703)   ( 119,221)
  Sales of short-term and long-term investments           1,350      192,350
  Acquisition of business, net of cash acquired        (  5,171)   (   9,003)
  Prepayments on future business acquisitions          (  4,160)          --
                                                      ----------   ----------
       Net cash (used in) provided by
            investing activities                       ( 12,572)      60,673
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   6,331          288
  Repayment to banks                                   ( 28,103)   (   4,921)
  Purchase of treasury stock                                 --    (  65,088)
  Issuance of common stock                                   30          294
  Excess tax benefit from stock options                     464          567
                                                      ----------   ----------
       Net cash used in financing activities           ( 21,278)   (  68,860)
                                                      ----------   ----------
Effect of foreign currency translation on cash         (  3,734)       3,746
                                                      ----------   ----------
Net (decrease) increase in cash and cash equivalents   ( 27,663)       7,770
Cash and cash equivalents at beginning of period        114,486      118,458
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 86,823     $126,228
                                                      ==========   ==========
Cash paid for interest                                 $    529     $    544
Cash paid for taxes                                    $  6,906     $  7,245

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The December 31, 2008, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission on December 1, 2008.


2.   New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Statement is effective for fiscal years beginning after November 15, 2007. Adoption of the provisions of SFAS No. 159 did not have a material impact on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of the implementation of SFAS No. 160 on its consolidated financial position, results of operations and cash flows.

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

In March 2008, the FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact the adoption of SFAS 161 will have on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective November 15, 2008, and did not have an impact on the Company's consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP No. FAS 142-3"), which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will require certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP No. FAS 142-3 may have on its financial statements and related disclosures.

In June 2008, the FASB issued FASB Staff Position ("FSP") No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities". FSP No. EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. The Company is currently evaluating the impact, if any, that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.


3.   Acquisitions and Formation of New Entities

Effective January 24, 2008, the Company purchased Nufern, one of the world's largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. This purchase resulted in goodwill of $6.6 million. On November 14, 2008, the Company and the former stockholders entered into an agreement pursuant to which the Company agreed to pay the former Nufern stockholders an aggregate of $5.0 million in full satisfaction of its obligation to make the earn-out payment. This purchase price adjustment resulting in additional goodwill of $5.0 million.

The Company is in the process of finalizing the acquisition of 80% of China-based Nanjing Eastern Laser Company Ltd. (NELC) through two separate cash transactions. NELC's product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment.

4.  Fair Value Measurements

Effective October 1, 2008, the Company adopted SFAS No. 157, "Fair Value measurements" ("SFAS No. 157"), to account for its financial assets and liabilities. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

* Level 1 - Unadjusted observable quoted prices for identical instruments in active markets.
* Level 2 - Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
* Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Our financial assets and liabilities consist of interest rate swaps and currency forward contracts. The fair value measurement of derivatives is based upon Level 2 inputs consisting of observable current market data as applicable to determine market rates of similar assets and liabilities. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant.

For the three months ended December 31, 2008, there was no material impact from the adoption of SFAS No. 157 on the Company's condensed consolidated financial statements. Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, are classified on the valuation technique level in the table below:
                                         Fair Value Measurements
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $ 86,823   $ 86,823      $     --     $     --
Short-term investments           3,711      3,711            --           --
Derivatives                    (   175)        --       (   175)          --
Non-current auction rate
      securities (Note 6)       10,200         --            --       10,200
                              --------   ---------     ---------    ---------
Total assets at fair value    $100,559   $ 90,534      $(   175)    $ 10,200
                              ========   =========     =========    =========

5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted average cost methods and are summarized as follows:

                                                 December 31,  September 30,
                                                    2008           2008
                                                ------------   ------------
Finished goods                                   $  22,420       $  23,844
Work in progress                                    29,007          31,224
Raw materials and supplies                          53,312          53,857
Demonstration inventory                             16,035          16,868
Service parts                                       29,113          27,474
                                                -----------     -----------
    Total inventories, net                       $ 149,887       $ 153,267
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $18,234 and $18,344 at December 31, 2008, and September 30, 2008,
respectively.


6.   Long-Term Investments

Long-term investments include auction rate securities which are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Through auctions completed during the first quarter of fiscal year 2009, the Company reduced its holdings of auction rate securities to approximately $10.2 million at December 31, 2008. All such auctions resulted in sales, for cash, at par value. At December 31, 2008, the Company held five individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. The Company used a discounted cash flow model to determine the fair market value of these investments at September 30, 2008. This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods. As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet and no gain or loss has been recognized.

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended December 31, 2008 are as follows:
                                               North
                                   Germany    America     Other      Total
                                  ---------- ---------  ----------  ---------
Balance as of September 30, 2008   $ 46,019   $ 16,862   $ 28,874   $ 91,755
Additional goodwill from
   acquisition                           --      5,001         --      5,001
Currency translation difference    (  1,057)   (    79)   ( 1,692)  (  2,828)
                                  ---------- ----------  ---------  ---------
Balance as of December 31, 2008    $ 44,962   $ 21,784   $ 27,182   $ 93,928
                                  ========== ==========  =========  =========

During the three months ended December 31, 2008, the Company experienced significant declines in revenue and operating performance when compared to prior years and the short-term outlook. The Company believes that this weak performance was attributable to reduced consumer spending and investing behavior due to the overall weakness in the economy and the financial crisis. As a result of these factors the Company performed an impairment analysis as of December 31, 2008 and determined that the fair value of the reporting unit still exceeds its carrying value and accordingly, the Company's second step of the impairment analysis was not required to be performed.

The carrying values of other intangible assets are as follows:

                                 December 31, 2008       September 30, 2008
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  9,442    $  4,483   $   9,821    $  4,417
  Customer base                   14,635      13,792      14,846      13,688
  Other                           17,100      12,582      17,229      12,348
                               ----------  ----------  ----------  ----------
  Total                         $ 41,177    $ 30,857    $ 41,896    $ 30,453
                               ==========  ==========  ==========  ==========

Amortization expense for the three-month periods ended December 31, 2008, and 2007, was $0.8 million and $1.0 million, respectively. At December 31, 2008, estimated amortization expense for the remainder of fiscal 2009 and the next five fiscal years based on the average exchange rates as of December 31, 2008, is as follows:

  2009 (remainder)                       $  2.8 million
  2010                                      1.4 million
  2011                                      1.3 million
  2012                                      1.1 million
  2013                                      1.1 million
  2014                                      1.1 million

8.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                December 31,    September 30,
                                                    2008           2008
                                                -----------     -----------
Employee compensation                            $  14,367          23,211
Warranty reserve                                    11,796          12,337
Customer deposits                                   10,740          10,649
Income taxes payable                                 1,499           7,659
Other                                               13,890          17,230
                                                -----------     -----------
Total accrued liabilities                        $  52,292       $  71,086
                                                ===========     ===========

9.  Income Taxes

On October 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes". FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. As a result of the implementation of Interpretation No. 48, the Company recorded a decrease of $0.9 million to reserves for income taxes, with a corresponding increase to retained earnings as of October 1, 2007. As of the date of adoption and after recognizing the impact of FIN 48, the Company's gross unrecognized tax benefits totaled $0.2 million.

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

As of December 31, 2008, the Company's gross unrecognized tax benefits totaled $0.2 million which includes approximately $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

10.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions. The change in warranty reserves for the three-month periods ended December 31, 2008, and 2007, are as follows:
                                                    2008           2007
                                                ------------   ------------
Balance at September 30,                         $  12,337       $  12,269
Additional accruals for warranties
    during the period                                  408           1,443
Usage during the period                           (    610)       (    591)
Currency translation                              (    339)            380
                                                -----------     -----------
Balance at December 31,                          $  11,796       $  13,501
                                                ===========     ===========


11.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2008 or 2007. Non-qualified stock options were granted to officers and other key employees in fiscal years 2008 and 2007. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

SFAS No. 123., "Accounting for Stock-Based Compensation", requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather that as a reduction of taxes paid.

For the current quarter, in compliance with SFAS No. 123(R), the Company recorded expense of $1.6 million for the portion of stock-based compensation arrangements which vested during the period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in these calculations:
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

No options were granted in the three-month period ended December 31, 2008. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three-months ended December 31, 2008 are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2008    2,567,300    $ 23 2/9      7.13       $  19.0
  Granted                        --          --
  Exercised              (    2,000)     15 1/6
  Cancelled                      --          --
  Forfeited              (    5,800)     17 2/3
                         -----------  -----------  ----------- ----------
Balance at
    December 31, 2008     2,559,500    $ 23 1/4       6.89      $  (6.8)
Exercisable at
    December 31, 2008     1,052,900    $ 17           5.80      $   3.8


As of December 31, 2008 there was $15.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 3.11 years.

During the three-months ended December 31, 2008 and 2007, the following activity occurred under the plan:
                                                       (in millions)
                                                      ----------------
                                                       2008      2007
                                                      ------   -------
Total intrinsic value of stock options exercised      $ 0.1    $ 0.5

Cash received from stock option exercises for the three months ended December 31, 2008, was $0.03 million.


12. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted number of common shares outstanding for each period is as follows:
                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------
                                                       2008        2007
                                                    ----------  ----------
Weighted number of shares
  for BASIC earnings per common share               28,909,059  30,704,300
Potential additional shares
  due to outstanding dilutive
  stock options                                             --     907,218
                                                    ----------  ----------
Weighted number of shares
  for DILUTED earnings per common share             28,909,059  31,611,518
                                                    ==========  ==========

491,300 shares excluded from the calculation of diluted EPS for the three months ended December 31, 2008.


13.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2008 and 2007:

                                    PENSION PLANS
                               ----------------------
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2008       2007
                               ----------  ----------
Service cost                   $    182    $   184
Interest cost                       259        239
Expected return on plan assets  (   106)   (    81)
Amortization of prior
   service costs                     --         --
Amortization of net loss             --         --
                               ----------  ----------
Net periodic benefit cost      $    335    $   342
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

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:
                                               December 31,  September 30,
                                                   2008          2008
                                               ----------     ----------
      ASSETS
           North America                       $ 188,075      $ 199,423
           Germany                               362,462        402,813
           Other                                 216,220        207,885
           Intercompany eliminations           ( 232,454)     ( 226,461)
                                               ----------     ----------
                                               $ 534,303      $ 583,660
                                               ==========     ==========
      LONG-LIVED ASSETS
           North America                       $  14,260      $  14,603
           Germany                                34,264         34,263
           Other                                   7,342          7,399
           Intercompany eliminations           (      35)     (      39)
                                               ----------     ----------
                                               $  55,831      $  56,226
                                               ==========     ==========

                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2008           2007
                                               ----------     -----------
       NET SALES
           North America                       $  25,511      $  28,355
           Germany                                80,186        114,161
           Other                                  36,122         42,353
           Intercompany eliminations            ( 34,854)      ( 50,180)
                                               ----------     -----------
                                               $ 106,965      $ 134,689
                                               ==========     ===========
      INTERCOMPANY SALES
           North America                       $   1,392      $     980
           Germany                                27,120         38,656
           Other                                   6,342         10,544
           Intercompany eliminations            ( 34,854)      ( 50,180)
                                               ----------     -----------
                                               $      --      $      --
                                               ==========     ===========

      EXTERNAL SALES
                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2008           2007
                                               ----------     ----------
           North America                       $  24,119      $  27,375
           Germany                                53,066         75,505
           Other                                  29,780         31,809
                                               ----------     ----------
                                               $ 106,965      $ 134,689
                                               ==========     ==========

      INCOME BEFORE INCOME TAXES AND MINORITY INTEREST

                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2008           2007
                                               ----------     ----------
           North America                       $(  3,815)     $   1,098
           Germany                                12,389         20,685
           Other                                   1,861          4,295
           Intercompany eliminations                 668       (    891)
                                               ----------     ----------
                                               $  11,103      $  25,187
                                               ==========     ==========

15.  Enterprise Wide Information

The Company obtains revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:


                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2008           2007
                                               ----------     ----------
           Macro applications                  $  41,352      $  61,183
           Marking and Micro applications         54,615         63,389
           Components                             10,998         10,117
                                               ----------     ----------
                                               $ 106,965      $ 134,689
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

During the first quarter of fiscal years 2009, and 2008 respectively, we realized approximately 39% and 45% of revenues from the sale and servicing of laser products used for macro applications, approximately 51% and 47% from the sale and servicing of laser products for marking and micro applications, and approximately 10% and 8% from the sale of components.

Global economic conditions have adversely affected demand for laser sources and laser-based system solutions, and accordingly, our business and financial performance. First quarter sales were heavily impacted by postponed shipments in various industries. The North American and Asian markets experienced a significant slowdown in sales, while sales in the European markets remained relatively stable. However, order entry in all regions was slow. With very few exceptions, we experienced diminished demand across all industries, even in the photovoltaic industry, which is something we have never seen before. During the three months ended December 31, 2008, the Company has taken action to reduce its worldwide cost structure to address the declining global business without sacrificing its goal of broadening the customer base. These actions include labor cost reductions (in both hours and headcount), and elimination of non-critical outside services. Our strong balance sheet will help support our business and allow us to maintain our research and development programs while minimizing our cash usage during this economic downturn.

At December 31, 2008, Rofin-Sinar had 1,773 employees compared to 1,641 employees at December 31, 2007.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                       Three Months
                                     Ended December 31,
                                  ----------------------
                                     2008        2007
                                  ----------  ----------
Net sales                           100.0%        100.0%
Cost of goods sold                   60.8%         56.5%
Gross profit                         39.2%         43.5%
Selling, general and
  administrative expenses            21.5%         17.8%
Research and development expenses     7.9%          6.5%
Intangibles amortization              0.8%          0.7%
Income from operations                9.0%         18.5%
Income before income taxes
  and minority interest	             10.4%         18.7%
Net income                            7.1%         12.5%

Net Sales - Net sales of $107.0 million represent a decrease of $27.7 million, or 21%, for the three months ended December 31, 2008, as compared to the corresponding period in fiscal 2008. The decrease resulted from a net sales decrease of $18.9 million, or 18%, in Europe/Asia and a decrease of $8.8 million, or 32%, in the United States, compared to the corresponding period in fiscal 2008. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $7.8 million for the three-month period ended December 31, 2008.

Net sales of laser products for macro applications for the three-month period decreased by 32%, to $41.4 million, as compared to the corresponding period of fiscal 2008. The decrease can be mainly attributed to the lower demand for our lasers for macro applications in the machine tool industry.

Net sales of lasers for marking and micro applications decreased by 14% to $54.6 million for the three months ended December 31, 2008 as compared to the corresponding period in fiscal 2008. The decrease can be mainly attributed to the lower demand for our lasers for micro and marking applications principally in the semiconductor, consumer electronics, and jewelry industries. Revenues for the components business increased by $0.9 million, or 9%, to $11.0 million for the three months ended December 31, 2008, mainly due to the recent acquisition of Nufern.

Gross Profit - Our gross profit of $42.0 million for the three months ended December 31, 2008, represents a decrease of $16.7 million (29%) from the corresponding period of fiscal year 2008. As a percentage of sales, compared to the corresponding three-month period of fiscal year 2008, gross profit decreased from 44% to 39%. The decrease in our gross margins was a result of the low level of business with the corresponding lower absorption of fixed costs, high volume orders with corresponding lower average prices in the micro business, a decrease of 26% in our service and spare part revenue, and a portion of one time costs related to employee benefits amounting to $0.6 million. Gross profit was unfavorably affected by $2.7 million for the three-month period ended December 31, 2008 due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $23.0 million decreased by $1.0 million (4%) for the three-month period ended December 31, 2008, compared to the corresponding period of fiscal 2008. The decrease in SG&A expenses is mainly a result of lower commissions related to the lower level of revenues, lower advertisement expenses, partially offset by additional SG&A expenses from our acquired subsidiary Nufern, and a portion of the one time costs related to employee benefits of $1.0 million. Additionally, SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $1.1 million for the three-month period ended December 31, 2008, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro. As a percentage of net sales, SG&A expenses increased from 18% to 22% during the respective periods.

Research and Development - The Company's net expenses for research and development amounted to $8.5 million which represent a decrease of $0.3 million, or 4% for the three-month period ended December 31, 2008, compared to the corresponding period of fiscal 2008. Gross research and development expenses for the three-month periods ended December 31, 2008, and 2007, were $8.9 million and $9.3 million, respectively, and were reduced by $0.4 million and $0.5 million of government grants during each respective period. The decrease in R&D expenses is mainly a result of foreign currency translation which affected R&D expenses favorably by $0.7 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro. This was partially offset by a portion of one time costs related to employee benefits of $0.4 million.

Amortization Expense - Amortization expense for the three-month period ended December 31, 2008 and 2007 amounted to $0.8 million and $1.0 million, respectively.

Other Income/Expenses - Net other income of $1.5 million for the three-month period ended December 31, 2008, represents an increase of $1.2 million compared to net other income of $0.3 million in the corresponding period of the prior year. The increase in net other income is primarily attributable to net exchange gains of $1.3 million for the three-month period ended December 31, 2008, as compared to net exchange losses of $1.6 million for the three-month period ended December 31, 2007, which was partially offset by a decrease in interest income of $1.6 million.

Income Tax Expense - Income tax expense of $3.4 million for the three-month period ended December 31, 2008, represents an effective tax rate of 30% compared to 32% for the corresponding period of the prior year. The lower overall effective income tax rate is primarily the result of a refund of withholding taxes in Europe. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.5 million for the three-month period ended December 31, 2008, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $7.6 million for the three-month period ended December 31, 2008, which represents a decrease of $9.3 million from the corresponding period in fiscal 2008. For the three-month period ended December 31, 2008, basic and diluted net income per common share equaled $0.26, respectively, based upon a weighted average of 28.9 million common shares outstanding, as compared to basic and diluted net income per common share of $0.55 and $0.53, respectively, for the three-month period ended December 31, 2007, based upon a weighted average of 30.7 million and 31.6 million common shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2008, were cash and cash equivalents of $86.8 million, short-term investments of $3.7 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, a long-term loan with Deutsche-Bank AG of $7.0 million and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $112.9 million (translated at the applicable exchange rate at December 31, 2008). As of December 31, 2008, $1.7 million, which is due in the short term, was outstanding under the $25.0 million Deutsche Bank line of credit, $7.0 million was outstanding under the long-term loan with Deutsche-Bank and $36.3 million (of which $31.6 million is due in the short term) under other lines of credit. Approximately $99.9 million was unused and available under the Company's bank facility and lines of credit at December 31, 2008. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At December 31, 2008, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $27.7 million during the three months ended December 31, 2008. Approximately $9.9 million in cash and cash equivalents were provided by operating activities, primarily as the result of a decrease in accounts receivables partially offset by a decrease in accounts payable and accrued liabilities. Operating cash flow was negatively affected mainly by a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities totaled $12.6 million for the three-month period ended December 31, 2008, and primarily related to the acquisition of businesses ($5.2 million), prepayments on future acquisitions ($4.2 million), various additions to property and equipment (2.9 million), purchases of short-term investments ($1.7 million), offset by the sale of long-term investments ($1.3 million).

Net cash used in financing activities totaled $21.3 million and was primarily related to current period net repayments on short term loans with banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2008, and has not entered into any further material contractual obligations since that date.


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 71% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swiss Francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $26.3 million at December 31, 2008, as compared to $50.9 million at December 31, 2007.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.


Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on 10-K for the fiscal year ended September 30, 2008. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

     Share-Based Payment

     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.-based employees. Compensation expense related to all other employees is treated as a permanent difference for income tax purposes.


Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2008, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2008  December 31, 2008
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             302,000             173,000
Gunther Braun            6,000             570,000             310,000
Carl F. Baasel         128,000              24,000                  --
Ralph E. Reins (1)      18,000                  --                  --
Gary K. Willis (1)      33,000                  --                  --
Daniel Smoke (1)        23,000                  --                  --
Stephan Fantone (1)     10,700                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended December 31, 2008, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of December 31, 2008, the Company maintained cash equivalents and short-term investments of $44.0 million, consisting mainly of interest bearing securities and demand deposits. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.1 million.

At December 31, 2008, the Company had $1.6 million of variable rate debt on which the interest rate is reset every three months, $8.4 million of variable rate debt on which the interest rate is reset every six months, and $35.0 million of fixed rate debt. Maturities of this debt are as follows: $33.3 million is due in 2009, 0.8 million is due in 2010, $0.7 million is due in 2011, $0.6 million is due in 2012, $7.3 million is due in 2013, $0.1 million is due in 2014 and $2.2 million in due in 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by approximately $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 4.0 million (equivalent to $5.6 million based on the exchange rate at December 31, 2008) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2008, the Company held Japanese yen forward exchange options with an aggregate notional amount of Euro 0.9 million and Euro forward exchange rate options with an aggregate notional amount of Euro 0.4 million. The loss resulting from a 10% change in currency exchange rates would vary approximately from $0.1 million to $0.4 million.

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

         A licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit and a response from the licensor was received in January 2009. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.


Item 1A. Risk Factors

         For information regarding risk factors that could effect the Company's results of operation, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in
         Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2008. See also, "Overview" and "Forward-Looking Statements" included in this Quarterly Report of Form 10-Q. Set forth below is an additional risk factor that we have recently identified in light of the current economic conditions.

         The current economic conditions could materially adversely affect our financial condition and results of operations.

         The current economic crisis is having a significant negative impact on businesses around the world. Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, unemployment, consumer credit availability, global factory production, and credit market conditions.

         The downturn in the economy may continue to affect sales of our products for the foreseeable future and adversely impact our results of operations.

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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   February 9, 2009       /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer