Form 10-Q
period 2009-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2009-05-11
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] / No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer"
and "Smaller Reporting Company" in Rule 12b-2 of the Exchange Act.   Large
accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

28,910,619 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 8, 2009.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            March 31, 2009 and September 30, 2008                    4

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2009 and 2008                                  5

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Six months ended March 31, 2009 and 2008                 6

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2009 and 2008                 7

          Notes to Condensed Consolidated Financial Statements       8

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      21

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               29

          Item 4  - Controls and Procedures                         30


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               31

          Item 1A - Risk Factors                                    31

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             32

          Item 3  - Defaults Upon Senior Securities                 32

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                32

          Item 5  - Other Information                               32

          Item 6  - Exhibits                                        33

          SIGNATURES                                                33

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)
                                                   March 31,   September 30,
                                                      2009          2008
ASSETS                                             -----------   -----------
Current Assets
  Cash and cash equivalents                         $  98,973      $ 114,486
  Short-term investments                                2,384          1,985
  Accounts receivable, net of allowance for
    doubtful accounts of $2,933 and $3,647,
    respectively                                       74,849        117,910
  Inventories, net (Note 5)                           138,137        153,267
  Other current assets and prepaid expenses            18,277         18,707
                                                   -----------     ----------
    Total current assets                              332,620        406,355
Long-term investments (Note 6)                         10,200         11,550
Property and equipment, net                            53,484         56,226
Goodwill (Note 7)                                      83,091         91,755
Other intangibles, net (Note 7)                         9,245         11,443
Other assets                                           16,959          6,331
                                                   -----------     ----------
    Total assets                                    $ 505,599      $ 583,660
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short-term borrowings          $  30,868      $  54,706
  Accounts payable, trade                              13,271         21,176
  Accounts payable to related party                       418          1,433
  Accrued liabilities (Note 8)                         40,971         71,086
                                                   -----------     ----------
    Total current liabilities                          85,528        148,401
Long-term debt                                         11,239         11,968
Pension obligations                                    11,355         12,049
Minority interests                                      2,460          2,287
Other long-term liabilities                             6,642          6,697
                                                   -----------     ----------
    Total liabilities                                 117,224        181,402
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 28,910,619 (28,896,619 at September
    30, 2008) issued and outstanding (Note 12)            162            161
  Additional paid-in-capital                          193,074        189,091
  Retained earnings                                   303,456        294,644
  Accumulated other comprehensive income               11,679         38,358
  Treasury shares, at cost, 2,829,581 shares        ( 119,996)	 ( 119,996)
                                                   -----------     ----------
    Total stockholders' equity                        388,375        402,258
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 505,599      $ 583,660
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended March 31, 2009 and 2008
            (dollars in thousands, except per share amounts)

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2009        2008        2009        2008
                               ----------  ----------  ----------  ----------
Net sales                      $  75,591   $ 136,600   $ 182,556   $ 271,289
Cost of goods sold                47,676      75,943     112,678     151,978
                               ----------  ----------  ----------  ----------
    Gross profit                  27,915      60,657      69,878     119,311

Selling, general, and
    administrative expenses       19,536      27,600      42,573      51,591
Research and development expenses  7,525      10,158      15,987      18,940
Amortization expense                 875       3,689       1,700       4,646
                               ----------  ----------  ----------  ----------
    Income (loss) from
      operations                 (    21)     19,210       9,618      44,134

Other (income) expense:
  Interest income                (   337)    ( 1,404)   (    961)    ( 3,617)
  Interest expense                   381         224       1,042         744
  Foreign currency (income)losses( 1,620)      3,770    (  2,951)      5,416
  Other (income) expense              35     (   190)   (    135)    (   407)
                               ----------  ----------  ----------  ----------
    Income before income taxes
      and minority interest        1,520      16,810      12,623      41,998

Income tax expense                   285       5,928       3,638      14,029
                               ----------  ----------  ----------  ----------
    Income before minority
        interest                   1,235      10,882       8,985      27,969

Minority interest, net of tax         69         103         173         294
                               ----------  ----------  ----------  ----------
    Net income                  $  1,166    $ 10,779    $  8,812    $ 27,675
                               ==========  ==========  ==========  ==========

Earnings per share (Note 12):
    Basic                       $   0.04    $   0.36    $   0.31    $   0.92
    Diluted                     $   0.04    $   0.35    $   0.31    $   0.90
                               ==========  ==========  ==========  ==========

Weighted-average shares used in computing
  earnings per share (Note 12):
    Basic                      28,910,619  29,661,864  28,909,834  30,183,285
    Diluted                    28,910,619  30,524,619  28,909,834  30,874,868
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                                Six months ended March 31, 2009 and 2008
                                          (dollars in thousands)

                                         Common                                        Accumulated
Stock              Additional                   Other        Total
                                           Par    Treasury    Paid-in     Retained    Comprehensive  Stockholders'
                                          Value     Stock     Capital     Earnings        Income       Equity
                                        --------  ---------  -----------  -----------  ------------  -------------
BALANCES at September 30, 2008           $  161    $(119,996)  $ 189,091    $ 294,644    $  38,358     $  402,258
  Comprehensive income:
  Fair value of interest swap agreement      --          --           --           --      (   189)       (   189)
  Foreign currency translation adjustment    --          --           --           --      (26,490)       (26,490)
  Net income                                 --          --           --        8,812   	        --          8,812
                                                                                                       ------------
Total comprehensive income (loss)                                                                         (17,867)
Common stock issued in connection with:
  Stock incentive plans                       1          --        3,983           --	           --          3,984
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at March 31, 2009               $  162   $(119,996)   $ 193,074    $ 303,456    $  11,679     $  388,375
                                        ========  ============ ===========  ===========  ===========  ============

BALANCES at September 30, 2007           $  156           --   $ 177,048    $  229,971   $  41,748     $  448,923
  Comprehensive income:
  Fair value of interest swap agreement      --           --          --            --      (   32)       (    32)
  Foreign currency translation adjustment    --           --          --            --      29,846         29,846
  Adoption of FIN 48                         --           --          --           914          --            914
  Net income                                 --           --          --        27,675          --         27,675
                                                                                                       ------------
Total comprehensive income                                                                                 58,403
Common stock issued in connection with:
  Stock incentive plans                       4           --       7,202            --	          --          7,206
Less common shares held in
    treasury, at cost                        --     ( 77,972)         --           --           --       ( 77,972)
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at March 31, 2008               $  160    $( 77,972)  $ 184,250    $  258,560   $  71,562     $  436,560
                                        ========  ============ ===========  ===========  ===========  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2009 and 2008
                          (dollars in thousands)
                                                           Six Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2009          2008
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  8,812     $ 27,675
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        6,225        8,958
     Stock-based compensation expenses                    3,123        2,710
     Other adjustments                                 (  1,528)   (   1,799)
  Change in operating assets and liabilities:
     Accounts receivable, trade                          35,914        6,229
     Inventories                                          5,560    (  20,755)
     Accounts payable                                  (  6,577)       6,993
     Changes in other operating assets and liabilities ( 22,164)   (  22,332)
                                                     -----------  -----------
       Net cash provided by operating activities         29,365        7,679
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           68          106
  Additions to property and equipment                  (  4,880)   (   6,956)
  Purchases of short-term investments                  (  2,133)   ( 128,574)
  Sales of short-term and long-term investments           2,822      224,650
  Acquisition of business, net of cash acquired        (  5,398)   (  30,139)
  Prepayments on future business acquisitions          (  4,160)          --
                                                      ----------   ----------
       Net cash (used in) provided by
            investing activities                       ( 13,681)      59,087
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   8,600        1,681
  Repayment to banks                                   ( 31,886)   (  10,072)
  Purchase of treasury stock                                 --    (  77,972)
  Issuance of common stock                                   30        3,491
  Excess tax benefit from stock options                     464          567
                                                      ----------   ----------
       Net cash used in financing activities           ( 22,792)   (  82,305)
                                                      ----------   ----------
Effect of foreign currency translation on cash         (  8,405)      10,304
                                                      ----------   ----------
Net decrease in cash and cash equivalents              ( 15,513)   (   5,235)
Cash and cash equivalents at beginning of period        114,486      118,458
                                                      ----------   ----------
Cash and cash equivalents at end of period             $ 98,973     $113,223
                                                      ==========   ==========
Cash paid for interest                                 $    879     $    837
Cash paid for taxes                                    $ 11,350     $ 46,917

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2008, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008, as filed with the Securities and Exchange Commission on December 1, 2008.


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

In March 2008, the FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. SFAS 161 became effective for the fiscal quarter covered by this report and did not have an impact on the Company's consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP FAS 115-2 and FAS 124-
2). FSP FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and for determining the amount of an impairment charge to be recorded in earnings. The FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP 115-2 and FAS 124-2 effective June 30, 2009. The Company is currently evaluating the impact of FAS 115-2 and FAS 124-2 on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4). FSP FAS 157-4 provides application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. The FSP is required to be applied prospectively and does not allow retrospective application. This FSP is effective for interim and fiscal periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt FSP FAS 157-4 effective June 30, 2009. The Company is currently evaluating the impact of FAS 115-2 and FAS 124-2 on its consolidated financial statements.

3.   Acquisitions

Effective January 24, 2008, the Company purchased Nufern, one of the world's largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. This purchase resulted in goodwill of $6.6 million. On November 14, 2008, the Company and the former Nufern stockholders entered into an agreement pursuant to which the Company agreed to pay the former Nufern stockholders an aggregate of $5.0 million in full satisfaction of its obligation to make the earn-out payment. This purchase price adjustment resulting in additional goodwill of $5.0 million. However, during the three-month period ended March 31, 2009, the Company finalized its valuation of the identified intangible assets related to this acquisition. Since the final valuation was different from the Company's preliminary assessment, a purchase price adjustment was made to the amount of goodwill recorded.

Effective March 11, 2009, the Company made the final payment for the outstanding earn-out, and acquired the remaining 10% of share capital of Optoskand AB through its wholly-owned subsidiary Rofin-Sinar Laser GmbH under an option agreement. This purchase resulted in an additional goodwill of $0.7 million.

See Footnote 16 for information concerning an additional acquisition completed subsequent to the quarter ended March 31, 2009.


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

For the six months ended March 31, 2009, there was no material impact from the adoption of SFAS No. 157 on the Company's condensed consolidated financial statements. Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, are classified on the valuation technique level in the table below:

                                         Fair Value Measurements
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $ 98,973   $ 98,973      $     --     $     --
Short-term investments           2,384      2,384            --           --
Derivatives                    (    92)        --       (    92)          --
Non-current auction rate
      securities (Note 6)       10,200         --            --       10,200
                              --------   ---------     ---------    ---------
Total assets at fair value    $111,465   $101,357      $(    92)    $ 10,200
                              ========   =========     =========    =========


5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

                                                  March 31,    September 30,
                                                    2009           2008
                                                ------------   ------------
Finished goods                                   $  20,444       $  23,844
Work in progress                                    28,382          31,224
Raw materials and supplies                          46,910          53,857
Demonstration inventory                             14,640          16,868
Service parts                                       27,761          27,474
                                                -----------     -----------
    Total inventories, net                       $ 138,137       $ 153,267
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $17,829 and $18,344 at March 31, 2009, and September 30, 2008, respectively.

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

Through auctions completed during the first quarter of fiscal year 2009, the Company reduced its holdings of auction rate securities to approximately $10.2 million at March 31, 2009. All such auctions resulted in sales, for cash, at par value. At March 31, 2009, the Company held five individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. The Company used a discounted cash flow model to determine the fair market value of these investments at September 30, 2008. This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods. As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet and no gain or loss has been recognized.


7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended March 31, 2009, are as follows:
                                               North
                                   Germany    America     Other      Total
                                  ---------- ---------  ----------  ---------
Balance as of September 30, 2008   $ 46,019   $ 16,862   $ 28,874   $ 91,755
Additional goodwill from
   acquisition                           --    ( 3,695)       697   (  2,998)
Currency translation difference    (  2,992)   (   224)   ( 2,450)  (  5,666)
                                  ---------- ----------  ---------  ---------
Balance as of March 31, 2009       $ 43,027   $ 12,943   $ 27,121   $ 83,091
                                  ========== ==========  =========  =========

During the six months ended March 31, 2009, the Company experienced significant declines in revenue and operating performance when compared to prior years and the short-term outlook. The Company believes that this weak performance was attributable to reduced consumer spending and investing behavior due to the overall weakness in the economy and the financial crisis. As a result of these factors the Company performed an impairment analysis of all long-lived assets as of March 31, 2009, and determined that no impairment exists and further analysis was not required.

The carrying values of other intangible assets are as follows:

                                  March 31, 2009         September 30, 2008
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  9,069    $  4,405   $   9,821    $  4,417
  Customer base                   14,248      13,722      14,846      13,688
  Other                           16,647      12,592      17,229      12,348
                               ----------  ----------  ----------  ----------
  Total                         $ 39,964    $ 30,719    $ 41,896    $ 30,453
                               ==========  ==========  ==========  ==========

Amortization expense for the six-month periods ended March 31, 2009, and 2008, was $1.7 million and $4.6 million, respectively. At March 31, 2009, estimated amortization expense for the remainder of fiscal 2009 and the next five fiscal years based on the average exchange rates as of March 31, 2009, is as follows:

  2009 (remainder)                       $  1.9 million
  2010                                      1.4 million
  2011                                      1.2 million
  2012                                      1.1 million
  2013                                      1.1 million
  2014                                      1.1 million


8.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  March 31,    September 30,
                                                    2009           2008
                                                -----------     -----------
Employee compensation                            $ 12,500           23,211
Warranty reserve                                   10,068           12,337
Customer deposits                                  10,379           10,649
Income taxes payable                               (4,004)           7,659
Other                                              12,028           17,230
                                                -----------     -----------
Total accrued liabilities                        $ 40,971         $ 71,086
                                                ===========     ===========

9.  Income Taxes

On October 1, 2007, the Company adopted the provisions of the Financial Accounting Standard Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes". FIN No. 48 heightens the threshold for recognizing and measuring tax benefits and requires enterprises to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll-forward of tax benefits taken that do not qualify for financial statement recognition. As a result of the implementation of FIN No. 48, the Company recorded a decrease of $0.9 million to reserves for income taxes, with a corresponding increase to retained earnings as of October 1, 2007. As of the date of adoption and after recognizing the impact of FIN 48, the Company's gross unrecognized tax benefits totaled $0.2 million.

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

As of March 31, 2009, the Company's gross unrecognized tax benefits totaled $0.6 million which includes approximately $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.


10.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The change in warranty reserves for the six-month periods ended March 31, 2009 and 2008, are as follows:
                                                    2009           2008
                                                ------------   ------------
Balance at September 30,                         $  12,337       $  12,269
Additional accruals for warranties
    during the period                                  386           1,063
Usage during the period                           (  1,848)       (  1,031)
Currency translation                              (    807)          1,175
                                                -----------     -----------
Balance at March 31,                             $  10,068       $  13,476
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

For the current quarter, in compliance with SFAS No. 123(R), the Company recorded expense of $1.5 million for the portion of stock-based compensation arrangements which vested during the period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in these calculations:

                                          2009          2008
                                         Grants        Grants
                                       ----------    ----------
Grant date fair value                     $ 6.87        $18.14
Expected life                            5 Years       5 Years
Volatility                                 50.3%         48.1%
Risk-free interest rate                    1.65%         2.36%
Dividend yield                                0%            0%
Annual forfeiture rate                        2%            2%

306,250 of stock options were granted in the three-month period ended March 31, 2009. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three-months ended March 31, 2009, are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2008    2,567,300    $ 23 2/9      7.13       $  19.0
  Granted                   306,250      15
  Exercised              (    2,000)     15 1/6
  Cancelled                      --          --
  Forfeited              (    5,800)     17 2/3
                         -----------  -----------  ----------- ----------
Balance at
    March 31, 2009        2,865,750    $ 22 3/8       6.99      $ (17.9)
Exercisable at
    March 31, 2009        1,564,500    $ 19 2/5       5.97      $ ( 5.1)


As of March 31, 2009, there was $15.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.20 years.

During the six months ended March 31, 2009 and 2008, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised                 --     $ 13.2       $  0.1      $ 13.7


Cash received from stock option exercises for the three month and six-month periods ended March 31, 2009, was $0.03 million.

12. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted number of common shares outstanding for each period is as follows:
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2009       2008       2009        2008
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for BASIC net income
  per common share             28,910,619  29,661,864  28,909,834  30,183,285
Potential additional shares
  due to outstanding dilutive
  stock options                        --     862,755          --     691,583
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for DILUTED net
  income per common share      28,910,619  30,524,619  28,909,834  30,874,868
                               ==========  ==========  ==========  ==========

557,750 shares excluded from the calculation of diluted EPS for the six months ended March 31, 2009.


13.  Defined Benefit Plans

Components of net periodic cost were as follows for the three and six-month periods ended March 31, 2009 and 2008:


                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
Service cost                    $   179     $    230    $   361     $   414
Interest cost                       253          291        512         530
Expected return on plan assets  (   106)     (   131)    (  212)    (   212)
Amortization of prior
   service costs                     --           --          --         --
Amortization of net loss             --           --          --         --
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   326         390    $   661       $   732
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

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:
                                                March 31,  September 30,
                                                   2009          2008
                                               ----------     ----------
      ASSETS
           North America                       $ 193,665      $ 199,423
           Germany                               342,690        402,813
           Other                                 196,525        207,885
           Intercompany eliminations           ( 227,281)     ( 226,461)
                                               ----------     ----------
                                               $ 505,599      $ 583,660
                                               ==========     ==========
      LONG-LIVED ASSETS
           North America                       $  13,854      $  14,603
           Germany                                32,665         34,263
           Other                                   6,998          7,399
           Intercompany eliminations           (      33)     (      39)
                                               ----------     ----------
                                               $  53,484      $  56,226
                                               ==========     ==========

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
      NET SALES

      North America            $  20,829   $  34,314   $  46,339   $  62,669
      Germany                     50,738     111,392     130,925     225,552
      Other                       30,063      46,662      66,184      89,015
      Intercompany eliminations ( 26,039)   ( 55,768)   ( 60,892)   (105,947)
                              ----------  ----------   ----------  ----------
                               $  75,591   $ 136,600   $ 182,556   $ 271,289
                               ==========  ==========  ==========  ==========
      INTERCOMPANY SALES

      North America            $     919    $    951   $   2,310   $   1,932
      Germany                     19,352      44,581      46,472      83,236
      Other                        5,768      10,236      12,110      20,779
      Intercompany eliminations ( 26,039)   ( 55,768)   ( 60,892)   (105,947)
                              ----------  ----------   ----------  ----------
                               $      --   $      --   $      --   $      --
                               ==========  ==========  ==========  ==========

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
      EXTERNAL SALES

      North America            $  19,909   $  33,363    $  44,028   $  60,737
      Germany                     31,387      66,811       84,453     142,316
      Other                       24,295      36,426       54,075      68,236
                               ----------  ----------  ----------  ----------
                               $  75,591   $ 136,600    $ 182,556   $ 271,289
                               ==========  ==========  ==========  ==========

      INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST

      North America            $ ( 3,786)  $(    614)   $ ( 7,600)  $    484
      Germany                      2,450      19,670       14,839     40,356
      Other                        2,510       2,611        4,371      6,906
      Intercompany eliminations      346    (  4,857)       1,013     (5,748)
                               ----------  ----------  ----------  ----------
                               $   1,520   $  16,810    $  12,623  $  41,998
                               ==========  ==========  ==========  ==========


15.  Enterprise Wide Information

The Company obtains revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
      Macro applications       $  30,290   $  59,617    $  71,641  $ 121,426
      Marking and micro
           applications           34,988      62,335       89,605    125,098
 	Components                  10,313      14,648       21,310	    24,765
                               ----------  ----------  ----------  ----------
                               $  75,591   $ 136,600    $ 182,556  $ 271,289
                               ==========  ==========  ==========  ==========

16.  Subsequent Events

Acquisition of Nanjing Eastern Laser Company. Ltd.

In April 2009, the Company completed the acquisition of 80% of China-based Nanjing Eastern Laser Company Ltd. (NELC) through two separate cash transactions. NELC's product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment.

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

During the second quarter of fiscal years 2009 and 2008 respectively, we realized approximately 40% and 43% of revenues from the sale and servicing of laser products used for macro applications, approximately 46% from the sale and servicing of laser products for marking and micro applications, and approximately 14% and 11% from the sale of components.

The second quarter ended March 31, 2009, was impacted by the severe downturn in the global economy. Order entry levels across all industries were low in January and February of 2009 and began to rebound in March 2009. Second quarter sales were negatively impacted by postponed shipments in various industries. The North American, European and Asian markets experienced a significant slowdown in sales. With very few exceptions, we experienced diminished demand across all industries. The Company continued to take action to reduce its worldwide cost structure to address the declining global business without sacrificing its goal of broadening the customer base. These actions include labor cost reductions (in both hours and headcount), and elimination of non-critical outside services. Due to effective cost-cutting measures and disciplined capital spending, we reported net income of $1.2 million for the second quarter, even under these difficult macroeconomic conditions. We are confident that focusing on research and product development as well as on our performance in emerging geographic markets, is the right strategy to mitigate the impact of the global market downturn and position us well as the market rebuilds.

At March 31, 2009, Rofin-Sinar had 1,723 employees compared to 1,728 employees at March 31, 2008.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2009       2008         2009        2008
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  63%         56%         62%         56%
Gross profit                        37%         44%         38%         44%
Selling, general and
  administrative expenses           26%         20%         23%         19%
Research and development expenses   10%          7%          9%          7%
Intangibles amortization             1%          3%          1%          2%
Income from operations               0%         14%          5%         16%
Income before income taxes
  and minority interest              2%         12%          7%         16%
Net income                           2%          8%          5%         10%

Net Sales - Net sales of $75.6 million and $182.6 million represent decreases of $61.0 million, or 45%, and $88.7 million, or 33%, for the three and six-month periods ended March 31, 2009, as compared to the corresponding period in fiscal 2008. The decrease for the three-months ended March 31, 2009, resulted from a net sales decrease of $44.9 million, or 43%, in Europe and Asia, and a decrease of $16.1 million, or 48%, in North America, compared to the corresponding period in fiscal 2008. The decrease for the six months ended March 31, 2009, compared to the corresponding period in fiscal 2008, resulted from a net sales decrease of $63.8 million, or 30%, in Europe and Asia, and a decrease of $24.9 million, or 41%, in North America. The U.S. dollar strenghtened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $10.7 million and $18.4 million for the three and six-month periods ended March 31, 2009.

Net sales of laser products for macro applications decreased by $29.3 million, or 49%, to $30.3 million and by $49.8 million, or 41%, to $71.7 million for the three and six-month periods ended March 31, 2009, as compared to the corresponding periods of fiscal 2008. The decrease can be mainly attributed to the lower demand for our lasers for macro applications in the machine tool and automotive industry.

Net sales of lasers for marking and micro applications decreased by $27.4 million, or 44%, to $35.0 million for the three-month period ended March 31, 2009, and by $35.5 million, or 28%, to $89.6 million for the six-month period ended March 31, 2009 as compared to the corresponding periods in fiscal 2008. The decrease can be mainly attributed to the lower demand for our lasers for micro and marking applications principally in the semiconductor, consumer electronics, and jewelry industries.

Revenues for the components business decreased by $4.3 million, or 29%, to $10.3 million for the three-month period ended March 31, 2009, and by $3.5 million, or 14%, to $21.3 million for the six-month period ended March 31, 2009, as compared to the corresponding periods in fiscal 2008 mainly due to the economic downturn in several industries.

Gross Profit - Our gross profit of $27.9 million and $69.9 million for the three and the six-month periods ended March 31, 2009, represents decreases of $32.7 million, or 54%, and $49.4 million, or 41%, from the corresponding periods of fiscal year 2008. As a percentage of sales, gross profit decreased from 44% to 37% for the three-month period ended March 31, 2009, and from 44% to 38% for the six-month period ended March 31, 2009, as compared to the corresponding periods in fiscal year 2008. The decrease in our gross margins was mainly the result of the low level of business with the corresponding lower absorption of fixed costs, and a decrease in our service and spare parts revenue. Gross profit was unfavorably affected by $3.0 million and $5.8 million for the three and six-month periods ended March 31, 2009, respectively, due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $19.5 million and $42.6 million for the three and six-month periods ended March 31, 2009, represent decreases of $8.1 million, or 29%, and $9.0 million, or 17%, from the corresponding periods of fiscal 2008. The decrease in SG&A expenses is mainly a result of cost reductions in labor, travelling and advertisement, as well as lower commissions related to the lower level of revenues. Additionally, SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $2.2 million and $3.3 million for the three and six-month periods ended March 31, 2009, respectively, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro. As a percentage of net sales, SG&A expenses increased from 20% to 26% and from 19% to 23% for the three and six-month periods during the respective periods.

Research and Development - The Company spent net $7.5 million and $16.0 million on research and development ("R&D") during the three and six-month periods ended March 31, 2009, which represents a decrease of 26% and 16% as compared to the corresponding periods of the prior year. Gross R&D expenses for the three-month periods ended March 31, 2009 and 2008, were $7.9 million and $10.6 million, respectively, and were reduced by $0.4 million and $0.4 million of government grants during each respective period. Gross R&D expenses for the six-month periods ended March 31, 2009 and 2008, were $16.8 million and $19.7 million, respectively, and were reduced by $0.8 million and $0.8 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $1.3 million and $2.0 million for the three and six-month periods ended March 31, 2009, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three and six-month periods ended March 31, 2009, amounted to $0.9 million and $1.7 million, respectively. This represents a decrease of $2.8 million for the three-month period and of $2.9 million for the six-month period when compared to the same periods of fiscal year 2008, mainly due high amortization in the second quarter of fiscal 2008, related to the Nufern acquisition amounting to $2.8 million.

Other Income/Expenses - Net other income of $1.5 million for the three-month period ended March 31, 2009, represents an increase of $3.9 million in other income compared to net other expenses of $2.4 million in the corresponding period of the prior year. Net other income of $3.0 million for the six-month period ended March 31, 2009, represents an increase of $5.1 million in net other income compared to net other expenses of $2.1 million the corresponding period of the prior year. Net interest expense, within this category, includes $0.4 million of interest income offset by $0.4 million of interest expense for the three months ended March 31, 2009, and $0.9 million of interest income offset by $1.0 million of interest expense for the six months ended March 31, 2009. The increase in net other income in the three and six-month periods ended March 31, 2009, is primarily attributable to realized exchange gains compared to unrealized exchange losses in the comparable periods last fiscal year.

Income Tax Expense - Income tax expense of $0.3 million and $3.6 million for the three and six-month periods ended March 31, 2009, represents an effective tax rate of 19% and 29% for the three and six-month periods, compared to 35% and 33% for the corresponding periods of the prior year. The lower overall effective income tax rate is primarily due to the mix in the taxable income that was mainly generated in countries with lower tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.4 million and $0.8 million for the three and six-month periods ended March 31, 2009, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income - As a result of the foregoing factors, the Company realized consolidated net income of $1.2 million and $8.8 million for the three and six-month periods ended March 31, 2009, which represents a decrease of $9.6 million and $18.9 million for the three and six months from the corresponding periods in fiscal 2008. For the three-month period ended March 31, 2009, basic and diluted net income per common share equaled $0.04, based upon a weighted average of 28.9 million common shares outstanding, as compared to basic and diluted net income per common share of $0.36 and $0.35, respectively, for the three-month period ended March 31, 2008, based upon a weighted average of 29.7 million and 30.5 million common shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2009, were cash and cash equivalents of $99.0 million, short-term investments of $2.4 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, a long-term loan with Deutsche-Bank AG of $6.7 million and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $90.6 million (translated at the applicable exchange rate at March 31, 2009). As of March 31, 2009, $1.8 million, which is due in the short term, was outstanding under the $25.0 Deutsche Bank facility, $6.7 million was outstanding from the long-term loan with Deutsche-Bank and $33.6 million (of which $29.0 million is due in the short term) under other lines of credit. Approximately $80.1 million was unused and available under the Company's bank facility and lines of credit at March 31, 2009. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At March 31, 2009, the Company was in compliance with these covenants and continues to believe that they will be in compliance for the next 12 months.

Cash and cash equivalents decreased by $15.5 million during the six months ended March 31, 2009. Approximately $29.4 million in cash and cash equivalents were provided by operating activities, primarily as the result of a decrease in accounts receivables partially offset by a decrease in accounts payable and accrued liabilities. Operating cash flow was negatively affected mainly by a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities totaled $13.7 million for the six-month period ended March 31, 2009, and primarily related to the acquisition of businesses ($5.4 million), prepayments on future acquisitions ($4.2 million), various additions to property and equipment ($4.9 million), purchases of short-term investments ($2.1 million), offset by the sale of short-term and long-term investments ($2.8 million).

Net cash used in financing activities totaled $22.8 million for the six-month period ended March 31, 2009, and was primarily related to current period net repayments on short-term loans with banks.

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


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 70.94% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swiss francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $11.0 million at March 31, 2009, as compared to $72.1 million at March 31, 2008.

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

Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2009, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned            March 31, 2009     March 31, 2009
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             302,000             234,000
Gunther Braun            6,000             610,000             394,000
Carl F. Baasel         128,000              24,000              16,000
Ralph E. Reins (1)      18,000                  --                  --
Gary K. Willis (1)      33,000                  --                  --
Daniel Smoke (1)        23,000                  --                  --
Stephan Fantone (1)     10,700                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2009, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of March 31, 2009, the Company maintained cash equivalents and short-term investments of $49.3 million, consisting mainly of interest bearing securities and demand deposits. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.1 million.

At March 31, 2009, the Company had $1.6 million of variable rate debt on which the interest rate is reset every three months, $8.0 million of variable rate debt on which the interest rate is reset every six months, and $32.5 million of fixed rate debt. Maturities of this debt are as follows: $29.9 million is due in 2009, 1.8 million is due in 2010, $0.6 million is due in 2011, $0.6 million is due in 2012, $6.9 million is due in 2013, $0.2 million is due in 2014 and $2.1 million in due in 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 4.0 million (equivalent to $5.3 million based on the exchange rate at March 31, 2009) to minimize the interest expenses on short and long-term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2009, the Company held Japanese yen forward exchange options with notional amount of Euro 0.6 million and Japanese yen forward exchange options with notional amount of less than $0.1 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to $0.1 million loss.


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

The certifying officers concluded, based on their evaluation, that the Company's disclosure controls and procedures were effective, as of the end of the quarterly period covered by this report, in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them in a timely fashion, taking into consideration the size and nature of the Company's business and operations.

There have not been changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         We have been and are likely to be involved from time to time in litigation involving our intellectual property and ordinary routine litigation arising in the ordinary course of business.

         A licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit and a response from the licensor was received in January 2009. Meanwhile the Company and the licensor are in the process of selecting a mutually agreeable independent auditor. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.

Item 1A. Risk Factors

         For information regarding risk factors that could effect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in
         Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2008. See also, "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q. Set forth below is an additional risk factor that we have recently identified in light of the current economic conditions.

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

         None.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders was held on March 18, 2009. Proposals 1 and 2 were approved. The results are as follows:

         Proposal 1
         ----------
         The following directors were elected at the meeting to serve for a three-year term until the 2012 Annual Meeting of Stockholders:

                                            For             Withheld
                                         ----------       ------------
              Gunther Braun              25,166,674           667,776
              Ralph E. Reins             25,296,267           538,183

         Proposal 2
         ----------
         The proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent registered public accounting firm for the fiscal year ended September 30, 2009:

                    For             Against         Abstain
                 ----------       ------------     ---------
                 25,327,638         506,812        3,079,169

         The proposals above are described in detail in the Registrant's definitive proxy statement filed on January 27, 2009, for the Annual Meeting of Stockholders held on March 18, 2009.


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   May 11, 2009           /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer