Form 10-Q
period 2009-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2009-08-10
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

28,912,619 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 7, 2009.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            June 30, 2009 and September 30, 2008                     4

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2009 and 2008                                   5

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Nine months ended June 30, 2009 and 2008                 6

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2009 and 2008                 7

          Notes to Condensed Consolidated Financial Statements       8

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      22

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               30

          Item 4  - Controls and Procedures                         31


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               32

          Item 1A - Risk Factors                                    32

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             33

          Item 3  - Defaults Upon Senior Securities                 33

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                33

          Item 5  - Other Information                               33

          Item 6  - Exhibits                                        34

          SIGNATURES                                                34

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)
                                                    June 30,   September 30,
                                                      2009          2008
ASSETS                                             -----------   -----------
Current Assets
  Cash and cash equivalents                         $ 116,622      $ 114,486
  Short-term investments                                  633          1,985
  Accounts receivable, net of allowance for
    doubtful accounts of $2,779 and $3,647,
    respectively                                       70,938        117,910
  Inventories, net (Note 5)                           139,233        153,267
  Other current assets and prepaid expenses            18,794         18,707
                                                   -----------     ----------
    Total current assets                              346,220        406,355
Long-term investments (Note 6)                          9,350         11,550
Property and equipment, net                            54,474         56,226
Goodwill (Note 7)                                      91,372         91,755
Other intangibles, net (Note 7)                        11,295         11,443
Other assets                                           13,012          6,331
                                                   -----------     ----------
    Total assets                                    $ 525,723      $ 583,660
                                                   ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Line of credit and short-term borrowings          $  28,674      $  54,706
  Accounts payable, trade                              11,997         21,176
  Accounts payable to related party                       720          1,433
  Accrued liabilities (Note 8)                         45,525         71,086
                                                   -----------     ----------
    Total current liabilities                          86,916        148,401
Long-term debt                                         11,956         11,968
Pension obligations                                    12,313         12,049
Minority interests                                      3,315          2,287
Other long-term liabilities                             7,794          6,697
                                                   -----------     ----------
    Total liabilities                                 122,294        181,402
Stockholders' equity
  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 28,912,619 (28,896,619 at September
    30, 2008) issued and outstanding (Note 12)            162            161
  Additional paid-in-capital                          194,579        189,091
  Retained earnings                                   298,556        294,644
  Accumulated other comprehensive income               30,128         38,358
  Treasury shares, at cost, 2,829,581 shares        ( 119,996)     ( 119,996)
                                                   -----------     ----------
    Total stockholders' equity                        403,429        402,258
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 525,723      $ 583,660
                                                   ===========     ==========
See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended June 30, 2009 and 2008
            (dollars in thousands, except per share amounts)

                                    Three Months             Nine Months
                                   Ended June 30,           Ended June 30,
                               ----------------------  ----------------------
                                  2009        2008        2009        2008
                               ----------  ----------  ----------  ----------
Net sales                      $  76,565   $ 149,667   $ 259,120   $ 420,957
Cost of goods sold                49,875      86,737     162,552     238,715
                               ----------  ----------  ----------  ----------
    Gross profit                  26,690      62,930      96,568     182,242

Selling, general, and
    administrative expenses       23,168      27,297      65,741      78,888
Research and development expenses  8,763      10,939      24,751      29,879
Amortization expense                 973       1,192       2,672       5,839
                               ----------  ----------  ----------  ----------
    Income (loss) from
      operations                 ( 6,214)     23,502       3,404      67,636

Other (income) expense:
  Interest income                (   257)    (   792)   (  1,218)    ( 4,409)
  Interest expense                   315         706       1,357       1,450
  Foreign currency (income)losses(   545)    (   292)   (  3,496)      5,124
  Other income                   (    81)    (   285)   (    216)    (   693)
                               ----------  ----------  ----------  ----------
    Income (loss) before income
      Taxes and minority interest( 5,646)     24,165       6,977      66,164

Income tax expense (benefit)     (   798)      7,872       2,840      21,901
                               ----------  ----------  ----------  ----------
    Income (loss) before
        minority interest        ( 4,848)      16,293       4,137      44,263

Minority interest, net of tax         52         196         225         491
                               ----------  ----------  ----------  ----------
    Net income (loss)           $( 4,900)    $ 16,097    $  3,912    $ 43,772
                               ==========  ==========  ==========  ==========

Earnings per share (Note 12):
    Basic                       $  (0.17)    $   0.55    $   0.14    $   1.46
    Diluted                     $  (0.17)    $   0.54    $   0.14    $   1.42
                               ==========  ==========  ==========  ==========

Weighted-average shares used in computing
  earnings per share (Note 12):
    Basic                      28,911,278  29,333,431  28,910,318  29,900,000
    Diluted                    28,911,278  29,912,358  28,910,318  30,758,930
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements

                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                                Nine months ended June 30, 2009 and 2008
                                          (dollars in thousands)

                                         Common                                        Accumulated
Stock              Additional                   Other        Total
                                           Par    Treasury    Paid-in     Retained    Comprehensive  Stockholders'
                                          Value     Stock     Capital     Earnings        Income       Equity
                                        --------  ---------  -----------  -----------  ------------  -------------
BALANCES at September 30, 2008           $  161    $(119,996)  $ 189,091    $ 294,644    $  38,358     $  402,258
  Comprehensive income:
  Fair value of interest swap agreement      --          --           --           --      (   208)       (   208)
  Foreign currency translation adjustment    --          --           --           --      ( 8,022)       ( 8,022)
  Net income                                 --          --           --        3,912   	        --          3,912
                                                                                                       ------------
Total comprehensive income (loss)                                                                         ( 4,318)
Activity related to stock incentive plans     1          --        5,488           --	           --          5,489
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at June 30, 2009                $  162   $(119,996)   $ 194,579    $ 298,556    $  30,128     $  403,429
                                        ========  ============ ===========  ===========  ===========  ============

BALANCES at September 30, 2007           $  156           --   $ 177,048    $  229,971   $  41,748     $  448,923
  Comprehensive income:
  Fair value of interest swap agreement      --           --          --            --      (   99)       (    99)
  Foreign currency translation adjustment    --           --          --            --      29,596         29,596
  Adoption of FIN 48                         --           --          --           914          --            914
  Net income                                 --           --          --        43,772          --         43,772
                                                                                                       ------------
Total comprehensive income                                                                                 74,183
Activity related to stock incentive plans     5           --       9,845            --	          --          9,850
Less common shares held in
    treasury, at cost                        --     (119,996)         --           --           --       (119,996)
                                        	--------  ------------ -----------  -----------  -----------  ------------
BALANCES at June 30, 2008                $  161    $(119,996)  $ 186,893    $  274,657   $  71,245     $  412,960
                                        ========  ============ ===========  ===========  ===========  ============

See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2009 and 2008
                          (dollars in thousands)
                                                           Nine Months
                                                         Ended June 30,
                                                     ------------------------
                                                        2009          2008
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  3,912     $ 43,772
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        9,616       12,675
     Stock-based compensation expenses                    4,598        4,278
     Other adjustments                                 (  1,129)   (     823)
  Change in operating assets and liabilities:
     Accounts receivable, trade                          44,685    (   8,389)
     Inventories                                         14,150    (  23,853)
     Accounts payable                                  (  8,643)       6,565
     Changes in other operating assets and liabilities ( 22,146)   (  27,327)
                                                     -----------  -----------
       Net cash provided by operating activities         45,043        6,898
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          171          683
  Additions to property and equipment                  (  5,953)   (  11,118)
  Purchases of short-term investments                  (  2,161)   ( 132,547)
  Sales of short-term and long-term investments           5,612      224,558
  Acquisition of business, net of cash acquired        ( 12,292)   (  30,150)
                                                      ----------   ----------
       Net cash (used in) provided by
            investing activities                       ( 14,623)      51,426
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                  11,188       47,888
  Repayment to banks                                   ( 37,782)   (  25,702)
  Purchase of treasury stock                                 --    ( 119,996)
  Issuance of common stock                                   61        4,567
  Excess tax benefit from stock options                     464          567
                                                      ----------   ----------
       Net cash used in financing activities           ( 26,069)   (  92,676)
                                                      ----------   ----------
Effect of foreign currency translation on cash         (  2,215)       9,391
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents      2,136    (  24,961)
Cash and cash equivalents at beginning of period        114,486      118,458
                                                      ----------   ----------
Cash and cash equivalents at end of period             $116,622     $ 93,497
                                                      ==========   ==========

Cash paid for interest                                 $  1,254     $  1,253
Cash paid for taxes                                    $ 12,599     $ 47,786

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


2.   New Accounting Pronouncements

In February 2007, the Financial Accounting Standards ("FASB")issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. The Statement is effective for fiscal years beginning after November 15, 2007. Adoption of the provisions of SFAS No. 159 did not have a material impact on our consolidated financial position and results of operations.

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

In March 2008, the FASB released SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. For the Company SFAS 161 became effective January 1, 2009 and did not have an impact on the Company's consolidated financial statements.

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

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of Intangible Assets", which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, "Goodwill and Other Intangible Assets." The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 will require certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of FSP No. FAS 142-3 may have on its financial statements and related disclosures.

In June 2008, the FASB issued Emerging Issues Task Force ("EITF") 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transaction Are Participating Securities". EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform with its provisions. The Company is currently evaluating the impact, if any, that the adoption of EITF 03-6-1 will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1, "Interim Disclosures about Fair Value of Financial Instruments", which is effective for interim and annual periods ending after June 15, 2009. FSP FAS 107-1 applies to all financial instruments within the scope of Statement 107, and requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The FSP became effective June 30, 2009, and did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly". FSP FAS 157-4 provides application guidance addressing the determination of
(a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. The FSP became effective June 30, 2009, and did not have an impact on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairment". FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, the FSP changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The Company adopted FSP 115-2/124-2 as of June 30, 2009, and did not have a significant impact on the Company's consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events".   SFAS 165
requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted the guidance for the third quarter of 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), EITF, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company's consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.


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

Effective April 9, 2009, the Company acquired 80% of the equity of China-based Nanjing Eastern Laser Company Ltd. (NELC) through two separate cash transactions. NELC's product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment. This purchase resulted in a goodwill of approximately $4.0 million.


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

For the nine months ended June 30, 2009, there was no material impact from the adoption of SFAS No. 157 on the Company's condensed consolidated financial statements.

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, are classified on the valuation technique level in the table below:
                                         Fair Value Measurements
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $116,622   $116,622      $     --     $     --
Short-term investments             633        633            --           --
Derivatives                    (    63)        --       (    63)          --
Non-current auction rate
      securities (Note 6)        9,350         --            --        9,350
                              --------   ---------     ---------    ---------
Total assets at fair value    $126,542   $117,255      $(    63)    $  9,350
                              ========   =========     =========    =========

The changes in the fair value measurement using significant unobservable inputs (level 3) for the nine-month period ended June 30, 2009, are as follows:

                                   Fair Value Measurements
                                Using Significant Unobservable
                                      Inputs  (Level 3)
                                ------------------------------
September 30, 2008                       $  11,550
  Settlements                            (   2,200)
                                         ----------
June 30, 2009                            $   9,350
                                         ==========


5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

                                                  June 30,    September 30,
                                                    2009           2008
                                                ------------   ------------
Finished goods                                   $  21,060       $  23,844
Work in progress                                    28,625          31,224
Raw materials and supplies                          47,291          53,857
Demonstration inventory                             14,685          16,868
Service parts                                       27,572          27,474
                                                -----------     -----------
    Total inventories, net                       $ 139,233       $ 153,267
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $19,148 and $18,344 at June 30, 2009, and September 30, 2008, respectively.

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

Through auctions completed in the first nine months of fiscal year 2009, the Company reduced its holdings of auction rate securities to approximately $9.4 million at June 30, 2009. All such auctions resulted in sales, for cash, at par value. At June 30, 2009, the Company held five individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. The Company used a discounted cash flow model to determine the fair market value of these investments at September 30, 2008. This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods. As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet and no gain or loss has been recognized.


7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2009, are as follows:
                                                 North
                                     Germany    America    Other      Total
                                    ---------- --------- ---------- ---------
Balance as of September 30, 2008    $ 46,019    $ 16,862  $ 28,874  $ 91,755
Additional goodwill from acquisition      --       5,045     4,778     9,823
Adjustment to goodwill from
   final purchase adjustments             --     ( 8,739)       --  (  8,739)
Currency translation difference     (    639)    (    49)  (   779) (  1,467)
                                   ----------  ---------- --------- ---------
Balance as of June 30, 2009         $ 45,380    $ 13,119  $ 32,873   $ 91,372
                                   ==========  ========== ========= =========

During the nine months ended June 30, 2009, the Company experienced significant declines in revenue and operating performance when compared to prior years. The Company believes that this weak performance was attributable to reduced consumer spending and investing behavior due to the overall weakness in the economy and the financial crisis. As a result of these factors the Company performed a step 1 impairment analysis of goodwill as of June 30, 2009, and determined that no impairment exists and further analysis was not required.

The carrying values of other intangible assets are as follows:

                                  June 30, 2009         September 30, 2008
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $ 10,140    $  5,243   $   9,821    $  4,417
  Customer base                   16,587      14,574      14,846      13,688
  Other                           17,812      13,427      17,229      12,348
                               ----------  ----------  ----------  ----------
  Total                         $ 44,539    $ 33,244    $ 41,896    $ 30,453
                               ==========  ==========  ==========  ==========

Amortization expense for the nine-month periods ended June 30, 2009, and 2008, was $2.7 million and $5.8 million, respectively. At June 30, 2009, estimated amortization expense for the remainder of fiscal 2009 and the next five fiscal years based on the average exchange rates as of June 30, 2009, is as follows:

  2009 (remainder)                       $  1.0 million
  2010                                      1.7 million
  2011                                      1.5 million
  2012                                      1.3 million
  2013                                      1.3 million
  2014                                      1.3 million


8.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  June 30,    September 30,
                                                    2009           2008
                                                -----------     -----------
Employee compensation                            $ 14,581           23,211
Warranty reserve                                    9,670           12,337
Customer deposits                                  11,224           10,649
Income taxes payable                                   --            7,659
Other                                              10,050           17,230
                                                -----------     -----------
Total accrued liabilities                        $ 45,525         $ 71,086
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

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exception, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2004. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for years before 2002.

As of June 30, 2009, the Company's gross unrecognized tax benefits totaled $0.6 million which includes approximately $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.


10.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The change in warranty reserves for the nine-month periods ended June 30, 2009 and 2008, are as follows:
                                                    2009           2008
                                                ------------   ------------
Balance at September 30,                         $  12,337       $  12,269
Additional accruals for warranties
    during the period                                  736           2,441
Usage during the period                           (  3,127)       (  2,922)
Currency translation                              (    276)          1,124
                                                -----------     -----------
Balance at June 30,                              $   9,670       $  12,912
                                                ===========     ===========


11.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2009 or 2008. Non-qualified stock options were granted to officers and other key employees in fiscal years 2009 and 2008. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

SFAS No. 123., "Accounting for Stock-Based Compensation", requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in SFAS No. 123. SFAS No. 123R requires excess tax benefits to be reported as a financing cash inflow rather that as a reduction of taxes paid.

In compliance with SFAS No. 123(R), the Company recorded expenses of $1.5 million and $4.6 million for the three and nine month periods ended June 30, 2009, for the portion of stock-based compensation arrangements which vested during the period.

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

306,250 of stock options were granted in the three-month period ended March 31, 2009 and no additional stock options have been granted since then. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the nine months ended June 30, 2009, are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2008    2,567,300    $ 23 2/9      7.13       $  19.0
  Granted                   306,250      15
  Exercised              (    4,000)     15 1/6
  Cancelled                      --          --
  Forfeited              (    5,800)     17 2/3
                         -----------  -----------  ----------- ----------
Balance at
    June 30, 2009         2,863,750    $ 22 3/8       6.74      $ ( 6.8)
Exercisable at
    June 30, 2009         1,576,500    $ 19 3/7       5.72      $   1.0


As of June 30, 2009, there was $14.2 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.01 years.

During the three and nine-month periods ended June 30, 2009 and 2008, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised            $    --     $  2.3       $ 	0.1      $ 16.5


Cash received from stock option exercises for the three-month and nine-month periods ended June 30, 2009, was $0.03 million and $0.06 million, respectively.

12. Earnings Per Common Share

Basic earnings per common share (EPS) is computed by dividing net income
(loss) by the weighted-average number of shares outstanding during the period. Diluted earnings per common share reflects the potential dilution from common stock equivalents (stock options).

The calculation of the weighted number of common shares outstanding for each period is as follows:
                                 Three Months Ended        Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2009       2008       2009        2008
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for BASIC earnings
  per common share             28,911,278  29,333,431  28,910,318  29,900,000
Potential additional shares
  due to outstanding dilutive
  stock options                        --     578,927          --     858,930
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for DILUTED
  earnings per common share    28,911,278  29,912,358  28,910,318  30,758,930
                               ==========  ==========  ==========  ==========

555,750 shares excluded from the calculation of diluted EPS for the nine months ended June 30, 2009.


13.  Defined Benefit Plans

Components of net periodic cost were as follows for the three and nine-month periods ended June 30, 2009 and 2008:


                                 Three Months Ended        Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
Service cost                    $   184     $    211    $   544     $   625
Interest cost                       262          273        775         803
Expected return on plan assets   (  106)     (   106)    (  317)    (   317)
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   340          378    $ 1,002     $ 1,111
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

Assets, net sales, and income before taxes and minority interest, by geographic region are summarized below:
                                                June 30,    September 30,
                                                   2009          2008
                                               ----------     ----------
      ASSETS
           North America                       $ 186,559      $ 199,423
           Germany                               359,071        402,813
           Other                                 206,151        207,885
           Intercompany eliminations           ( 226,058)     ( 226,461)
                                               ----------     ----------
                                               $ 525,723      $ 583,660
                                               ==========     ==========
      LONG-LIVED ASSETS
           North America                       $  13,355      $  14,603
           Germany                                33,878         34,263
           Other                                   7,285          7,399
           Intercompany eliminations           (      44)     (      39)
                                               ----------     ----------
                                               $  54,474      $  56,226
                                               ==========     ==========

                                 Three Months Ended       Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
      NET SALES

      North America            $  21,442   $  40,920   $  67,780   $ 103,589
      Germany                     50,082     118,471     181,007     344,023
      Other                       28,216      47,214      94,400     136,229
      Intercompany eliminations ( 23,175)   ( 56,938)   ( 84,067)   (162,884)
                              ----------  ----------   ----------  ----------
                               $  76,565   $ 149,667   $ 259,120   $ 420,957
                               ==========  ==========  ==========  ==========
      INTERCOMPANY SALES

      North America            $     705    $  1,125   $   3,015   $   3,056
      Germany                     17,238      45,798      63,710     129,034
      Other                        5,232      10,015      17,342      30,794
      Intercompany eliminations ( 23,175)   ( 56,938)   ( 84,067)   (162,884)
                              ----------  ----------   ----------  ----------
                               $      --   $      --   $      --   $      --
                               ==========  ==========  ==========  ==========

                                Three Months Ended       Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
      EXTERNAL SALES

      North America            $  20,737   $  39,795    $ 64,765   $ 100,533
      Germany                     32,844      72,673     117,297     214,989
      Other                       22,984      37,199      77,058     105,435
                               ----------  ----------  ----------  ----------
                               $  76,565   $ 149,667    $259,120   $ 420,957
                               ==========  ==========  ==========  ==========

      INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST

      North America            $ ( 2,123)  $(     41)   $ ( 9,723)  $    443
      Germany                    ( 3,567)     19,815       11,272     60,171
      Other                         (509)      4,166        3,862     11,072
      Intercompany eliminations      553         225        1,566    ( 5,522)
                               ----------  ----------  ----------  ----------
                               $ ( 5,646)   $ 24,165     $  6,977  $  66,164
                               ==========  ==========  ==========  ==========


15.  Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

                                Three Months Ended       Nine Months Ended
                                     June 30,                 June 30,
                               ----------------------  ----------------------
                                   2009       2008        2009        2008
                               ----------  ----------  ----------  ----------
      Macro applications       $  30,988   $  60,284    $ 102,628  $ 181,713
      Marking and micro
           applications           35,225      71,302      124,829    196,398
      Components                  10,352      18,081       31,663     42,846
                               ----------  ----------  ----------  ----------
                               $  76,565   $ 149,667    $ 259,120  $ 420,957
                               ==========  ==========  ==========  ==========


16.  Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was August 10, 2009. There were no subsequent events that required recognition or disclosure.

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

During the third quarter of fiscal years 2009 and 2008 respectively, we realized approximately 40% of revenues from the sale and servicing of laser products used for macro applications in both periods, approximately 46% and 48% from the sale and servicing of laser products for marking and micro applications, and approximately 14% and 12% from the sale of components.

The third quarter ended June 30, 2009, was still influenced by the severe economic downturn in the global economy. Third quarter sales were again negatively impacted by postponed shipments in various industries. With very few exceptions, we experienced diminished demand across all industries. The Company continued to take action to reduce its worldwide cost structure to address the declining global business without sacrificing its goal of broadening the customer base. These actions include labor cost reductions (in both hours and headcount), and elimination of non-critical outside services. Due to the effect of lower fixed cost absorption, negative foreign currency effects and additional costs related to headcount reductions we reported a net loss of $4.9 million for the third quarter. Although visibility is still limited, we are seeing first signs of a slight market recovery. We are cautiously optimistic that we have reached the bottom of the downturn. In some geographical regions, we are experiencing a more positive customer sentiment due to the stimulus packages. This, combined with our focus on broadening our product portfolio for dedicated applications in emerging industries, should help to continue to build sequential revenue growth in the coming quarters.

At June 30, 2009, Rofin-Sinar had 1,765 employees (including 70 employees from the recent acquired Chinese subsidiary) compared to 1,746 employees at June 30, 2008.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months           Nine Months
                                   Ended June 30,          Ended June 30,
                               ----------------------  ----------------------
                                  2009       2008         2009        2008
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  65%         58%         63%         57%
Gross profit                        35%         42%         37%         43%
Selling, general and
  administrative expenses           30%         18%         25%         19%
Research and development expenses   11%          7%         10%          7%
Intangibles amortization             1%          1%          1%          1%
Income (loss) from operations      (8)%         16%          1%         16%
Income (loss) before income taxes
  and minority interest            (7)%         16%          3%         16%
Net income (loss)                  (6)%         11%          2%         10%

Net Sales - Net sales of $76.6 million and $259.1 million represent decreases of $73.1 million, or 49%, and $161.9 million, or 38%, for the three and nine-month periods ended June 30, 2009, as compared to the corresponding period in fiscal 2008. The decrease for the three months ended June 30, 2009, resulted from a net sales decrease of $51.9 million, or 47%, in Europe and Asia, and a decrease of $21.2 million, or 53%, in North America, compared to the corresponding period in fiscal 2008. The decrease for the nine months ended June 30, 2009, compared to the corresponding period in fiscal 2008, resulted from a net sales decrease of $115.7 million, or 36%, in Europe and Asia, and a decrease of $46.2 million, or 46%, in North America. The U.S. dollar strenghtened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $6.9 million and $25.3 million for the three and nine-month periods ended June 30, 2009.

Net sales of laser products for macro applications decreased by $29.3 million, or 49%, to $31.0 million and by $79.1 million, or 44%, to $102.6 million for the three and nine-month periods ended June 30, 2009, as compared to the corresponding periods of fiscal 2008. The decrease can be mainly attributed to the lower demand for our lasers for macro applications in the machine tool and automotive industry.

Net sales of lasers for marking and micro applications decreased by $36.1 million, or 51%, to $35.2 million for the three-month period ended June 30, 2009, and by $71.6 million, or 36%, to $124.8 million for the nine-month period ended June 30, 2009 as compared to the corresponding periods in fiscal 2008. The decrease can be mainly attributed to the lower demand for our lasers for micro and marking applications principally in the solar cell, semiconductor, consumer electronics, and jewelry industries.

Revenues for the components business decreased by $7.7 million, or 43%, to $10.4 million for the three-month period ended June 30, 2009, and by $11.1 million, or 26%, to $31.7 million for the nine-month period ended June 30, 2009, as compared to the corresponding periods in fiscal 2008 mainly due to the economic downturn in several industries.

Gross Profit - Our gross profit of $26.7 million and $96.6 million for the three and the nine-month periods ended June 30, 2009, represents decreases of $36.2 million, or 58%, and $85.6 million, or 47%, from the corresponding periods of fiscal year 2008. As a percentage of sales, gross profit decreased from 42% to 35% for the three-month period ended June 30, 2009, and from 43% to 37% for the nine-month period ended June 30, 2009, as compared to the corresponding periods in fiscal year 2008. The decrease in our gross margins was mainly the result of the low level of business with the corresponding lower absorption of fixed costs, a decrease in our service and spare parts revenue and in our components business, as well as the additional costs associated with the headcount reductions amounting to $0.9 million and $1.0 million during the three and nine month periods ended June 30, 2009. Gross profit was unfavorably affected by $2.1 million and $7.9 million for the three and nine-month periods ended June 30, 2009, respectively, due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $23.2 million and $65.7 million for the three and nine-month periods ended June 30, 2009, represent decreases of $4.1 million, or 15%, and $13.2 million, or 17%, from the corresponding periods of fiscal 2008. The decrease in SG&A expenses is mainly a result of cost reductions in labor, travelling, as well as lower commissions related to the lower level of revenues, partially offset by additional costs related to headcount reductions of $1.3 million and $1.8 million for the three and nine month periods, as well as high unrealized exchange losses resulting from the revaluation of trade accounts receivables at June 30, 2009. Additionally, SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $2.2 million and $5.5 million for the three and nine-month periods ended June 30, 2009, respectively, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro. As a percentage of net sales, SG&A expenses increased from 18% to 30% and from 19% to 25% for the three and nine-month periods during the respective periods.

Research and Development - The Company spent net $8.8 million and $24.8 million on research and development ("R&D") during the three and nine-month periods ended June 30, 2009, which represents a decrease of 20% and 17% as compared to the corresponding periods of the prior year. Gross R&D expenses for the three-month periods ended June 30, 2009 and 2008, were $9.2 million and $11.0 million, respectively, and were reduced by $0.4 million and $0.1 million of government grants during each respective period. Gross R&D expenses for the nine-month periods ended June 30, 2009 and 2008, were $26.0 million and $30.8 million, respectively, and were reduced by $1.2 million and $0.9 million of government grants during each respective period. R&D expenses include additional costs associated with headcount reductions amounting to $0.4 million and $0.5 million during the three and nine months ended June 30, 2009. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $1.3 million and $3.3 million for the three and nine-month periods ended June 30, 2009, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three and nine-month periods ended June 30, 2009, amounted to $1.0 million and $2.7 million, respectively. This represents a decrease of $0.2 million for the three-month period and of $3.1 million for the nine-month period when compared to the same periods of fiscal year 2008, mainly due to high amortization in the third quarter of fiscal 2008, related to the Nufern acquisition amounting to $2.8 million.

Other Income/Expenses - Net other income of $0.6 million for the three-month period ended June 30, 2009, represents a decrease of $0.1 million in other income compared to net other income of $0.7 million in the corresponding period of the prior year. Net other income of $3.6 million for the nine-month period ended June 30, 2009, represents an increase of $5.1 million in net other income compared to net other expenses of $1.5 million the corresponding period of the prior year. Net interest expense, within this category, includes $0.2 million of interest income offset by $0.3 million of interest expense for the three months ended June 30, 2009, and $1.2 million of interest income offset by $1.3 million of interest expense for the nine months ended June 30, 2009. The increase in net other income in the nine-month period ended June 30, 2009, is primarily attributable to realized exchange gains compared to unrealized exchange losses in the comparable period last fiscal year.

Income Tax Expense - Income tax benefit of $0.8 million and income tax expense of $2.8 million for the three and nine-month periods ended June 30, 2009, represents an effective tax rate of 14% and 41% for the three and nine-month periods, compared to 33% for the corresponding periods of the prior year. The higher overall effective income tax rate is primarily due to additional State taxes and Federal income taxes related to the repatriation of foreign income in combination with the low level of taxable income.
Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.2 million and favorably affected by $0.7 million for the three and nine-month periods ended June 30, 2009, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income (Loss) - As a result of the foregoing factors, the Company realized consolidated net loss of $4.9 million and a net income of $3.9 million for the three and nine-month periods ended June 30, 2009, which represents a decrease of $21.0 million and $39.9 million for the three and nine months from the corresponding periods in fiscal 2008. For the three-month period ended June 30, 2009, basic and diluted net loss per common share equaled $0.17, based upon a weighted average of 28.9 million common shares outstanding, as compared to basic and diluted net income per common share of $0.55 and $0.54, respectively, for the three-month period ended June 30, 2008, based upon a weighted average of 29.3 million and 29.9 million common shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2009, were cash and cash equivalents of $116.6 million, short-term investments of $0.6 million, an annually renewable $25.0 million line of credit with Deutsche Bank AG, a long-term loan with Deutsche Bank AG of $7.1 million and several other lines of credit to support foreign subsidiaries in their local currencies in an aggregate amount of $90.8 million (translated at the applicable exchange rate at June 30, 2009). As of June 30, 2009, $3.2 million, which is due in the short term, was outstanding under the $25.0 Deutsche Bank facility, $7.1 million was outstanding from the long-term loan with Deutsche Bank and $30.4 million (of which $25.5 million is due in the short term) under other lines of credit. Approximately $82.2 million was unused and available under the Company's bank facility and lines of credit at June 30, 2009. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At June 30, 2009, the Company was in compliance with these covenants and continues to believe that they will be in compliance for the next 12 months.

Cash and cash equivalents increased by $2.1 million during the nine months ended June 30, 2009. Approximately $45.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of a decrease in accounts receivables and inventories partially offset by a decrease in accounts payable and accrued liabilities.

Net cash used in investing activities totaled $14.6 million for the nine-month period ended June 30, 2009, and primarily related to the acquisition of businesses ($12.3 million), various additions to property and equipment ($6.0 million), purchases of short-term investments ($2.2 million), offset by the sale of short-term and long-term investments ($5.6 million).

Net cash used in financing activities totaled $26.1 million for the nine-month period ended June 30, 2009, and was primarily related to current period net repayments on short-term loans with banks.

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


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 70% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swiss francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $29.4 million at June 30, 2009, as compared to $71.9 million at June 30, 2008.

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

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2009, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned            June 30, 2009      June 30, 2009
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             302,000             234,000
Gunther Braun            6,000             610,000             402,000
Carl F. Baasel         128,000              24,000              16,000
Ralph E. Reins (1)      18,000                  --                  --
Gary K. Willis (1)      33,000                  --                  --
Daniel Smoke (1)        23,000                  --                  --
Stephan Fantone (1)     10,700                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2009, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of June 30, 2009, the Company maintained cash equivalents and short-term investments of $53.3 million, consisting mainly of interest bearing securities and demand deposits. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately $0.1 million.

At June 30, 2009, the Company had $2.4 million of variable rate debt on which the interest rate is reset every three months, $8.5 million of variable rate debt on which the interest rate is reset every six months, and $29.7 million of fixed rate debt. Maturities of this debt are as follows: $20.9 million is due in 2009, $8.6 million is due in 2010, $0.7 million is due in 2011, $0.6 million is due in 2012, $7.3 million is due in 2013, $0.3 million is due in 2014 and $2.2 million is due in 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 4.0 million (equivalent to $5.6 million based on the exchange rate at June 30, 2009) to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2009, the Company held Japanese yen forward exchange options with notional amount of less that Euro 0.2 million and Japanese yen forward exchange options with notional amount of less than $0.1 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to $0.1 million loss.


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   August 10, 2009           /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer