Form 10-K
period 2009-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2009-11-25
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the common stock on March 30, 2009 (the last business day of the most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market was approximately $462,310,622. For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

28,994,296 shares of the registrant’s common stock, par value $.01 per share, were outstanding as of November 20, 2009.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Stockholders to be held in March 2010 are incorporated by reference herein at Part III, Items 10-14.

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

These factors include (among others):

•	downturns in the machine tool, automotive, semiconductor electronics, and photovoltaic industries which may have, in the future, a material adverse effect on sales and profitability of the Company;

•	the ability of the Company’s OEM-customers to incorporate its laser products into their systems;

•	the impact of exchange rate fluctuations, which may be significant because a substantial portion of the Company’s operations is located overseas;

•	the level of competition and the ability of the Company to compete in the markets for its products;

•	the Company’s ability to develop new and enhanced products to meet market demand or to adequately utilize its existing technology;

•	third party infringement of the Company’s proprietary technology or third party claims against the Company for the infringement or misappropriation of their proprietary rights;

•	competing technologies that are similar to or that serve the same uses as the Company’s technology;

•	the scope of patent protection that the Company is able to obtain or maintain;

•	the Company’s ability to efficiently manage the risks associated with its international operations; and

•	the other risks described under “ITEM 1A - Risk Factors”.

In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.	BUSINESS

COMPANY OVERVIEW AND HISTORY

Rofin-Sinar Technologies Inc. was incorporated in 1996 under the laws of the State of Delaware and is a NASDAQ listed Company. We are a leader in the design, development, engineering, manufacturing and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. In this report, the terms “Company”, “Rofin”, “RSTI”, “we”, “us”, and “our” mean Rofin-Sinar Technologies Inc., and all entities included in our consolidated financial statements

Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer’s production process. As a technological leader in CO2, solid-state lasers and diode lasers, the Company is able to meet a broad range of its customers’ material processing requirements.

The fiscal year ended September 30, 2009, was strongly influenced by the severe economic downturn in the global economy. Fiscal year sales were negatively impacted by postponed shipments and order cancellations in various industries. With very few exceptions, we experienced diminished demand across all industries. The Company took action to reduce its worldwide cost structure to address the declined global business without sacrificing its goal of broadening its customer base. These actions included labor cost reductions (in both hours and headcount), and elimination of non-critical services provided by third parties. Due to the effect of lower fixed cost absorption and additional costs related to headcount reductions, we reported a significant reduction in net income, compared to fiscal year 2008.

Based on the revised 2008 industry data of the Optoelectronics Report for laser products used for macro (cutting and welding) applications and marking and micro (fine cutting, fine welding, perforating and structuring) applications combined, the Company had a worldwide market share (based on sales volume) in 2008 of approximately 23%. Due to the severe global economic downturn there are no reliable industry forecasts available for 2009 to calculate market share. The Company has sold more than 49,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2009, 2008, and 2007, approximately 40%, 41%, and 43%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 12%, 10%, and 9% respectively, related to sales of components, and approximately 48%, 49%, and 48%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, the semiconductor, electronics, and photovoltaic industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2009, 2008, and 2007, 20%, 25%, and 23%, respectively, of the Company’s sales were in North America, 57%, 51%, and 55%, respectively, were in Europe, and 23%, 24%, and 22%, respectively, were in Asia. See Note 15, “Geographic Information”, to the consolidated financial statements for further information.

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split was in the form of a dividend of one share of common stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. All share and per share amounts disclosed in the Consolidated Balance Sheet and Statement of Operations and Notes 13, 18, and 19 to the Consolidated Financial Statements have been adjusted to reflect the 2-for-1 stock split. The Board also approved a stock buyback plan. The stock buyback program was completed May 19, 2008. The Company bought back approximately 2.8 million shares for an amount of $120.0 million.

Effective October 22, 2004, the remaining 17% of the share capital of Rofin-Baasel Espana S.L. was purchased by the Company through RSTE under an option agreement between the Company and the former minority shareholder.

On December 9, 2004, the Company purchased an additional 5% of the share capital of Rofin-Sinar U.K. Ltd. (“RS UK”) through Rofin-Sinar Technologies Europe S.L. (“RSTE”) under an option agreement between the Company and the minority shareholders. The Company held 76% of the share capital as a result of this purchase. On December 2, 2005, the Company purchased an additional 4% of the share capital of RS UK through RSTE under this option agreement. The Company held 80% of the share capital of RS UK as a result of this purchase. This purchase resulted in goodwill of $0.5 million. On December 2, 2006, the Company purchased an additional 1% of the share capital of RS UK through RSTE under this option agreement. This purchase resulted in goodwill of $0.2 million. Finally, effective December 3, 2007, the Company purchased the remaining 19% of the share capital of RS UK through RSTE under this option. The Company now holds 100% of the share capital of RS UK. This purchase resulted in goodwill of $5.6 million.

Effective October 1, 2005, the Company formed Dilas Diodenlaser Inc. in Tucson, Arizona, as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar, Inc.

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly owned subsidiary Carl Baasel Lasertechnik GmbH & Co. KG (“CBL”). H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges. Effective May 14, 2007, the Company purchased an additional 45% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through CBL. The Company currently holds 85% of the share capital of H2B Photonics GmbH. This purchase resulted in goodwill of approximately $0.1 million.

Effective May 1, 2006, the Company formed Rofin-Baasel Canada Ltd. in Mississauga (Canada) as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar, Inc.

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

Effective April 5, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, (UK), through its wholly-owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd. This purchase resulted in goodwill of approximately $0.7 million.

Effective January 24, 2008, the Company purchased Nufern, one of the world’s largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. During fiscal year 2009, the Company settled an earn-out agreement with the former Nufern owners for an aggregate of $5.0 million and finalized its valuation of the identified intangible assets related to this acquisition. As a result, a total adjustment amounting to a net decrease of $3.7 million was made to the amount of goodwill recorded. This purchase resulted in final goodwill of $2.9 million.

During the quarter ended June 30, 2008, the Company formed Dilas Diodelaser China Company Ltd. in Nanjing (China) through its 95%-owned subsidiary Dilas Diodenlaser GmbH.

During the quarter ended June 30, 2008, the Company formed Nanjing Eastern Technologies Company Ltd. in Nanjing (China) as an 80%-owned subsidiary.

Effective July 1, 2008, the Company formed Rofin-Baasel Swiss AG in Biel (Switzerland) as a wholly- owned subsidiary through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L.

Effective March 11, 2009, the Company made the final payment for the outstanding earn-out, and acquired the remaining 10% of the share capital of Optoskand AB through its wholly-owned subsidiary Rofin-Sinar Laser GmbH under an option agreement. This purchase resulted in additional goodwill of $0.7 million.

Effective April 9, 2009, the Company acquired 80% of the equity of China-based Nanjing Eastern Laser Company Ltd. (“NELC”) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment. This purchase resulted in a preliminary goodwill calculation of approximately $4.3 million.

BUSINESS STRATEGY

The Company’s business strategy is to maximize shareholder value by (i) strengthening its position as a leading supplier to the global market for macro (cutting and welding) applications; (ii) capitalizing on its leadership position in marking applications; (iii) extending its position in micro (fine cutting, fine welding, perforating and structuring applications; (iv) cross-selling its various laser products to its existing large customer base; (v) enlarging its market coverage geographically and by developing new applications, and (vi) strengthening its product portfolio and customer base through acquisitions.

The Company believes that the major sources of its future growth will be the following:

•

Developing New Laser Products through Technological Innovation: Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company’s strategy. The Company is currently focusing its research and development activity on expanding the output power range of its CO2, diffusion cooled, wave-guide Slab lasers and enhancing the performance of its line of high power, fast-flow CO2 lasers. The Company is also expanding its series of end and side pumped, solid-state lasers for marking and micro applications. In addition, the Company is actively engaged in the research and development of its low- and high-power fiber laser family to further expand its solid-state laser range for marking, micro and macro applications. In addition, R&D is focused on expanding our component product range, especially in the field of passive and active fibers, laser diodes, power supplies and fiber delivery systems.

•

Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on its traditional target markets (the machine tool, automotive, semiconductor and electronics industries) as well as those markets it has entered more recently (the medical device, flexible packaging and photovoltaic industries). The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. To exploit its opportunities by developing new applications for existing laser technologies, the Company is further exploring the potential for use of its high-power, Q-Switch, diode pumped, solid-state laser for edge ablation in the photovoltaic industry or surface applications such as cleaning of materials. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding and micro soldering for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. In the photovoltaic industry the Company intends to further exploit structuring applications for its macro and micro laser products such as scribing of thin film solar cells. For flexible solar cell production the Company is developing roll-to-roll turnkey system solutions for scribing, drilling and marking applications.

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

•

Acquiring Complementary Business Operations or Products: Since 1997 the Company has successfully completed and integrated thirteeen acquisitions, including its acquisitions of Dilas (1997), assets of Palomar Technologies UK Ltd. (1998), Rasant-Alcotec Beschichtungstechnik GmbH (1999), Baasel Lasertech (2000), Z-Laser S.A. (2001), Optoskand AB (2004), PRC Laser Corporation and Lee Laser, Inc. (2004), H2B Photonics GmbH (2006 and 2007), ES Technologies Ltd. (2007), Corelase Oy (2007), m2k-laser GmbH (2007), Nufern (2008) and NELC (2009). Management believes that, collectively, these acquisitions have advanced the Company’s worldwide expansion, consolidated the Company’s position in the industrial laser material processing market and contributed to the Company’s financial performance during the last several years. The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings or provide access to new geographical markets.

THE INDUSTRIAL LASER MARKET FOR MATERIAL PROCESSING

Over the past 35 years, lasers have revolutionized industrial manufacturing and have been used increasingly to provide reliable, flexible, non-contact, compact and high-speed alternatives to conventional technologies for processing various kinds of metal and non-metal materials in a broad range of advanced manufacturing applications. The industrial laser market is generally considered to be made up of laser sources sold for industrial applications including material processing, medical therapeutic, instrumentation, research, telecommunications, optical storage, entertainment, image recording, inspection, measurement and control, bar-code scanning, and other end-uses.

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

Solid-state lasers use flash lamps or laser diodes as source of excitation and are referred to as “flash-lamp- pumped” or “diode-pumped” lasers. The lasing medium is a solid-state crystal, generally in the form of a rod or a disc. Widely used crystal rod material is either Neodymium Yttrium Aluminium Garnet (Nd:YAG) or Neodymium Vanadate (Nd:YVO4). The rod is positioned in a cavity, which is either a gold or ceramic reflector, and pumped using flash lamps or laser diodes from the side, or alternatively the rod is pumped from its ends with laser diodes. Typical output powers vary from 3 to 1,000 watts from a single rod and output powers in the multiple kilowatt range can be achieved by combining several cavities within a resonator. In the “disc design” the lasing medium is a thin crystal (typically Ytterbium:YAG) disc, which is excited by laser diodes in an optical multi-pass configuration. By using multiple thin disc laser heads within one resonator, several kilowatts of power can be generated. Fiber lasers have their origin in low-power information and communication applications and since 2003 have undergone a rapid development towards higher output powers which makes this technology also interesting for higher-power material processing applications. The lasing medium, typically Ytterbium, is contained in a waveguide (the fiber itself) and surrounded by a cladding which guides the pump light to the lasing medium. With in-fiber components like fiber bragg gratings (mirrors), tapered fiber bundles (pump light couplers), taps (beam splitters) and delivery fibers, from the generation of the light to the delivery of the light to the work piece, can be realized in an “all-in-fiber” technology. Today, a kilowatt of laser power can be generated from a single fiber not bigger in diameter than a human hair. Higher power can be generated by bundeling multiple fibers.

Diode lasers or laser diodes are based on special semiconductor structures on a Gallium Arsenide (GaAs) die to generate laser light. A typical 10 mm long laser diode bar contains approximately 25 single laser emitters. When mounted on a specially designed, highly-efficient heat sink, a laser diode bar is able to produce up to 100 watts of laser output power. A single high-power laser diode module consists of: (1) a semiconductor laser diode-bar; (2) a high-efficient heat sink, on which the laser bar is mounted; and optional (3) a micro-lens system, which is mounted in front of the laser bar to collimate or focus the light. Optical output power can be increased by combining the beamlets of several laser diode modules on top of each other. Through optical combination of such modules, output powers in the kilowatt range can be achieved. Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment, micro-hardening, soldering, and plastic welding.

THE COMPANY’S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state and diode laser sources and solutions in a variety of configurations and options. As a technological leader in CO2 lasers, solid-state, and diode lasers, the Company is able to meet a broad range of its customers’ cutting, welding, and marking requirements. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer’s production process. The Company’s engineers and other technical experts work directly with the customer in the Company’s applications centers to develop and customize the optimal solution for the customer’s manufacturing requirements.

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

•	Cutting, welding, and surface treatment (macro applications);

•	marking; and

•	fine cutting, fine welding, micro drilling, and micro structuring (micro applications).

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

The following table sets forth the Company’s net sales of laser products used for macro applications, laser products used for marking and micro applications, and components in fiscal 2009, 2008, and 2007:

	September 30,

Product Category*	2009	2008	2007

	(in thousands)

Laser macro products	$140,362	$238,518	$205,772
Laser marking and micro products	168,131	279,123	231,920
Components	41,086	57,637	41,983

	$349,579	$575,278	$479,675

*	For each laser product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

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

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

Laser macro products	Machine tool	Cutting and welding of metals

	Automotive	Cutting and welding of metals

Laser marking products	Semiconductor and electronics	Marking of integrated circuits, electronic components, smart cards

	Automotive	Marking of labels and car components

Laser micro products	Medical devices, semiconductor and electronics, photovoltaic, dental and jewelry	Spot welding, fine cutting, micro structuring

	Packaging and paper industry	Perforating of cigarette tip paper and plastic foils

Components	Laser industry

LASER MACRO PRODUCTS

The Company’s business strategy for its macro laser business is to grow its revenues by:

•	increasing its market share in its existing CO2 laser market through increased sales of its low and high power, diffusion cooled, wave-guide Slab lasers and fast-axial flow CO2 lasers;

•	developing diffusion-cooled Slab lasers with higher output power to achieve higher welding depths or faster cutting speeds and thereby widen their potential usage;

•	further developing the Remote Welding, Tube Welding, Profile Welding, and Scanner Welding System concepts;

•

continuing research and product engineering for its solid-state laser series, including the high-power fiber laser, to further penetrate the market and to further increase the output power for specific applications.

The Company’s family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

DC Slab Series	1.0 kW - 8.0 kW	High frequency	Machine tool Automotive	Cutting and welding
SC Series	100 W - 600 W	High frequency	Machine tool Automotive Packaging	Cutting and structuring
XL Series	1.0 kW - 1.5 kW	Direct current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct current	Machine tool	Cutting and welding
FH Series	6.0 kW - 8.0 kW	Direct current	Machine tool	Cutting and welding
SM Series	1.0 kW - 3.0 kW	Direct current	Machine tool	Cutting and welding

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

The Company’s XL, STS, FH, and SM Series fast-axial flow CO2 lasers are used for both cutting and welding applications and are marketed under the PRC and NELC brand. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. XL, STS, FH, and SM Series products are used primarily by the machine tool industry.

The Company’s SC Series diffusion cooled, wave-guide CO2 lasers are developed and produced by Rofin-Sinar UK Ltd. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. These lasers are used mainly for cutting and structuring applications. Principal markets are the machine tool, automotive, and packaging industries.

The Company’s family of solid-state laser products for macro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

DS Series	1.0 kW - 3.0 kW	Laser diodes	Automotive	Cutting and welding
LY Products	1.0 kW	Flash lamp	Automotive	Cutting and welding
DQ Series	500 W - 1.0 W	Laser diodes	Automotive, Consumer electronics, Photovoltaic	Surface treatment

FL Series	1.0 kW - 2.0 kW	Laser diodes	Automotive Machine tool	Cutting and welding

Rofin’s DS/LY Series of continuous wave, solid-state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well-suited for integration into complex production systems for cutting and welding applications. The key competitive advantages of the DS Series lasers are the fact that they are diode-pumped and that they are designed to allow multiple power output configurations. These configurations include continuous-wave, pulsed and power ramping modes, which allow Rofin to address a wide range of customer applications. In addition, several features of the DS Series laser are designed for easy maintenance, such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows communication with a remote service center. The diode pumping technology is characterized by high beam quality and high efficiency. These lasers are used principally in the automotive industry. The LY product is a flash lamp pumped, solid-state laser mainly targeting low price markets. The Company’s DQ Series of Q switched, solid-state lasers are designed for applications such as removal, cleaning, and insulation of various materials in the automotive, consumer electronics and photovoltaic markets. To meet the different demands of these target markets, DQ Series lasers offer a couple of set up options which differ in power, pulse energy, and number of laser sources per unit. The Company’s FL Series of high-brightness single or multi-mode fiber lasers use special fiber optics as the active medium. These fiber lasers are suitable for classic cutting and welding applications as well as for new applications such as remote cutting. In contrast to common laser concepts in which the created laser beam switches repeatedly between air and the active medium, this laser beam does not leave the fiber optic before entering the working process optic (single mode) or the beam switch (multi mode) with subsequent launching into the working process. Due to this “all-in-fiber” technology the risk of contamination can be eliminated. Beam switches and energy splitters are available options allowing up to four work cells to be operated with only one laser.

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

The Company’s diode lasers are designed to meet the requirements of a wide range of welding, soldering, and surface treatment applications. The Company’s high-power laser diodes can be stacked into arrays achieving output powers in the multiple kilowatt range. In addition to their use in the automotive, machine tool, and electronics markets, these lasers are also sold into the medical device and research markets.

LASER MARKING PRODUCTS

The Company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General Inc. and designed and introduced the “PowerLine” laser marker. Since then the Company has developed a broad line of market leading laser markers that deliver optimal results in terms of quality and speed on a wide range of materials. Based on its vast experience, Rofin offers standardized and customized laser marking systems in different power ranges and wavelengths for use in various industrial segments. Strength and experience in research and development, application and software ensure innovative, standardized and tailored solutions which meet most exigent customer demands. The Company’s laser marking products incorporate high value-added software – VisualLaser Marker and LaserCAD – that provide the customer full control of the laser marking process.

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

•	the Company’s focus on innovation, which is reflected in cutting-edge products that satisfy standard as well as complex market requirements.

The Company’s business strategy for its laser marking business is four-fold:

•	to expand its position in worldwide laser marking markets with particular focus on the semiconductor, electronics, automotive, and smart card industries;

•	to offer a balanced product portfolio covering different technologies that addresses high-end and general application markets;

•	to pursue application development for existing and new products; and

•	to capitalize on its installed base of lasers by cross-selling the Company’s products to its existing customers.

The Company’s family of laser marking products is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

PowerLine StarMark Series	2 W – 100 W	Laser diodes, Flash lamps or CO2	Semiconductor, Electronics, General marking applications	Integrated circuit marking, marking of metals plastics and organic materials, Day and Night design, Smart card
MultiScan	100 W	High frequency	Packaging	Consumer goods marking
LabelMarker Series	Stand-alone laser based system		Automotive Non-automotive	Label marking Label marking

EasyMark	Laser workstation		General marking applications, Medical components, Tool industry	Metal and plastics marking

EasyJewel	Laser workstation		Jewelry marking	Metal marking

CombiLine Series	Laser workstation for integration of a wide range of Rofin laser markers		General marking applications	Metal and plastics marking

PowerLine/StarMark Series – The Company’s standard PowerLine and StarMark laser marking products consist of a range of lasers with output power from 2 watts to 100 watts with a galvo-head, a personal computer with state-of-the-art processor and Rofin’s proprietary VisualLaserMarker and LaserCAD software. The modular design of the PowerLine and StarMark markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM-customers may order the laser head and 19” modules, for easy integration into the system specified by the end-user). The PowerLine and StarMark solid-state lasers incorporate either diode modules or a dual or single lamp ceramic cavity design both of which result in higher output power (and therefore higher marking speeds), and high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions ensure further increase in efficiency in addition to a compact size. PowerLine marking products are also available with fiber lasers with output power of 20 watts or higher (i.e. with PowerLine F 20), ensuring higher energy efficiency and therefore reduced operating costs. The Company’s proprietary VisualLaserMarker and LaserCAD software provide customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double marking head allowing speeds of up to 1,200 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application - among a wide variety of possible applications - is marking in the semiconductor and electronics industries.

MultiScan VS – This vector scanning marker utilizes a 100 watts sealed-off CO2 laser and features the ability to mark components that are moving at high speeds. The main application is the marking of consumer goods in the packaging industry.

LabelMarker Advanced – This stand alone, laser-based system is Rofin’s state-of-the art solution when it comes to high demands concerning speed and reliability in the process of label marking. The LabelMarker Advanced ensures high efficiency and a short marking time due to an integrated, powerful laser. As a comprehensive all-in-one solution, the LabelMarker Advanced is compact and comfortable. This laser system with a class 1 safety rating can be used in any production area without additional safety requirements.

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

EasyMark – The EasyMark is a class 1 transportable desktop device. The 110 V to 230 V connection and integrated cooling based on thermo-electrical technology guarantee quick and easy initial operation. The EasyMark offers a program-controlled z-axis and a rotary axis which can optionally be integrated. An aluminum T-slot plate facilitates mounting of customer-specific work piece carriers. Processing of work pieces of different size and shape is thus possible.

EasyJewel – The EasyJewel is a transportable desktop device with a class 1 safety rating specially developed to mark jewelry. The laser system offers the benefits of non-contact, abrasion-resistant, permanent marking onto almost any type of precious material with high speed and precision. Special machine features include quick and exact loading of regular and special shapes, jogging function to reach optimum marking position and various software capabilities.

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

LASER MICRO PRODUCTS

After the acquisition of Baasel Lasertech in 2000, the Company formed a separate sales and marketing group focused on micro applications. This group markets and sells a broad range of laser products, including lamp pumped, pulsed, fiber and other solid-state lasers for various spot welding and fine cutting applications, CO2 Slab lasers for perforating applications, Q switched, solid-state lasers for surface structuring and diode lasers for soldering and plastic welding applications. The Company’s business strategy for its micro applications business is to:

•

further increase its share of the spot welding market in the jewelry industry and develop customers in other industries, such as the consumer electronics industry that use a similar product and technology for industrial applications;

•	focus on manufacturers of medical instruments and implants within the medical device industry using mainly the applications cutting and welding;

•

increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods;

•	increase its sales in the photovoltaic market with different applications; and

•	develop new markets for glass cutting and other applications.

The Company’s family of laser products for micro applications is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	APPLICATIONS

StarWeld Series	40 W - 500 W	Flash lamp	Jewelry, Medical device Electronics	Spot and seam welding
StarPulse	40 W + 90 W	Flash lamp	Medical device, Electronics	Spot and seam welding
StarFiber	100 W – 600 W	Diode	Electronics, Medical device	Fine cutting Fine welding
X-Lase	1 W – 24 W	Diode	Semiconductor, Electronics Solar cell	Micro structuring
DS Disc Series	60 W – 100 W	Diode	Electronics	Cutting Structuring
StarCut Series	12 W – 150 W	Flash lamp/Diode	Medical	Fine cutting
PerfoLas Systems	n.a.	n.a.	Paper	Perforating
StarShape Systems	n.a.	n.a.	Packaging	Cutting Drilling Structuring
Series 800	4 W – 1000 W	Flash lamp	OEM	Micro/Marking
Series 600	8 W – 100 W	Flash lamp	OEM	Micro/Marking
Series LDP	10 W - 800 W	Diode	OEM	Micro/Marking
Series LEP	2 W – 20 W	Diode	OEM	Micro/Marking
Series LDPP	8 W – 200 W	Diode	OEM	Fine cutting
Series LLP	500 W – 1000 W	Flash lamp	OEM	Welding Cutting

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

StarFiber Series – The robust and compact fiber laser systems of the StarFiber Series achieve nominal powers of 100 watts up to 600 watts. The lasers can be operated in either pulse-modulated or continuous wave mode. The StarFiber Series is designed for a broad range of applications for fine welding and fine cutting, such as welding of electromechanic components or fine cutting, e.g. in the production of medical devices.

X-Lase – The X-Lase Series comprise of picosecond pulse mode-locked fiber laser systems with a maximal output power of 24 watts. Main markets are in the semiconductor, solar cell, electronics, and display industries. In these industries the X-Lase products can be used for thin film patterning, ablation, and scribing applications.

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

StarShape Systems – Each StarShape System consists of a CO2 or solid-state laser in combination with a galvo scanning head and is used for precise cutting, drilling, and surface structuring.

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

Series LLP are lamp pumped solid-state lasers designed for welding and cutting applications.

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

Laser Diodes and Modules – High-power semiconductor components such as high power, high-brightness laser diodes and modules are manufactured and marketed by the Company’s subsidiaries Dilas Diodenlaser GmbH, Dilas Diodelaser Inc., Dilas Diodelaser China, and m2k-laser GmbH.

Fibers and Fiber Optic Beam Deliveries - Fibers, fiber components, beam splitters or switches and beam combiners designed for use in industrial lasers or as beam delivery systems are manufactured and marketed by Optoskand AB.

Active and Passive Fibers and Amplifiers - Fibers and fiber laser technology components are developed, manufactured and marketed by Nufern, East Granby.

The Company’s high-technology components are either integrated by other laser manufacturers into their products or are used for the Company’s own product portfolio.

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications and marking and micro applications, Rofin operates application centers in nine countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has approximately 40 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries. Our principal markets are the machine tool, semiconductor, electronics, photovoltaic, and automotive industries. The following table sets forth the allocation of the Company’s total laser sales among our principal markets:

	Fiscal Years

Principal Market	2009	2008	2007	Primary Applications

Machine Tool	34%	33%	36%	Cutting and welding

Semiconductor, Electronics, and Photovoltaic	24%	27%	23%	Marking of integrated circuits, electronic components, smart cards, and structuring of solar cells

Automotive & Sub-Supplier	8%	11%	8%	Cutting, welding and component marking

	66%	71%	67%

The remaining 34%, 29%, and 33%, of total laser sales in fiscal 2009, 2008, and 2007, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturing, flexible packaging, job shops, jewelry, universities, and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 70 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin’s products into their own production systems. Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating Rofin’s products without any substantial involvement by Rofin. Lasers for welding applications are marketed and sold both to systems integrators and to end-users. Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit, solar cell, and smart card marking applications). Laser micro products are marketed and sold directly to end-users and to OEM-customers (mainly for solar cell and jewelry applications). In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component. In these cases, Rofin’s application engineers work directly with the end-user to optimize the application’s performance and demonstrate the advantages of the Company’s products.

Rofin has approximately 130 direct sales engineers operating in 24 countries, approximately 40 of whom are dedicated to marketing lasers for macro applications and approximately 90 of whom are dedicated to marketing lasers for marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 27 independent representatives marketing the Company’s laser products in Australia, Austria, Argentina, Brazil, China, Denmark, Eastern Europe, Finland, France, Germany, India, Israel, Italy, Northern Africa, Norway, the Middle East, the Philippines, Russia, Singapore, South Africa, Slovenia, Sweden, Switzerland, Thailand, Turkey, and the United Kingdom. These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin’s products. All sales and delivery of product are conducted by the Company. Sixteen of the independent representative agreements are on an exclusive basis, with the other eleven on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six month cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg (Germany), and of laser diode components, from Mainz (Germany), Tucson, Arizona, and Freiburg (Germany). Worldwide sales and marketing of laser marking products is directed from Rofin’s offices in Gunding-Munich (Germany) and, for laser micro products and power supplies, from Starnberg (Germany). Optical engines for fiber lasers for the worldwide market are sold and marketed from Tampere (Finland) and East Granby (USA), and fiber optics and beam delivery systems are sold and marketed from Gothenburg (Sweden). In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland, and the United Kingdom.

North American sales of Rofin’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan facility and of its marking products are managed out of its Boxborough, Massachusetts facility. The Company also maintains sales offices in Tempe, Arizona and Santa Clara, California to support the expansion of Rofin’s laser business in the North American market and a sales and service office in Mississauga (Canada) to support the Canadian market.

PRC Laser directs its worldwide sales and marketing of lasers for macro applications from its office in Landing, New Jersey, while Lee Laser directs its worldwide sales and marketing of laser for micro applications from its office in Orlando, Florida. Both companies sell their products independently under their own brands.

The Company maintains sales and service offices in Japan, Singapore, South Korea, Taiwan, and China, as well as a liaison-office in India to cover the Asia/Pacific region. Over the next five years, the Company expects demand for industrial lasers to increase in the Asia/Pacific region. The Company believes that the geographic markets with the greatest long-term potential in the future are China and India, principally due to the expansion of domestic machine tool, automobile, semiconductor, electronic, and photovoltaic production in these countries.

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During fiscal 2009 approximately 42% and during fiscal 2008 and 2007 approximately 35% of the Company’s revenues were generated from sales of after-sales services, replacement parts and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers. This close relationship is maintained as customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. Rofin has 345 customer service personnel. The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser-operating techniques, and processing technology. Most of the Company’s OEM-customers also provide customer service and support to end-users.

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

Of Rofin’s 345 customer service personnel, approximately 210 employees operate in the field in about 50 countries. Field service personnel are also involved in the installation of the Company’s systems.

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

In addition, the Company offers components such as OEM laser modules, optical engines, laser diodes, active and passive fibers, fiber optic delivery systems, and power supplies. These high-technology components are mainly sold to other laser manufacturers for use in their products.

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

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf and Fanuc (for high-power CO2 lasers), Synrad and Coherent (for low-power CO2 lasers), Trumpf and IPG (for solid-state lasers), and Laserline and Jenoptik (for diode lasers and laser diodes) compete in certain of the markets in which Rofin operates. However, in the Company’s opinion, none of these companies compete in all of the industries, applications and geographic markets currently served by Rofin. We believe that only Trumpf has a product range and worldwide presence similar to that of the Company.

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

The Company’s laser marking products compete with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company’s micro products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro market include Trumpf, GSI Group, Unitek Miyachi, Lasag, IPG, and Control Laser.

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

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2 and solid-state laser macro products at its Hamburg (Germany), Plymouth, Michigan, Landing, New Jersey, and Nanjing (China) facilities. The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Oxford (UK), Singapore, and Boxborough, Massachusetts. Rofin’s micro application products are manufactured and tested in Starnberg (Germany), Tampere (Finland), and Orlando, Florida. The Company’s diode laser products are manufactured and tested at its Mainz (Germany), Freiburg (Germany), Nanjing (China), and Tucson, Arizona, facilities. The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany). The Company’s active and passive fibers and amplifiers are manufactured and tested in East Granby, Connecticut.

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

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, Mainz (all Germany), East Granby, Connecticut, and Tucson, Arizona facilities are ISO 9001 certified. In addition, the following facilities are ISO 9002 certified: Pamplona (Spain), Milan (Italy), Paris (France), Willerby (UK), Gothenburg (Sweden), and Singapore.

RESEARCH AND DEVELOPMENT

During fiscal 2009, 2008, and 2007, Rofin’s net spending on research and development was $31.5 million, $41.1 million, and $27.8 million, respectively. The Company’s net spending on research and development reflects receipt of funding under German government and European Union grants totaling $2.0 million, $1.3 million, and $2.3 million in fiscal 2009, 2008, and 2007, respectively. Rofin has approximately 228 employees engaged in product research and development.

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

The Company’s research and development activities are carried out in fourteen centers in Hamburg, Gunding-Munich, Starnberg, Freiburg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Tampere (Finland), Plymouth, Michigan, Landing, New Jersey, Orlando, Florida, Tucson, Arizona, East Granby, Connecticut (all USA), and Nanjing (China) and are centrally coordinated and managed. Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for “Technische Physik” of the German Space and Aerospace Research Center in Stuttgart, the Institute for “Strahlwerkzeuge” of the University of Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Edinburgh in the United Kingdom. These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

INTELLECTUAL PROPERTY

Rofin owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques, and inventions.

While policies and procedures are in place to protect critical intellectual property rights, Rofin believes that its success depends to a larger extent on the innovative skills, know-how, technical competence and abilities of Rofin’s personnel. The Company was also a worldwide licensee of two U.S. patents, which expired during fiscal year 2009. These licenses were exclusive for industrial material processing applications of 500 watts and above for the diffusion cooled, wave-guide technology used in the Company’s Slab Series CO2 lasers. In addition, the Company is a licensee of one Japanese patent and the corresponding foreign counterparts for the Slab technology, which expire in 2010. Although a portion of the patent coverage for the Slab Series has expired, the Company believes that the complexity of this laser technology is a barrier to entry into this market.

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe, and Japan. Rofin currently holds 176 patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2013 to 2027. In addition, 63 patent applications have been filed and are under review by the relevant patent authorities. The Company holds 61 exclusive and non-exclusive licenses of patents and pending patent applications with relevance to its products and laser technology. Rofin requires its employees and certain of its customers, suppliers, representatives, agents and consultants to enter into confidentiality agreements to further safeguard Rofin’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $87.6 million, $143.4 million, and $116.6 million, as of September 30, 2009, 2008, and 2007, respectively. The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The decrease in the Company’s order backlog from September 30, 2008 to September 30, 2009, was attributable to 49% lower orders for macro applications, 54% lower orders for micro and marking applications, and 46% lower orders for components. The fluctuation of the U.S. dollar in fiscal 2009 had an unfavorable effect of approximately $11.2 million on year-to-year order backlog. The increase in the Company’s order backlog from September 30, 2007 to September 30, 2008, was attributable to 8% higher orders for macro applications, 22% higher orders for micro and marking applications and 41% higher orders for components. The fluctuation of the U.S. dollar in fiscal 2008 had a favorable effect of approximately $11.2 million on year-to-year order backlog.

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

The Company anticipates shipping the present backlog during fiscal 2010. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

At September 30, 2009, Rofin had 1,726 full-time employees, of which 903 were in Germany, 267 in the United States, 5 in Canada, 37 in France, 47 in Italy, 130 in the United Kingdom, 31 in Spain, 9 in the Netherlands, 32 in Sweden, 23 in Finland, 12 in Belgium, 28 in Singapore, 14 in Korea, 15 in Taiwan, 138 in China, 4 in Switzerland, and 31 in Japan, whereas at September 30, 2008, Rofin had 1,775 full-time employees, of which 945 were in Germany, 331 in the United States, 7 in Canada, 39 in France, 49 in Italy, 125 in the United Kingdom, 30 in Spain, 9 in the Netherlands, 48 in Sweden, 22 in Finland, 11 in Belgium, 2 in Switzerland, 34 in Singapore, 14 in Korea, 19 in Taiwan, 57 in China, and 33 in Japan. The average number of employees for the fiscal year ended September 30, 2009, was 1,747.

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

CDRH regulations generally require a self-certification procedure pursuant to which a manufacturer must file with the CDRH with respect to each product incorporating a laser device, periodic reporting of sales and purchases, and compliance with product labeling standards. The Company’s laser products for macro, micro and laser marking applications can result in injury to human tissue if directed at an individual or otherwise misused.

The Company believes that its laser products for macro, micro and marking applications, and components are in substantial compliance with all applicable laws for the manufacture of laser devices.

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

THE GLOBAL ECONOMIC, CAPITAL MARKETS AND CREDIT DISRUPTIONS MAY CONTINUE TO ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

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

DOWNTURNS IN THE INDUSTRIES WE SERVE, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, SEMICONDUCTOR, ELECTRONICS AND PHOTOVOLTAIC INDUSTRIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. We estimate that approximately 66% of our laser sales during fiscal year 2009 were to these industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during a downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any downturn or slowdown in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 72% of our current sales are denominated in other currencies, including the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Japanese yen, Korean won, Taiwanese dollar, Canadian dollar, and Chinese RMB. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold, gross margin, and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

We also face transaction risk from fluctuations in exchange rates between the various currencies in which we do business. We believe that a certain portion of the transaction risk of our operations in multiple currencies is mitigated by our hedging activities, utilizing forward exchange contracts and forward exchange options. We also continue to borrow in each operating subsidiary’s functional currency to reduce exposure to exchange gains and losses. However, there can be no assurance that changes in currency exchange rates will not have a material adverse effect on our business, financial condition, and results of operations.

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 70 countries, with Germany, the rest of Europe, the United States, and the Asia/Pacific region being our principal markets. Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

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

Our profitability may be adversely affected by economic slowdowns in the United States, Europe, or the Asia/Pacific region. A recession in these economies could trigger a decline in laser sales to the machine tool, automotive, semiconductor, electronics or photovoltaic industries, and any related weaknesses in their respective currencies could adversely affect customer demand for our products, the U.S. dollar value of our foreign currency denominated sales, and ultimately our consolidated results of operations.

WE DEPEND ON THE ABILITY OF OUR OEM-CUSTOMERS TO INCORPORATE OUR LASER PRODUCTS INTO THEIR SYSTEMS.

Our sales depend in part upon the ability of our OEM-customers to develop and sell systems that incorporate our laser products. Adverse economic conditions, inadequate liquidity, large inventory positions, limited marketing resources, and other factors affecting these OEM-customers could subject us to risks of business failure by such customers and potential credit and inventory risks, and thus could have a substantial impact upon our financial results. We cannot provide assurances that our OEM-customers will not experience financial or other difficulties that could adversely affect their operations and, in turn, our financial condition or results of operations.

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

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products. To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources, and diode lasers. In order to increase market demand for these products, we will need to devote substantial resources to:

•	continuing to broaden our CO2 and solid-sate laser product range;

•	continuing to increase the output power of our product portfolio; and

•	continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

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

WE MAY NOT BE ABLE TO SUCCESSFULLY ACQUIRE NEW OPERATIONS OR INTEGRATE FUTURE ACQUISITIONS, WHICH COULD CAUSE OUR BUSINESS TO SUFFER.

An important part of our growth strategy is making strategic acquisitions of companies with complementary operations, technologies, or products. We regularly review potential acquisitions and periodically engage in discussions regarding such possible acquisitions. We may be unable to successfully complete potential strategic acquisitions if we cannot reach agreement on acceptable terms or for other reasons. Future acquisitions may require us to obtain additional debt or equity financing, which may not be available on terms acceptable to us, if at all. In connection with future acquisitions, we may assume the liabilities of the companies we acquire. Any debt that we incur to pay for future acquisition could contain covenants that restrict the manner in which we operate our business. Any new equity securities that we issue for this purpose would be dilutive to our existing stockholders. If we buy a company or a division of a company, we may experience difficulty integrating that company or division’s personnel and operations, which could negatively affect our operating results.

In addition:

•	the key personnel of the acquired company may decide not to work for us;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

•	we may be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the synergies, cost savings, or other financial benefits we anticipated.

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

We currently hold 176 United States and foreign patents on our laser sources, with expiration dates ranging from 2013 to 2027. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. Of particular importance was the license of three patents related to the sales of our Slab Series CO2 lasers, which we estimate to account for approximately 22% of our revenue in fiscal year 2009. Two of these licenses expired in 2009 and one expires in 2010. In addition, 63 patent applications have been filed and are under review by the relevant patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also “Business - Intellectual Property”.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased	Size** (sq. ft.)	Primary Activity

Hamburg, Germany	Owned*	165,015	CO2 lasers, solid-state lasers, diode lasers
Starnberg, Germany	Leased	117,047	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased	85,951	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased	52,128	CO2 lasers, laser micro and marking systems
Kingston upon Hull, United Kingdom	Leased	48,485	Low-power CO2 lasers
Orlando, Florida	Owned	35,207	Solid-state lasers
Landing, New Jersey	Owned	34,292	CO2 lasers
Mainz, Germany	Leased	52,993	Diode lasers and components
Boxborough, Massachusetts	Leased	22,512	Laser marking systems
Gothenburg, Sweden	Leased	21,337	Fiber optic production
Overath, Germany	Leased	12,417	Coating of materials
Oxford, United Kingdom	Leased	11,578	Laser marking systems
Tampere, Finland	Leased	9,964	Fiber lasers, optical engines
Pamplona, Spain	Owned	12,654	Laser marking systems
Singapore	Leased	5,724	Laser marking products
Freiburg, Germany	Leased	4,947	Laser diodes
Tucson, Arizona	Leased	6,218	Components
East Granby, Connecticut	Leased	57,000	Fibers
Nanjing, China	Leased	25,932	CO2 lasers, laser marking products, components
Nanjing, China	Owned	5,380	CO2 lasers

*	The facility is owned by Rofin-Sinar Laser GmbH (“RSL”); the real property on which the facility is located is leased by RSL under a 99-year lease.

**	Includes sales, administration and research and development facilities where applicable.

The Kingston upon Hull (United Kingdom) facility lease expires in 2012. The Gunding-Munich (Germany) main facility is leased until 2017. The Mainz (Germany) main facility had been expanded during fiscal year 2009 and the new lease expires 2024. The Overath (Germany) facility leases expire in 2013, and the Freiburg (Germany) facility leases expire in 2012. The Singapore facility lease expires in 2012. The Starnberg (Germany) main facility is leased until 2017 from a member of the Company’s Board of Directors and includes a clause to terminate the lease contract within a two-year notice period during the contract. The leases on its U.S. facilities in Boxborough, Massachusetts, Plymouth, Michigan, Tucson, Arizona, and East Granby, Connecticut expire in 2010, 2011, 2013, and 2020, respectively. The Gothenburg (Sweden) main facility leases expire in 2011 and 2012, with a renewal option for three years. The Tampere (Finland) facility is leased with no expiration date but can be terminated upon three months notice from the landlord and a one month notice from the lessee. The Oxford (United Kingdom) facility lease expires in 2019. The Nanjing (China) facility leases expire in 2009 and 2011. In addition, NELC owns land rights which require construction of manufacturing facilities in the near future.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Starnberg, Gunding-Munich, Mainz, Freiburg, Kingston upon Hull, Gothenburg, Tampere, East Granby, Plymouth, Landing, Orlando and Nanjing (China) locations. The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona (Spain) and Seoul (South Korea) properties which are owned.

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

A licensor of patents covering the technology used in certain of the Company’s CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit. A response from the licensor was received in January 2009 and the Company and the licensor are in the process of selecting a mutually agreeable independent auditor. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company’s financial condition or results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of our fiscal year ended September 30, 2009.

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

	Common Stock Trade Prices

Quarter ended	High	Low

December 31, 2007	$48.58	$36.55
March 31, 2008	$47.15	$34.72
June 30, 2008	$47.93	$30.20
September 30, 2008	$42.34	$28.54
December 31, 2008	$30.47	$17.17
March 31, 2009	$21.75	$12.57
June 30, 2009	$23.96	$16.78
September 30, 2009	$25.68	$17.76

At November 20, 2009, the Company had 7 holders of record of its common stock and 28,994,296 shares outstanding. A significantly greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers, and other financial institutions. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

During the fiscal year 2009, the Company did not sell any equity securities that were not registered under the Securities Act.

There were no purchases of common stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth fiscal quarter of the fiscal year 2009.

On November 7, 2007, the Board of Directors approved a stock buyback plan which authorized the repurchase of up to $120 million of the Company’s common stock, or approximately 10% of the shares of common stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares were repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, including the quantity, timing, and price thereof. The program was completed in May 2008.

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

The graph assumes that the value of the investment in Rofin-Sinar Technologies Inc. common stock, the NASDAQ Stock Market Index, and the S&P Technology Sector Index each was $100 on September 30, 2004, and that all dividends were reinvested. The S&P Technology Sector Index is weighted by market capitalization. The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rofin-Sinar Technologies Inc., The NASDAQ Composite Index
And The S&P Information Technology Index

*$100 invested on 9/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	Rofin-Sinar Technologies Inc.	NASDAQ Stock Market Index	S&P Technology Sector Index

9/30/04	100	100	100
9/30/05	129.31	113.78	113.45
9/30/06	206.84	121.50	117.14
9/30/07	238.97	143.37	144.47
9/30/08	208.37	109.15	110.70
9/30/09	156.30	112.55	120.10

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2009. The information set forth below should be read in conjunction with the consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Year ended September 30,

	2009	2008	2007	2006	2005

	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$349,579	$575,278	$479,675	$420,890	$375,191
Cost of goods sold	218,417	327,286	276,402	242,619	222,189
Gross profit	131,162	247,992	203,273	178,271	153,002
Selling, general & administrative expenses	87,387	103,781	86,468	76,900	66,171
Research & development expenses	31,500	41,113	27,830	23,968	22,565
Amortization expense	3,559	6,769	4,251	3,532	5,270
Income from operations	8,716	96,329	84,724	73,871	58,996
Net interest expense (income)	309	(2,960)	(5,028)	(2,588)	148
Income before income taxes	14,360	97,225	87,115	76,664	58,570
Income tax expense	5,197	33,466	31,838	27,041	20,595
Net income	9,163	63,759	55,277	49,623	37,975
Earnings per common share – Basic	$0.32	$2.15	$1.78	$1.62	$1.26
Earnings per common share – Diluted	$0.31	$2.09	$1.74	$1.58	$1.22
Shares used in computing earnings per share – Basic	28,912	29,640	30,975	30,568	30,143
Shares used in computing earnings per share – Diluted	29,194	30,446	31,806	31,374	31,122

OPERATING DATA (as percentage of sales):
Gross profit	37.5%	43.1%	42.4%	42.4%	41.0%
Selling, general & administrative expenses	25.0%	18.0%	18.0%	18.3%	17.6%
Research & development expenses	9.0%	7.1%	5.8%	5.7%	6.0%
Income from operations	2.5%	16.7%	17.7%	17.6%	15.7%
Income before income taxes	4.1%	16.9%	18.2%	18.4%	15.8%

BALANCE SHEET DATA:
Working capital	$274,279	$257,954	$344,907	$282,659	$222,002
Total assets	539,507	583,660	626,224	501,521	428,638
Line of credit and loans	31,409	66,674	40,592	35,416	41,002
Stockholders’ equity	418,334	402,258	448,923	358,440	294,166

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. is a leader in the design, development, engineering, manufacture, and marketing of laser-based products, primarily used for cutting, welding, and marking a wide range of materials.

Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer’s production process. As a technological leader in CO2, solid-state lasers, and diode lasers, the Company is able to meet a broad range of its customers’ material processing requirements.

Based on the revised 2008 industry data of the Optoelectronics Report for laser products used for macro (cutting and welding) applications and marking and micro (fine cutting, fine welding, perforating and structuring) applications combined, the Company had a worldwide market share (based on sales volume) in 2008 of approximately 23%. Due to the severe global economic downturn, there are no reliable industry forecasts available for 2009 to calculate market share. The Company has sold more than 49,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2009, 2008, and 2007, approximately 40%, 41%, and 43%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 12%, 10%, and 9%, respectively, related to sales of components, and approximately 48%, 49%, and 48%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, the semiconductor, electronics and photovoltaic industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2009, 2008, and 2007, 20%, 25%, and 23%, respectively, of the Company’s sales were in North America, 57%, 51%, and 55%, respectively, were in Europe and 23%, 24%, and 22%, respectively, were in Asia. See note 15, “Geographic Information”, to the consolidated financial statements for further information.

The fiscal year ended September 30, 2009, was strongly influenced by the severe economic downturn in the global economy. Fiscal year sales were negatively impacted by postponed shipments and order cancellations in various industries. With very few exceptions, we experienced diminished demand across all industries. The Company took action to reduce its worldwide cost structure to address the declined global business without sacrificing its goal of broadening its customer base. These actions included labor cost reductions (in both hours and headcount), and elimination of non-critical services provided by third parties. Due to the effect of lower fixed cost absorption and additional costs related to headcount reductions, we reported a significant reduction in net income, compared to fiscal year 2008.

Outlook

Management is cautiously optimistic that the bottom of macroeconomic downturn has been reached. Although visibility is still limited, we are seeing the first signs of a slight market recovery, demonstrated by increasing service business volume and higher order activity. In addition, in some geographic regions we are experiencing a more positive customer sentiment due to the stimulus packages. This, combined with our focus on broadening our product portfolio for dedicated applications in emerging industries, should help to continue to build sequential revenue growth in the coming quarters.

Acquisitions and Formation of New Entities

On December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under an option agreement between the Company and the former minority shareholders. This purchase resulted in goodwill of $0.2 million. Effective December 3, 2007, the Company purchased the remaining 19% of the share capital of Rofin-Sinar U.K. Ltd. through Rofin-Sinar Technologies Europe S.L. under this option agreement. The Company now holds 100% of the share capital of Rofin-Sinar U.K. Ltd. This purchase resulted in goodwill of $5.6 million.

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

Effective January 24, 2008, the Company purchased Nufern, one of the world’s largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. During fiscal year 2009, the Company settled an earn-out agreement with the former Nufern owners for an aggregate of $5.0 million and finalized its valuation of the identified intangible assets related to this acquisition. As a result, a total adjustment amounting to a net decrease of $3.7 million was made to the amount of goodwill recorded. This purchase resulted in final goodwill of $2.9 million.

During the quarter ended June 30, 2008, the Company formed Dilas Diodelaser China Company Ltd. as a 95%-owned subsidiary in Nanjing (China) through its 95%-owned subsidiary Dilas Diodenlaser GmbH.

During the quarter ended June 30, 2008, the Company formed Nanjing Eastern Technologies Company Ltd. in Nanjing (China) as an 80%-owned subsidiary.

Effective July 1, 2008, the Company formed Rofin-Baasel Swiss AG in Biel (Switzerland) as a wholly-owned subsidiary through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L.

Effective March 11, 2009, the Company made the final payment for the outstanding earn-out, and acquired the remaining 10% of share capital of Optoskand AB through its wholly-owned subsidiary Rofin-Sinar Laser GmbH under an option agreement. This purchase resulted in additional goodwill of $0.7 million.

Effective April 9, 2009, the Company acquired 80% of the equity of China-based Nanjing Eastern Laser Company Ltd. (“NELC”) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment. This purchase resulted in a preliminary goodwill calculation of approximately $4.3 million.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Fiscal Year ended September 30,

	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.5%	56.9%	57.6%
Gross profit	37.5%	43.1%	42.4%
Selling, general and administrative expenses	25.0%	18.0%	18.0%
Research & development expenses	9.0%	7.1%	5.8%
Intangibles amortization	1.0%	1.2%	0.9%
Income from operations	2.5%	16.7%	17.7%
Income before income taxes	4.1%	16.9%	18.2%
Net income	2.6%	11.1%	11.5%

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales – Primarily as a result of the financial crisis and the severe economic downturn, net sales decreased by $225.7 million, or 39%, compared to the prior year and amounted to $349.6 million in fiscal year 2009. Compared to fiscal year 2008, net sales decreased $153.7 million, or 36%, in Europe/Asia and $72.0 million, or 51%, in North America. The U.S. dollar fluctuated against foreign currencies, which had an unfavorable effect on net sales of $28.5 million. Net sales of laser products for macro applications decreased by 41% to $140.4 million, primarily due to the lower demand for our low and high power CO2 lasers from OEM-customers and diminished demand from the automotive industry. Net sales of lasers for marking and micro applications decreased by 40% to $168.1 million compared to fiscal year 2008, mainly due to the lower demand principally from the photovoltaic, semiconductor, consumer electronics, and jewelry industries. Due to the economic downturn, component business revenue decreased by 29%, to $41.1 million.

Gross Profit – The Company’s gross profit of $131.2 million decreased by $116.8 million, or 47%, compared to the prior year. As a percentage of sales, gross profit decreased to 38%. The decrease in our gross margins was mainly the result of the low level of business with the corresponding lower absorption of fixed costs, a decrease in our service and spare parts revenue and in our components business, as well as the one-time costs associated with the headcount reductions amounting to $1.0 million. Gross profit was unfavorably affected by $8.7 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased by $16.4 million, or 16%, to $87.4 million, compared to fiscal year 2008 primarily as a result of cost reductions in labor, travelling and marketing, as well as lower commissions related to the lower level of revenues, partially offset by one-time costs related to headcount reductions of $1.8 million. Due to decreased sales, selling, general and administrative expenses as a percentage of net sales, increased to 25% compared to 18% in fiscal year 2008. Selling, general and administrative expenses were favorably affected by $6.1 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Research and Development – The Company’s net expenses for research and development amounted to $31.5 million, which represents a decrease of $9.6 million, or 23%, compared to fiscal year 2008. Gross research and development expenses for fiscal years 2009 and 2008 were $33.5 million and $42.3 million, respectively, and were reduced by $2.0 million and $1.2 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, especially in Europe. The decrease in research and development expenses is mainly a result of lower labor and material costs, partially offset by one-time costs associated with headcount reductions amounting to $0.4 million. Research and development expenses were favorably affected by $3.5 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Other Income - Net other income of $5.6 million fiscal year 2009 represents an increase of $4.7 million compared to the prior year. The increase in net other income is primarily attributable to net exchange gains of $3.5 million compared to net exchange losses of $1.9 million in fiscal year 2008 and to net miscellaneous income of $2.7 million compared to net miscellaneous income of $0.4 million in fiscal year 2008. Miscellaneous income includes $2.0 million compensation for the cancellation of orders received in the prior fiscal year.

Income Tax Expense – Income tax expense of $5.2 million in fiscal year 2009 and $33.5 million in fiscal year 2008, represent effective tax rates of 36.1% and 34.4% for the respective periods. The higher effective income tax rate is primarily due to additional income taxes related to the repatriation of foreign income in combination with low level of taxable income in countries with lower income tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.9 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income – Despite the challenging macroeconomic conditions but as a result of the already implemented cost reductions, the Company achieved net income of $9.2 million ($0.31 per diluted share, based on 29.2 million weighted average common shares outstanding) in fiscal year 2009. Net income decreased by $54.6 million compared to the prior year’s net income of $63.8 million ($2.09 per diluted share, based on 30.4 million weighted average common shares outstanding). Net income was favorably affected by $1.4 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Fiscal Year 2008 Compared to Fiscal Year 2007

Net Sales – Net sales of $575.3 million represents an increase of $95.6 million, or 20%, over the prior year. Net sales increased $66.2 million, or 18%, in Europe/Asia and $29.4 million, or 26%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $45.0 million. Net sales of laser products for macro applications increased by 16% to $238.5 million, primarily due to the higher demand for our lower and higher power CO2 lasers from OEM-customers in the automotive industry. Net sales of lasers for marking and micro applications increased by 20% to $279.1 million compared to fiscal year 2007, mainly due to the higher demand for our lasers for micro and marking applications principally from the photovoltaic and electronics industries. Revenues for the component business increased by 37% to $58 million, primarily due to the Company’s last acquisition of Nufern and higher sales related to laser diodes.

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

Net Income – As a result of the foregoing factors, the Company’s net income of $63.8 million ($2.09 per diluted share, based on 30.4 million weighted average common shares outstanding) in fiscal year 2008 increased by $8.5 million over the prior year’s net income of $55.3 million ($1.74 per diluted share, based on 31.8 million weighted average common shares outstanding). Net income was favorably affected by $0.9 million in fiscal 2008 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity at September 30, 2009, were cash and cash equivalents of $116.1 million, short-term investments of $2.9 million, short-term credit lines of $91.0 million and long-term loans of $12.4 million. As of September 30, 2009, $19.0 million was outstanding under the short-term lines of credit. Additionally, $4.2 million was used for bank guarantees under these lines of credit. $12.4 million was outstanding from the long-term loan. Additionally the Company maintained credit lines specific to bank guarantees for $2.9 million, of which $0.3 million was used. Therefore, $70.4 million was unused and available under Rofin’s lines of credit. The Company is subject to financial covenants under some of these facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2009, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $1.6 million during fiscal year 2009. Approximately $55.4 million in cash and cash equivalents were provided by operating activities, primarily as the result of the decrease in accounts receivable and inventories. Operating cash flow was negatively affected by decreased net income and other non-cash items, principally depreciation and amortization and by a decrease in income tax payable, accounts payable and accrued liabilities and pension obligations.

Net cash used in investing activities totaled $18.2 million for the year ended September 30, 2009, and related primarily to acquisitions ($12.3 million), various additions to property and equipment ($7.8 million), purchase of short-term investments ($2.3 million), offset by the sale of short-term investments ($3.7 million) and proceeds from sales of property and equipment ($0.5 million).

Net cash used in financing activities totaled $35.6 million and was primarily related to repayments of loans amounting to $48.0 million, partly offset by $11.8 million net borrowings from banks, $0.2 million generated through issuance of new shares from the exercise of stock options and $0.4 million was related to excess of tax benefit from stock options.

The Company expects that its capital expenditures will be approximately $12.0 million in 2010.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

The following table illustrates the Company’s contractual obligations as of September 30, 2009:

	Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long and short-term debt	$31,409	$18,983	$2,198	$7,919	$2,309
Pension obligations	17,396	299	1,072	1,142	14,883
Operating lease obligations	32,413	8,683	10,618	4,484	8,628
Purchase obligations *	83,470	68,207	15,263	—	—
Interest obligation	2,494	725	1,256	465	48
Other long-term liabilities	3,294	724	813	315	1,442
Total	$170,476	$97,621	$31,220	$14,325	$27,310

*	Purchase obligations include payments due under various types of agreements to purchase raw materials or other goods.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 72% of its net sales are denominated in other currencies, primarily the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, Canadian dollar, and Chinese RMB. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $40.6 million at September 30, 2009, as compared to $37.4 million at September 30, 2008.

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

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in sales, gross profit and income from operations include the effect of fluctuations in foreign currency exchange rates. The Company’s management reviews and analyzes business results on a constant currency basis and believes these results better represent the Company’s underlying business trends without distortion due to currency fluctuations. The Company believes that this “constant currency” financial information is a useful measure for investors because it reflects actual changes in operations.

The following chart compares our net sales, gross profit, and income from operations for each of fiscal years 2009, 2008, and 2007 to the equivalent financial results calculated on a “constant currency” basis. Because this “constant currency” financial information does not conform to Generally Accepted Accounting Principles, it is presented under the caption “Non-GAAP Constant Currency”:

	Fiscal Year 2009		Fiscal Year 2008		Fiscal Year 2007

	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency

	(in millions)
Net sales	$349.6	$378.1	$575.3	$530.2	$479.7	$452.9
Gross profit	131.2	139.9	248.0	232.5	203.3	193.9
Income from operations	8.7	7.7	96.3	92.1	84.7	82.0

Between fiscal year 2009 and 2008, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 10.5%. The impact of this weakening was to decrease net sales and gross profit by $28.5 million and $8.7 million, respectively, because approximately 72% of sales were denominated in other currencies, primarily the Euro. This weakening of the Euro had the effect of decreasing operating expense by $29.5 million, thereby increasing income from operations only by $1.0 million.

Between fiscal year 2008 and 2007, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 11.3%. The impact of this strengthening was to increase net sales and gross profit by $45.1 million and $15.8 million, respectively, because approximately 69% of fiscal year 2008 sales were denominated in other currencies, primarily the Euro. However, because more than 69% of operating expenses were also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses and thereby reducing the overall exchange rate effect on income from operations by $4.2 million.

Between fiscal year 2007 and 2006, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 7.6%. The impact of this strengthening was to increase net sales and gross profit by $26.8 million and $9.2 million, respectively, because approximately 69% of fiscal year 2007 sales were denominated in other currencies, primarily the Euro. This strengthening of the Euro had the effect of increasing operating expense by $6.4 million, thereby increasing income from operations only by $2.7 million.

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

Warranty Reserves

The Company provides reserves for the estimated costs of product warranties when revenue is recognized. The Company relies upon historical experience, expectation of future conditions, and its service data to estimate its warranty reserve. The Company continuously monitors these data to ensure that the reserve is sufficient. Warranty costs have historically been within our expectations. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims (such costs may include material, labor, and travel costs), revisions to the estimated warranty liability would be required. Increases in reserves will impact operating income during the period.

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

Share-Based Payment

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. The income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S. based employees. Stock compensation expense related to non-U.S. employees is treated as a permanent difference for income tax purposes.

Recent Accounting Pronouncements Adopted

The Financial Accounting Standards Board modified the hierarchy of Generally Accepted Accounting Principles (“GAAP”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles in the United States (the GAAP hierarchy). The new Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles. The ASC became effective for interim and annual periods ending after September 15, 2009, and did not have an impact on the Company’s consolidated financial statements other then changing the references to authoritative accounting literature.

In May 2009, ASC Topic 855, “Subsequent Events”, was amended to require entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted the guidance for the third quarter of fiscal year 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

In April 2009, ASC Topic 320 “Investments – Debt and Equity Securities” was amended, to change the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under this amendment, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC Topic 220 “Comprehensive Income”, and Topic 225 “Income Statement” were amended to change the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The Company adopted these Topic changes as of June 30, 2009, and did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2009, ASC Topic 820 “Fair Value Measurements and Disclosures” was amended to provide application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. This Topic became effective June 30, 2009, and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, ASC Topic 825, “Financial Instruments” was amended to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. This Topic became effective for interim and annual periods ending after June 15, 2009, and did not have an impact on the Company’s consolidated financial statements.

In March 2008, ASC Topic 815, “Derivatives and Hedging” was amended to require additional disclosures related to the use of derivative instruments, the accounting for derivatives, and the financial statement impact of derivatives. This Topic was effective for fiscal years and interim periods beginning after November 15, 2008. This Topic became effective January 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In February 2008, ASC Topic 820 “Fair Value Measurements and Disclosures” was amended to exclude from its scope lease accounting and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. This Topic became effective for the quarter ending December 31, 2008 and did not have a material impact on the Company’s consolidated financial statements.

In February 2007, ASC Topic 825, “Financial Instruments”, was amended to permit entities to choose to measure many financial instruments at fair value, and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. This Topic was effective for fiscal years beginning after November 15, 2007. The adoption of this Topic did not have a material impact on our consolidated financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2009

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, ASC Topic 260 “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment will require certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of this amendment may have on its consolidated financial statements and related disclosures.

In February 2008, ASC Topic 820 “Fair Value Measurements and Disclosures” was amended to defer the effective date of fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to the Company’s first quarter of fiscal year 2010. The Company is currently evaluating the impact that the adoption of this amendment will have on its consolidated financial statements.

In December 2007, ASC Topic 805 “Business Combinations” was amended to retain the fundamental requirements of the original topic requiring that the purchase method be used for all business combinations. Topic 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, this amendment requires expensing of acquisition-related and restructure-related costs, remeasurement of earn-out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. This amendment is effective for the Company’s business combinations for which the acquisition date is on or after October 1, 2009.

In December 2007, ASC Topic 810 “Consolidation” was amended to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This amendment establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. This amendment is effective for the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of the implementation of this amendment on its consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance of ASC 985-605. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2009-13 and ASU 2009-14 may have on its consolidated financial statements.

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

Interest Rate Sensitivity

As of September 30, 2009, the Company maintained cash equivalents and short-term investments of $119.0 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be less than $0.1 million.

As of September 30, 2009, the Company had $2.4 million of variable rate debt on which the interest rate is reset every three months, $8.9 million of variable rate debt on which the interest rate is reset every six months and $20.1 million of fixed rate debt. Maturities of this debt are as follows: $19.0 million is due in 2010, $1.5 million is due in 2011, $0.7 million is due in 2012, $7.6 million is due in 2013, $0.3 million is due in 2014 and $2.3 million is due in 2015. A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

Additionally, the Company has entered into an interest rate swap agreement of total notional amount of Euro 4.0 million (equivalent to $5.9 million based on the exchange rate at September 30, 2009) to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2009, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.3 million and Japanese yen forward exchange options with notional amount of $0.1 million. The gains or losses resulting from a 10% change in currency exchange rates would be approximately less than $0.1 and $0.1 million, respectively.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the consolidated financial statements. No supplementary financial information is required to be presented pursuant to Item 302(a) of Regulation S-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of the Company’s chief executive officer and chief financial officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part IV, Item 15 of this Form 10-K, sets forth the report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of the Company’s internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2009. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2009, the end of its fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

The Company’s management does not expect that the internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the Company have been or will be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Stockholders to be held in March 2010, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Stockholders to be held in March 2010, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2009:

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

The remaining information required by this is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Stockholders to be held in March 2010, and is incorporated by reference herein.

* Does not included 12,000 shares that were issued as the annual grants of shares of common stock to outside Board of Directors

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, and “Certain Relationships and Related Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Stockholders to be held in March 2010, and is incorporated by reference herein.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease upon two-year notice. The Company paid expenses, mainly for rental expenses, $0.9 million, $1 million and $0.7 million, to Mr. Baasel during fiscal years 2009, 2008, and 2007, respectively.

The Company believes that all transactions noted above, have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2009 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2004, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants” in the definitive form of the Company’s Proxy Statement to be filed in connection with the Company’s 2010 Annual Meeting of Stockholders to be held in March 2010, is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1.	Consolidated Financial Statements

The following financial statements are filed as part of this 10-K:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets as of September 30, 2009, and 2008	F-3

		Consolidated Statements of Operations for the years ended September 30, 2009, 2008, and 2007	F-4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2009, 2008, and 2007	F-5

		Consolidated Statements of Cash flows for the years ended September 30, 2009, 2008, and 2007	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts	F-32

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

	3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

3.2	By-Laws of the Company (**)

4.1	Form of Rights Agreement (*)

10.1	Form of Sale and Transfer Agreement between Siemens Aktiengesellschaft and Rofin-Sinar Technologies Inc. (*)

10.2	Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-Sinar Technologies Inc. (*)

10.3	Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar, Inc., Siemens Corporation, and Siemens Power Corporation (*)

10.4	Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5	Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation, Rofin-Sinar Laser GmbH, and Marubeni Corporation (*)

10.6	Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar Laser GmbH, Marubeni Corporation, and Nippei Toyama Corporation (*)

10.7	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin-Sinar Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin-Sinar Laser GmbH (in German, English summary provided) (*)

10.9	Lease Agreement, dated March 25, 1993, between DR Group and Rofin-Sinar, Incorporated (Concept Drive property) (*)

10.10	Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*) (a)

10.11	Form of 1996 Equity Incentive Plan (*) (a)

10.12	Form of 1996 Non-Employee Directors’ Stock Plan (*) (a)

10.13	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)

10.14	Form of Employment Agreement, dated as of September 2, 1996 among Peter Wirth, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (a)

10.15	Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*) (a)

10.16	English Translation of Acquisition Agreement, dated as of April 29, 2000, by and between Mannesmann Demag Krauss-Maffei AG and Rofin-Sinar Laser GmbH (****)

10.17	English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

EXHIBIT NUMBER	DESCRIPTION

10.18	Lease Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

10.19	2002 Equity Incentive Plan (*****) (a)

10.20	2007 Incentive Stock Plan (*******) (a)

14.1	Code of Business Ethics (******)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**)	Incorporated by reference to the exhibit filed with the Company’s Quarterly Report for the period ended March 31, 1998.

(***)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 18, 2001.

(*****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

(*******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 25, 2007.

(a)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 25, 2009	ROFIN-SINAR TECHNOLOGIES INC.

		By:	/s/ Günther Braun

Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/	Peter Wirth	Chairman of the Board	November 25, 2009

Peter Wirth

/s/	Günther Braun	President, Chief Executive Officer,	November 25, 2009
and Director
Günther Braun

/s/	Ingrid Mittelstaedt	Chief Financial Officer	November 25, 2009

Ingrid Mittelstaedt

/s/	Ralph Reins	Director	November 25, 2009

Ralph Reins

/s/	Gary Willis	Director	November 25, 2009

Gary Willis

/s/	Carl F. Baasel	Director	November 25, 2009

Carl F. Baasel

/s/	Daniel Smoke	Director	November 25, 2009

Daniel Smoke

/s/	Stephen Fantone	Director	November 25, 2009

Stephen Fantone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rofin-Sinar Technologies Inc. and Subsidiaries
Plymouth, Michigan

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15 (the “financial statement schedule”). We also have audited the Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 11, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 740, Income Taxes (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) on October 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Detroit, Michigan
November 25, 2009

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$116,128	$114,486
Short-term investments	2,856	1,985
Refundable income taxes	214	—
Accounts receivable, trade	82,890	121,557
Less allowance for doubtful accounts	(3,533)	(3,647)

Trade accounts receivable, net	79,357	117,910
Accounts receivable from related party (note 14)	625	712
Other accounts receivable	2,640	3,393
Inventories (note 3)	136,448	153,267
Prepaid expenses	2,685	3,183
Deferred income tax assets (note 11)	13,962	11,419

Total current assets	354,915	406,355
Long-term investments (note 4)	9,350	11,550
Property and equipment, at cost (note 5)	122,298	113,551
Less accumulated depreciation	(66,563)	(57,325)

Property and equipment, net	55,735	56,226
Deferred income tax assets (note 11)	14,249	4,796
Goodwill (note 6)	93,790	91,755
Intangibles, net (note 6)	11,177	11,443
Other assets	291	1,535

Total assets	$539,507	$583,660

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit and short-term borrowings (note 8)	$18,983	$54,706
Accounts payable, trade	13,146	21,176
Accounts payable to related party (note 14)	551	1,433
Income taxes payable (note 11)	—	6,316
Deferred income tax liabilities (note 11)	1,567	1,343
Accrued liabilities (note 7)	46,389	63,427

Total current liabilities	80,636	148,401
Long-term debt (note 9)	12,426	11,968
Pension obligations (note 12)	17,097	12,049
Deferred income tax liabilities (note 11)	4,643	4,549
Minority interests	3,360	2,287
Other long-term liabilities	3,011	2,148

Total liabilities	121,173	181,402
Commitments (note 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 31,749,400 shares issued at September 30, 2009 (31,726,200 shares issued at September 30, 2008)	318	317
Additional paid-in capital	196,185	189,091
Retained earnings	303,651	294,488
Accumulated other comprehensive income	38,176	38,358
Treasury shares, at cost, 2,829,581 shares	(119,996)	(119,996)

Total stockholders’ equity	418,334	402,258

Total liabilities and stockholders’ equity	$539,507	$583,660

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007
(dollars in thousands, except share and per share amounts)

	Years ended September 30,

	2009	2008	2007

Net sales	$349,579	$575,278	$479,675
Cost of goods sold	218,417	327,286	276,402

Gross profit	131,162	247,992	203,273

Selling, general and administrative expenses	87,387	103,781	86,468
Research and development expenses	31,500	41,113	27,830
Amortization expense	3,559	6,769	4,251

Income from operations	8,716	96,329	84,724

Other expense (income):
Interest income	(1,442)	(5,291)	(6,892)
Interest expense	1,751	2,331	1,864
Minority interest	340	574	1,126
Foreign currency losses (gains)	(3,544)	1,882	2,115
Miscellaneous	(2,749)	(392)	(604)

Total other expense (income), net	(5,644)	(896)	(2,391)

Income before income taxes	14,360	97,225	87,115
Income tax expense (note 11)	5,197	33,466	31,838

Net income	$9,163	$63,759	$55,277

Earnings per share (note 13):
Basic	$0.32	$2.15	$1.78
Diluted	$0.31	$2.09	$1.74

Weighted average shares used in computing earnings per share (note 13):

Basic	28,911,559	29,639,876	30,975,364

Diluted	29,193,771	30,446,319	31,806,454

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007
(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

BALANCES at September 30, 2006	30,744,400	$310	—	$167,446	$174,538	$16,146	$358,440
Comprehensive income:
Fair value of interest swap agreement		—	—	—	—	39	39
Minimum pension liability		—	—	—	—	479	479
Defined benefit pension plan:
Net gain arising during period (net of taxes $295)		—	—	—	—	722	722
Foreign currency translation adjustment		—	—	—	—	25,853	25,853
Net income		—	—	—	55,277	—	55,277

Total comprehensive income							82,370
Compensation – Retirement Benefits		—	—	—	—	(1,491)	(1,491)
Common stock issued in connection with:
Stock incentive plans	397,200	2	—	9,602	—	—	9,604

BALANCES at September 30, 2007	31,141,600	$312	—	$177,048	$229,815	$41,748	$448,923

Uncertain tax positions		—	—	—	914	—	914
Comprehensive income:
Fair value of interest swap agreement		—	—	—	—	(147)	(147)
Defined benefit pension plan:
Net gain arising during period (net of taxes of $690)		—	—	—	—	1,588	1,588
Foreign currency translation adjustment		—	—	—	—	(4,831)	(4,831)
Net income		—	—	—	63,759	—	63,759

Total comprehensive income							60,369
Common stock issued in connection with:
Stock incentive plans	584,600	5	—	12,043	—	—	12,048
Less common shares held in treasury, at cost	(2,829,581)	—	(119,996)	—	—	—	(119,996)

BALANCES at September 30, 2008	28,896,619	$317	$(119,996)	$189,091	$294,488	$38,358	$402,258

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED
YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007
(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity

BALANCES at September 30, 2008	28,896,619	$317	$(119,996)	$189,091	$294,488	$38,358	$402,258
Comprehensive income:
Fair value of interest swap agreement		—	—	—	—	(216)	(216)
Defined benefit pension plan:
Net loss arising during period (net of tax benefit of $(1,585))		—	—	—	—	(3,176)	(3,176)
Foreign currency translation adjustment		—	—	—	—	3,210	3,210
Net income		—	—	—	9,163	—	9,163

Total comprehensive income							8,981
Common stock issued in connection with:
Stock incentive plans	23,200	1	—	7,094	—	—	7,095

BALANCES at September 30, 2009	28,919,819	$318	$(119,996)	$196,185	$303,651	$38,176	$418,334

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2009, 2008, AND 2007
(dollars in thousands)

	Years ended September 30,

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,163	$63,759	$55,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,984	16,362	10,959
Issuance of restricted stock	366	439	335
Provision for doubtful accounts	1,004	730	1,582
Exchange rate (gains) losses	(171)	(1,804)	741
(Gain) loss on disposal of property and equipment	(35)	(32)	87
Stock-based compensation expenses	6,089	5,863	5,374
Deferred income taxes	(2,715)	(177)	(2,675)
Increase in minority interest	340	824	1,126
Change in operating assets and liabilities:
Accounts receivable, trade	38,041	(13,134)	(10,799)
Other accounts receivable	756	1,001	(2,423)
Inventories	21,026	(15,355)	(5,691)
Prepaid expenses and other	667	(1,346)	(2,686)
Accounts payable	(9,235)	2,040	786
Income taxes payable	(6,241)	(27,522)	15,291
Accrued liabilities and pension obligations	(16,634)	914	615

Net cash provided by operating activities	55,405	32,562	67,899

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(7,791)	(14,485)	(8,964)
Proceeds from the sale of property and equipment	531	741	381
Purchases of short-term investments	(2,335)	(128,506)	(146,794)
Sales of short-term and long-term investments	3,675	224,650	131,252
Acquisition of businesses, net of cash acquired	(12,293)	(30,153)	(5,341)

Net cash provided by (used in) investing activities	(18,213)	52,247	(29,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank	11,833	53,704	3,546
Repayments to bank	(48,024)	(29,122)	(11,486)
Purchase of treasury stock	—	(119,996)	—
Issuance of common stock	176	5,180	3,713
Excess tax benefit from stock options	464	—	—
Payments to subsidiary’s minority shareholders	—	(223)	—

Net cash used in financing activities	(35,551)	(90,457)	(4,227)

Effect of foreign currency translation on cash	1	1,676	8,857

Net increase (decrease) in cash and cash equivalents	1,642	(3,972)	43,063
Cash and cash equivalents at beginning of year	114,486	118,458	75,395

Cash and cash equivalents at end of year	$116,128	$114,486	$118,458

Cash paid during the year for interest	$1,949	$2,046	$1,601

Cash paid during the year for income taxes	$13,651	$63,118	$21,219

Non-cash investing and financing activities:

Investments of $ 11,550 that were previously recorded as short-term were reclassified to long-term in fiscal 2008.

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009, 2008, and 2007
(dollars in thousands, except per share amounts)

1.	SUMMARY OF ACCOUNTING POLICIES

Description of the Company and Business

The primary business of Rofin-Sinar Technologies Inc. (“Rofin” or “RSTI” or “the Company”) is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company’s customers are in the machine tool, automotive and semiconductor and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2009, 2008, and 2007, Rofin generated approximately 58%, 65%, and 65%, respectively, of its revenues from the sale of lasers and laser systems. For the years ended September 30, 2009, 2008, and 2007, approximately 42%, 35%, and 35%, respectively, were generated from aftermarket support for the Company’s existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc., its wholly-owned subsidiaries Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), Rofin-Baasel Canada Ltd., Dilas Diodelaser Inc., Corelase Oy, Nufern, Rofin-Sinar Technologies Europe S.L. (“RSTE”) and its 80%-owned subsidiaries Nanjing Eastern Laser Company Ltd. (“NELC”) and Nanjing Eastern Technologies Company Ltd. (“NET”). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 100% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte. Ltd., 100% of Rofin-Baasel Espana S.L. (“RBE”), 100% of Rofin-Baasel Taiwan Ltd., 100% of Rofin-Baasel Korea Co., Ltd., and 100% of Rofin-Baasel Swiss AG.

Rofin Baasel UK Ltd. owns 100% of ES Technology Ltd. (“EST”). The financial statements of EST include the consolidated accounts of Laser Service Ltd.

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation, its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, Carl Baasel Lasertechnik GmbH & Co. KG (“CBL”), its 100%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft GmbH, its 80%-owned subsidiary m2k-laser GmbH (“m2k”), and its 80%-owned subsidiary Rofin-Baasel China Co., Ltd.

CBL includes the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel, Inc., WB-PRC Laser Service GmbH, and PMB Elektronik GmbH, and its 85%-owned subsidiary H2B Photonics GmbH.

Dilas includes the consolidated accounts of its 95%-owned subsidiary Dilas Diodelaser China Company Ltd.

All intercompany balances and transactions have been eliminated in consolidation.

Acquisitions and Formation of New Entities

The Company uses the purchase method of accounting for its acquisitions with the respective results of operations included in the consolidated results from the date of acquisition.

•

On December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar UK Ltd. through RSTE under an option agreement between the Company and the former minority shareholders. This purchase resulted in goodwill of $0.2 million. Effective December 3, 2007, the Company purchased the remaining 19% of the share capital of Rofin-Sinar UK Ltd. through RSTE under this option agreement. The Company now holds 100% of the share capital of Rofin-Sinar UK Ltd. This purchase resulted in goodwill of $5.6 million.

•

Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly-owned subsidiary RSL. m2k develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. The same components can also be used for pumping solid-state lasers, which are used for material processing. Additionally the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock. Accordingly, the Company's financial statements present m2k as if it was 100%-owned. This purchase resulted in goodwill of approximately $0.6 million.

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

•

Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford, (UK), through its wholly-owned subsidiary Rofin-Baasel UK Ltd. EST develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service (Oxford) Ltd. This purchase resulted in goodwill of approximately $0.7 million.

•

Effective May 14, 2007, the Company purchased an additional 45% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary Carl Baasel Lasertechnik GmbH. The Company currently holds 85% of the share capital of H2B Photonics GmbH. This purchase resulted in goodwill of approximately $0.1 million.

•

Effective January 24, 2008, the Company purchased Nufern, one of the world’s largest independent manufacturers of specialty fibers and fiber laser modules serving a wide range of industries, as a wholly-owned subsidiary of Rofin-Sinar Technologies Inc. During fiscal year 2009, the Company settled an earn-out agreement with the former Nufern owners for an aggregate of $5.0 million and finalized its valuation of the identified intangible assets related to this acquisition. As a result, a total adjustment amounting to a net decrease of $3.7 million was made to the amount of goodwill recorded. This purchase resulted in final goodwill of $2.9 million.

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

•

Effective March 11, 2009, the Company made the final payment for the outstanding earn-out, and acquired the remaining 10% of share capital of Optoskand AB through its wholly-owned subsidiary Rofin-Sinar Laser GmbH under an option agreement. This purchase resulted in additional goodwill of $0.7 million.

•

Effective April 9, 2009, the Company acquired 80% of the equity of China-based Nanjing Eastern Laser Company Ltd. (NELC) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment. This purchase resulted in a preliminary goodwill calculation of approximately $4.3 million.

None of these acquisitions were material for the purpose of proforma presentation.

Fair Value

The Company’s cash, investments, accounts receivable, other assets, accounts payable, accrued liabilities, notes payable, interest rate swaps and other liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s notes payable are at variable interest rates that approximate market. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied.

Assets and liabilities recorded at fair value in our balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

•	Level 1 - Unadjusted observable quoted prices for identical instruments in active markets.

•

Level 2 - Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 - Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Cash Equivalents

Cash equivalents consist of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first-in, first-out and weighted average cost methods.

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

Useful Lives

Buildings	40 Years
Technical machinery and equipment	3-10 Years
Furniture and fixtures	3-10 Years
Computers and software	3-4 Years
Leasehold improvements	Term of lease

Total depreciation expense for the years ended September 30, 2009, 2008, and 2007 amounted to $9.4 million, $9.6 million and $6.7 million, respectively.

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

Goodwill is required to be tested on an annual basis for potential impairment at the reporting unit level. A reporting unit is defined as the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from other activities, operations, and assets of the entity. A reporting unit can be no higher than an operating segment and would generally be lower than that level of reporting. The Company manages its business under one operating and reportable segment, and has one reporting unit.

In testing for impairment, the fair value of the reporting unit, that is determined based on market data, is compared to its carrying amount. If the carrying value is below the fair value assessment, there will be no impairment loss. If the fair value is below the carrying value, then the Company is required to perform an additional test to determine the implied fair value of the goodwill.

The Company performed its annual goodwill impairment testing as of September 30th and determined that the fair value of its reporting unit exceeds its carrying value and accordingly, the second step of the impairment test was not required to be performed.

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

Sales to end-user customers and resellers typically do not have customer acceptance provisions and only certain of the original equipment manufacturer (“OEM”) customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at a Company site or by the customer’s acceptance of the results of a testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs. The Company records revenues net of volume discount rebates that certain OEM-customers earn, based on sales levels, pursuant to contractual agreements.

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

The Company recognizes certain tax liabilities for anticipated tax audit findings in the U.S. and other tax jurisdictions based on its estimate of whether, and to the extent to which additional taxes would be due. If the audit finding results in actual taxes owed more or less than what the Company anticipated, its income tax expense would increase or decrease in the period of determination.

Revenue and expenses are presented net of sales, use and value added taxes, as the case may be.

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

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options).

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, pension liability adjustments, and fair value of interest rate swap agreements, and is presented in the consolidated statements of stockholders’ equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

	September 30,

	2009	2008

Foreign currency translation adjustment	$40,597	$37,388
Defined benefit pension plans (net of tax effect of $1,263 in 2009 and $323 in 2008)	(2,362)	814
Fair value of interest swap agreements (net of tax effect of $22 in 2009 and $59 in 2008)	(59)	156

Total accumulated other comprehensive income	$38,176	$38,358

Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $1,991, $1,276, and $2,339 received for the years ended September 30, 2009, 2008, and 2007, respectively. The Company has no future obligations under such grants.

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

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2009, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.3 million and Japanese yen forward exchange options with notional amount of $0.1 million.

Operating Leases

The Company leases facilities under operating leases. Building lease agreements generally include rent escalation clauses. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Use of Estimates

Management of the Company makes a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reporting of revenues and expenses, to prepare these financial statements in conformity with generally accepted U.S. accounting principles. Significant items subject to such estimates and assumptions include the valuation allowance for receivables, inventory valuation, warranty liabilities, the valuation allowance for deferred tax assets, and assets and obligations related to employee benefits. Actual results could differ from these estimates.

Stock Incentive Plans

The Company measures share-based payments to employees, including grants of employee stock options, at fair value and expenses them in the consolidated statement of operations over the service period (generally the vesting period) of the grant. The Company only recognized compensation expense in the consolidated statements of operations beginning with the first period that the expensing requirement became effective, as allowed under the modified prospective application.

Shipping and Handling Costs

The Company accounts for shipping and handling fees and costs by recording revenue from shipping and handling fees in net sales and shipping and handling costs in cost of sales.

Stock Split

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split. The stock split was in the form of a dividend of one share of common stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. All share and per share amounts disclosed in the Consolidated Balance Sheet and Statement of Operations and Notes to the Consolidated Financial Statements have been adjusted retroactively to reflect the 2-for-1 stock split.

Recent Accounting Pronouncements Adopted

The Financial Accounting Standards Board modified the hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles in the United States (the GAAP hierarchy). The new Accounting Standards Codification (ASC) became the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles. The ASC became effective for interim and annual periods ending after September 15, 2009, and did not have an impact on the Company’s consolidated financial statements other then changing the references to authoritative accounting literature.

In May 2009, ASC Topic 855, “Subsequent Events”, was amended to require entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted the guidance for the third quarter of 2009. The adoption had no impact on our consolidated financial statements, besides the additional disclosure.

In April 2009, ASC Topic 320 “Investments – Debt and Equity Securities”, was amended, to change the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under this amendment, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, ASC Topics 220 “Comprehensive Income”, and Topic 225 “Income Statement” were amended to change the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. The Company adopted these Topic changes as of June 30, 2009, and did not have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2009, ASC Topic 820 “Fair Value Measurements and Disclosures”, was amended to provide application guidance addressing the determination of (a) when a market for an asset or a liability is active or inactive and (b) when a particular transaction is distressed. This Topic became effective June 30, 2009, and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, ASC Topic 825, “Financial Instruments”, was amended to require entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. This Topic became effective for interim and annual periods ending after June 15, 2009, and did not have an impact on the Company’s consolidated financial statements.

In March 2008, ASC Topic 815, “Derivatives and Hedging”, was amended to require additional disclosures related to the use of derivative instruments, the accounting for derivatives and the financial statement impact of derivatives. This Topic was effective for fiscal years and interim periods beginning after November 15, 2008. This Topic became effective January 1, 2009 and did not have an impact on the Company’s consolidated financial statements.

In February 2008, ASC Topic 820 “Fair Value Measurements and Disclosures”, was amended to exclude from its scope lease accounting and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement. This Topic became effective for the quarter ending December 31, 2008, and did not have a material impact on the Company’s consolidated financial statements.

In February 2007, ASC Topic 825, “Financial Instruments”, was amended to permit entities to choose to measure many financial instruments at fair value, and certain other opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. This Topic was effective for fiscal years beginning after November 15, 2007. The adoption this Topic did not have a material impact on our consolidated financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2009

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”. The objective of this statement is to improve financial reporting by enterprises involved with variable interest entities. This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, “Accounting for Transfers of Financial Assets”, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2008, ASC Topic 260, “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment will require certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. The Company is in the process of evaluating the impact that the adoption of this amendment may have on its consolidated financial statements and related disclosures.

In February 2008, ASC Topic 820, “Fair Value Measurements and Disclosures”, was amended to defer the effective date of fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually), to the Company’s first quarter of fiscal year 2010. The Company is currently evaluating the impact that the adoption of this amendment will have on its consolidated financial statements.

In December 2007, ASC Topic 805, “Business Combinations”, was amended to retain the fundamental requirements of the original topic requiring that the purchase method be used for all business combinations. Topic 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, this amendment requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. This amendment is effective for the Company’s business combinations for which the acquisition date is on or after October 1, 2009.

In December 2007, ASC Topic 810, “Consolidation”, was amended to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This amendment establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. This amendment is effective for the Company’s fiscal year beginning October 1, 2009. The Company is currently evaluating the impact of the implementation of this amendment on its consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance of ASC 985-605. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2009-13 and ASU 2009-14 may have on its consolidated financial statements.

2.	FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, are classified on the valuation hierarchy in the table below:

	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$116,128	$116,128	$—	$—
Short-term investments	2,856	2,856	—	—
Derivatives	(83)	—	(83)	—
Non – current auction rate securities	9,350	—	—	9,350

Total assets at fair value	$128,251	$118,984	$(83)	$9,350

The changes in the fair value measurement of investments using significant unobservable inputs (level 3) for the year ended September 30, 2009, are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

September 30, 2008	$11,550
Settlements	(2,200)

September 30, 2009	$9,350

3.	INVENTORIES

Inventories are summarized as follows:

	September 30,

	2009	2008

Finished goods	$18,078	$23,844
Work in progress	29,266	31,224
Raw materials and supplies	46,699	53,857
Demo inventory	16,030	16,868
Service parts	26,375	27,474

Total inventories	$136,448	$153,267

4.	LONG-TERM INVESTMENTS

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $9.4 million at September 30, 2009. All sales were settled, for cash, at par value. At September 30, 2009, the Company held five individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company’s total liquidity. The Company used a discounted cash flow model to determine the fair market value of these investments at September 30, 2009. This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods. As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet. See footnote 20 “Subsequent Events” regarding the sale of additional auction rate securities subsequent to September 30, 2009.

5.	PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,

	2009	2008

Buildings	$36,152	$35,283
Technical machinery and equipment	37,410	33,088
Construction in progress	1,759	3,083
Furniture and fixtures	21,916	19,981
Computers and software	8,370	8,395
Leasehold improvements	16,691	13,721

Total property and equipment, at cost	$122,298	$113,551

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2009 and 2008, are as follows:

	Germany	United States	Other	Total

Balance as of September 30, 2007	$45,570	$10,218	$23,826	$79,614
Additional goodwill from acquisitions	—	6,611	5,144	11,755
Currency exchange difference	449	33	(96)	386

Balance as of September 30, 2008	$46,019	$16,862	$28,874	$91,755

Additional goodwill from acquisitions	—	5,045	5,087	10,132
Adjustment to goodwill from final purchase price allocation	—	(8,740)	—	(8,740)
Currency exchange difference	976	73	(406)	643

Balance as of September 30, 2009	$46,995	$13,240	$33,555	$93,790

The carrying values of other intangible assets are as follows:

	September 30, 2009		September 30, 2008

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Patents	$10,577	$5,477	$9,821	$4,417
Customer base	17,289	15,174	14,846	13,688
Other	18,132	14,170	17,229	12,348

Total	$45,998	$34,821	$41,896	$30,453

Patents are amortized on a straight-line basis over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Amortization expense for the years ended September 30, 2009, 2008, and 2007, was $3,559, $6,769, and $4,251, respectively. At September 30, 2009, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2009, is as follows:

2010	$1,700
2011	1,500
2012	1,400
2013	1,400
2014	1,400

7.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,

	2009	2008

Employee compensation	$14,375	$23,211
Warranty reserves	8,962	12,337
Other taxes payable	108	198
Customer deposits	8,973	10,649
Other	13,971	17,032

Total accrued liabilities	$46,389	$63,427

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the years ended September 30, 2009 and 2008, is as follows:

Balance at September 30, 2007	$12,269
Additional accruals for warranties during the period	2,718
Usage during the period	(2,725)
Currency translation	75

Balance at September 30, 2008	$12,337
Additional accruals for warranties during the period	439
Usage during the period	(3,774)
Currency translation	(40)

Balance at September 30, 2009	$8,962

8.	LINES OF CREDIT

The Company maintains $25,000 in short-term lines of credit. As of September 30, 2009, $10,000 was used under these lines of credit.

In addition, the Company’s non-U.S. subsidiaries have short-term credit lines amounting to $65,990, which allow them to borrow in the applicable local currency. At September 30, 2009 and 2008, direct borrowings under these agreements totaled $8,983 and $14,706, respectively. Additionally $4,184 and $6,750 were used for bank guarantees under those lines of credit as of September 30, 2009 and 2008, respectively. The remaining unused portion of the lines of credit at September 30, 2009, was $52,823, in aggregate. Fixed interest rates vary from 1.1% to 10.8%, depending upon the country and usage of the available credit.

Furthermore, the Company also maintains credit lines specific to bank guarantees amounting to $2,933 and $3,139 as of September 30, 2009 and 2008, respectively, of which $331 and $339 was used as at 30, 2009 and 2008, respectively.

The Company has entered into an interest rate swap agreement for a total notional amount of Euro 4,000 (equivalent to $5,865 based on the exchange rate at September 30, 2009) to minimize exposure to fluctuation of interest rates on short-term variable rate debt.

9.	LONG-TERM DEBT

Carl Baasel Lasertechnik GmbH & Co. KG and Rofin-Baasel Korea, Co, Ltd, maintain additional long-term credit facilities of $7,604, which expire in 2013. Corelase Oy maintains long-term credit facilities of $1,538 which expire in 2011, $660 which expire in 2012, $314 which expire in 2014, and $2,310 which expire in 2015. As of September 30, 2009, $12,426 was borrowed under such facilities at an average interest rate of 5.2%. As of September 30, 2008, $11,968 was borrowed under such facilities at an average interest rate of 5.9%.

The Company is subject to financial covenants under some of these credit facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2009, the Company was in compliance with these covenants.

10.	COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017 (see note 14). The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2009, are:

Fiscal year ending September 30,	Total

2010	$8,683
2011	6,564
2012	4,054
2013	2,372
2014	2,112
2015 and thereafter	8,628

Rent expense charged to operations for the years ended September 30, 2009, 2008, and 2007, approximated $8,732, $8,452, and $7,432, respectively.

Purchase obligations for payments due under various types of agreements to purchase raw materials and other goods as of September 30, 2009, are:

Less than 1 Year	68,207
1 – 3 Years	15,263
3 – 5 Years	—

11.	INCOME TAXES

Significant components of the income tax provision are as follows:

	Years ended September 30,

	2009	2008	2007

Current:
United States	$306	$2,784	$3,063
Foreign	7,605	30,859	31,450

Total current	7,911	33,643	34,513

Deferred:
United States	(2,596)	(350)	(807)
Foreign	(118)	173	(1,868)

Total deferred	(2,714)	(177)	(2,675)

Total income tax expense	$5,197	$33,466	$31,838

Income (loss) before income taxes is attributable to the following geographic regions:

	Years ended September 30,

	2009	2008	2007

United States	$(11,766)	$(3,077)	$5,132
Germany	21,068	87,377	68,587
France	175	1,112	852
Italy	107	2,846	2,119
Singapore	298	2,315	2,649
United Kingdom	4,069	5,776	3,809
Japan	71	203	223
Other	338	673	3,744

Total income before income taxes	$14,360	$97,225	$87,115

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,

	2009	2008	2007

U.S. federal statutory tax rate	35%	35%	35%

Computed “expected” tax expense	$5,026	$34,029	$30,490
Difference between U.S. and foreign statutory rates	(1,594)	(5,048)	2,117
Minority interest and other permanent differences	321	1,543	652
Adjustment of valuation allowance	456	(10)	(7)
Change in statutory tax rates	(80)	276	(415)
Other	1,068	2,676	(999)

Actual tax expense	$5,197	$33,466	$31,838

Total income taxes for the years ended September 30, 2009, 2008, and 2007, were allocated as follows:

	Years ended September 30,

	2009	2008	2007

Income taxes from operations	$5,197	$33,466	$31,838
Stockholders’ equity:
Tax benefit applicable to the exercise of stock options	(464)	(567)	(174)
Tax expense applicable to the additional minimum pension obligation	—	—	316
Tax (benefit) expense applicable to defined benefit pension plan	(1,585)	690	(353)
Tax (benefit) expense applicable to the fair value of interest swap agreements	(81)	(118)	23

Total income tax	$3,067	$33,471	$31,650

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of net deferred income taxes are as follows:

	September 30,

	2009	2008

Deferred income tax assets:
Foreign
Net operating loss carryforwards	$3,966	$3,346
Pension obligations	1,039	419
Inventories	3,418	4,311
Accounts payable	213	147
Other	644	318

Total Foreign	9,280	8,541

United States:
Net operating loss carryforwards	10,423	18,760
Tax credits	1,663	1,922
Warranty reserve	375	653
Inventories	4,567	3,988
Allowance for doubtful accounts	452	380
Accrued liabilities	392	559
Pension obligations	981	287
Property & equipment	101	—
Stock-based compensation expense	1,143	804
Other	315	133

Total United States	20,412	27,486

Gross deferred income tax assets	29,692	36,027
Less: Valuation allowance	(3,318)	(20,682)

Net deferred income tax assets	$26,374	$15,345

Deferred income tax liabilities:
Foreign:
Property & equipment	(1,761)	(1,691)
Intangibles	(2,495)	(1,489)
Other	(25)	(292)

Total Foreign	(4,281)	(3,472)

United States:
Accounts receivable	(92)	—
Property & equipment	—	(488)
Intangibles	—	(352)
Non-US earnings	—	(710)

Total United States	(92)	(1,550)

Gross deferred income tax liabilities	(4,373)	(5,022)

Net deferred income tax assets	$22,001	$10,323

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,

	2009	2008

Deferred income tax assets – current	$13,962	$11,419
Deferred income tax assets – non current	14,249	4,796
Deferred income tax liabilities – current	(1,567)	(1,343)
Deferred income tax liabilities – non current	(4,643)	(4,549)

Net deferred income tax assets	$22,001	$10,323

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, as well as limitations imposed by the relevant taxing jurisdictions on the future benefits of those deductions. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, the relevant statutory and regulatory limitations, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

In its initial purchase price allocation in fiscal 2008, the Company had established a valuation allowance related to net operating loss carryforwards and tax credits at Nufern due to uncertainty regarding their ability to utilize these carryforwards and tax credits. As a result of further analysis of the statutory and regulatory limitations in fiscal 2009 at the federal level, the Company concluded that a portion of these carryforward amounts will be unavailable to the Company. These amounts have been removed from the amount of deferred income tax asset, and have likewise been removed from the related valuation allowance. Furthermore, as a result of analysis of projected future taxable income eligible to be offset by the remaining carryforwards, the Company concluded that a valuation allowance against the remaining federal carryforwards was not required. The adjustment to deferred taxes resulting from this analysis reduced the goodwill recorded as part of the Nufern purchase price allocation, and this analysis was performed as part of the finalization of the Nufern purchase price allocation in fiscal 2009.

At September 30, 2009, the Company had federal net operating tax loss carryforwards and tax credits available of $22.3 million and state net operating loss carryforwards and tax credits available of $45.1 million in the United States (which start to expire in 2028), $0.8 million in Germany, and $14.4 million in other European countries (which start to expire in 2013). As of September 30, 2009, deferred tax assets, net of valuation allowances related to these operating tax losses and tax credits, amounted to $13.1 million.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $375 million at September 30, 2009. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, they would be subject to US federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The Company adopted the amended provisions of ASC Topic, 740 “Income taxes”, in fiscal year 2008. As a result of the implementation of this amendment, the Company recorded a decrease of $0.9 million to reserves for income taxes, with a corresponding increase to retained earnings as of October 1, 2007. As of the date of adoption and after recognizing these amendments, the Company’s gross unrecognized tax benefits totaled $0.2 million.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date. During fiscal year 2009, the Company decreased the unrecognized tax benefit by $0.1 million. The decrease was due to tax developments primarily related to U.S. operations, which impacted the Company’s valuation of uncertain tax positions.

As of September 30, 2009, the Company’s gross unrecognized tax benefits totaled $ 0.6 million, which includes approximately $0.1 million of interest and penalties. Approximately $0.5 million of unrecognized tax benefits would impact the effective tax rate, if recognized. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

September 30, 2009

Unrecognized tax benefit – opening Balance	$676
Increases in tax positions for prior years	—
Increases in tax positions for current years	—
Settlements with taxing authorities	(39)

Unrecognized Tax Benefit – ending Balance	$637

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2005. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions the Company is no longer subject to income tax audits for years before 2002.

12.	EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL, RBE and RS Inc. employees. The Company’s U.S. plan began in fiscal year 1995 and is funded. Any new employees hired after January 1, 2005, are not eligible for the RSI pension plan. As is the normal practice with German companies, the German pension plan is unfunded. Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan. The Company’s Spanish plan began in fiscal year 2009 and is funded. The measurement date of the Company’s pension plans is September 30.

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

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,

	2009	2008

Change in benefit obligation:
Projected benefit obligation at beginning of year	$16,642	$18,463
Service cost	730	814
Interest cost	1,130	1,036
Actuarial (gains) losses	4,636	(3,515)
Foreign exchange rate changes	263	133
Benefits paid	(346)	(289)

Projected benefit obligation at end of year	23,055	16,642

Change in plan assets:
Fair value of plan assets at beginning of year	4,367	4,945
Actual return on plan assets	264	(813)
Employer contributions	1,150	350
Benefits paid	(122)	(115)

Fair value of plan assets at end of year	5,659	4,367

Funded status at end of year	$(17,396)*	$(12,275)*

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(17,396)	$(12,275)
Accumulated other comprehensive gain, loss (pre-tax)	3,625	(1,136)

Net amount recognized	$(13,771)	$(13,411)

*$299 and $226 relate to expected payments in the following twelve months for the Company’s unfunded non-US plans and are therefore classified in current “accrued liabilities” in the consolidated balance sheet as of September 30, 2009 and 2008, respectively.

The accumulated benefit obligation for defined benefit pension plans was $20,587 and $15,148 at September 30, 2009 and 2008, respectively.

	September 30,

	2009	2008

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	23,055	16,642
Accumulated benefit obligation	20,587	15,148
Fair value of plan assets	5,659	4,367

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost
Service Cost	$730	$814
Interest Cost	1,130	1,036
Expected return on plan assets	(389)	(424)

Net periodic benefit cost	$1,471	$1,426

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	4,761	(2,278)

Total recognized in other comprehensive income	$4,761	$(2,278)

Total recognized in net periodic benefit cost and other comprehensive income	$6,232	$(852)

The assumptions used in the valuation of the plan are as follows:

	September 30,

	2009	2008

Discount rate:
United States	5.75%	7.5%
Foreign	5.4%	6.4%
Expected return on plan assets	7.75%	8.0%
Rate of compensation increase
United States	3.0%	3.0%
Foreign	3.0%	3.0%

The Company recognizes the over (under)funded status of the defined benefit plans in the statement of financial position. The Company also recognizes, in other comprehensive income, certain gains and losses that arise during the period but are deferred under current pension accounting rules.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $527 in 2010, $674 in 2011, $730 in 2012, $731 in 2013, $808 in 2014, and $5,403 thereafter.

The Company’s pension plan asset allocations at September 30, 2009 and 2008, by asset category are as follows:

	2009		2008

	Dollar Value	Percentage	Dollar Value	Percentage

Money Market Funds	$327	6%	$779	18%
Equity Securities	2,858	51%	2,747	63%
Debt Securities	2,452	43%	—	—
Government Securities	22	0%	841	19%

Total plan assets	$5,659	100%	$4,367	100%

The Company employs a total return investment approach whereby a mix of equity, debt securities, and government securities are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by maximizing investment returns within that prudent level of risk. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Additionally, cash balances are maintained at levels adequate to meet near-term plan expenses and benefit payments. Investment risk is measured and monitored on an ongoing basis through semi-annual investment portfolio reviews.

RS Inc., RB Inc., PRC, Lee Laser, Rofin-Baasel Canada Ltd., Dilas Diodelaser Inc., and Nufern have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2009, 2008, and 2007, were $334, $559, and $527, respectively.

13.	EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,

	2009	2008	2007

Weighted number of shares for basic earnings per common share	28,911,559	29,639,876	30,975,364
Potential additional shares due to outstanding dilutive stock options	282,212	806,444	831,090

Weighted number of shares for diluted earnings per common share	29,193,771	30,446,319	31,806,454

The weighted-average diluted shares outstanding for the years ended September 30, 2009, 2008, and 2007 excludes the dilutive effect of approximately 1.8 million, 0.9 million, and 1.2 million stock options, respectively, since the impact of including these options in diluted earnings per share for these years was antidilutive.

14.	RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $1,352, $1,292, and $1,303 in fiscal years 2009, 2008, and 2007, respectively. As of September 30, 2009 and 2008, the accounts receivable with the minority shareholder in Japan amounted to $625 and $684, respectively.

The Company maintains other accounts payable to related party in China amounting $107 and in Japan amounting $30.

The Company has accrued $342 at September 30, 2009, for the option to purchase the remaining minority interests in m2k and $72 was accrued for accumulated interest on these obligations as of September 30, 2009. In fiscal 2009, the Company had expenses of $580, mainly for purchases of materials and services, to the minority shareholder of m2k.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease upon two-year notice. The Company paid expenses, mainly for rental expense of $902, $957, and $707, to Mr. Baasel during fiscal years 2009, 2008, and 2007, respectively.

The Company has accrued $143 at September 30, 2008, for the option to purchase the remaining minority interests in Optoskand AB and $151 was accrued to accumulated interest on this obligation as of September 30, 2008. In addition, the Company accrued $704 at September 30, 2008, based on an earn-out agreement with the minority shareholder of Optoskand. These amounts are included in accounts payable to related party in the accompanying consolidated balance sheet for 2008. Effective March 11, 2009, the option to purchase Optoskand has been exercised and the final payment for the earn-out has been made, and as such there are no remaining accounts payable to related party with the former minority shareholder of Optoskand.

15.	GEOGRAPHIC INFORMATION

The Company organizes its business under geographic regions that are aggregated together and managed as one segment in the global industrial laser industry.

Assets, revenues, and income before taxes, by geographic region are summarized below:

ASSETS

	September 30,

	2009	2008

North America	$181,612	$199,423
Germany	377,667	402,813
Other	210,186	207,885
Intercompany eliminations	(229,958)	(226,461)

Total assets	$539,507	$583,660

LONG-LIVED ASSETS

	September 30,

	2009	2008

North America	$12,926	$14,603
Germany	35,312	34,263
Other	7,548	7,399
Intercompany eliminations	(51)	(39)

Total long-lived assets	$55,735	$56,226

REVENUES - TOTAL BUSINESS

	Years ended September 30,

	2009	2008	2007

North America	$89,203	$146,828	$117,405
Germany	244,025	463,725	382,415
Other	131,322	181,556	161,881
Intercompany eliminations	(114,971)	(216,831)	(182,026)

	$349,579	$575,278	$479,675

INTERCOMPANY REVENUES

	Years ended September 30,

	2009	2008	2007

North America	$4,106	$4,795	$4,800
Germany	86,639	171,084	143,199
Other	24,226	40,952	34,027
Intercompany eliminations	(114,971)	(216,831)	(182,026)

	$—	$—	$—

EXTERNAL REVENUES

	Years ended September 30,

	2009	2008	2007

North America	$85,097	$142,033	$112,605
Germany	157,386	292,640	239,216
Other	107,096	140,605	127,854

	$349,579	$575,278	$479,675

INCOME BEFORE INCOME TAXES

	Years ended September 30,

	2009	2008	2007

North America	$(11,809)	$(3,077)	$5,132
Germany	21,068	87,376	68,586
Other	5,101	12,926	13,397

	$14,360	$97,225	$87,115

16.	ENTERPRISE WIDE INFORMATION

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

	September 30,

Product Category	2009	2008	2007

	(in thousands)

Laser macro products	$140,362	$238,518	$205,772
Laser marking and micro products	168,131	279,123	231,920
Components	41,086	57,637	41,983

	$349,579	$575,278	$479,675

17.	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended

	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009

Net sales	$107.0	$75.6	$76.6	$90.4
Gross profit	42.0	27.9	26.7	34.6
Net income (loss)	7.6	1.2	(4.9)	5.3
Earnings (loss) per share – Basic	0.26	0.04	(0.17)	0.18
Earnings (loss) per share – Diluted	0.26	0.04	(0.17)	0.18

	Quarters ended

	Dec. 31, 2007	March 31, 2008	June 30, 2008	Sept. 30, 2008

Net sales	$134.7	$136.6	$149.7	$154.3
Gross profit	58.7	60.7	62.9	65.8
Net income	16.9	10.8	16.1	20.0
Earnings per share – Basic	0.55	0.36	0.55	0.69
Earnings per share – Diluted	0.53	0.35	0.54	0.68

18.	TREASURY STOCK

On November 7, 2007, the Board of Directors approved a 2-for-1 stock split and a stock buyback plan. The stock split was in the form of a dividend of one share of common stock on each outstanding share and the distribution date was December 5, 2007, for shareholders of record as of November 22, 2007. The buyback program authorized the repurchase of up to $120 million of the Company’s common stock, or approximately 10% of the shares of common stock then outstanding based on then current market prices. The share buyback program was authorized to begin November 15, 2007. The shares were repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, including the quantity, timing and price thereof. As of May 19, 2008, the Company had bought approximately 2.8 million shares of common stock, at an average price of $42.41, under the stock buyback program for a total amount of $120.0 million.

All share and per share amounts disclosed in the Consolidated Balance Sheets and Statements of Operations and Notes to the Consolidated Financial Statements have retroactively been adjusted to reflect the 2-for-1 stock split.

19.	STOCK INCENTIVE PLANS

Effective March 15, 2008, the stockholders approved the Rofin-Sinar Technologies Inc. 2007 Incentive Stock Plan (“the 2007 Incentive Plan”). The 2007 Incentive Plan supersedes the Rofin-Sinar Technologies Inc. 1996 Non-Employee Directors’ Stock Plan and the Rofin-Sinar Technologies Inc 2002 Equity Incentive Plan. Under the 2007 Incentive Plan, the Company has reserved 1,600,000 shares of common stock to provide for the grant of options to purchase common stock (“options”), grants of shares of common stock (“stock grants”), stock units, and stock appreciation rights (“SARs”) to certain eligible employees and to outside directors. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2009 or 2008, under this Plan. Non-qualified stock options were granted to officers and other key employees in fiscal years 2009 and 2008. During fiscal year 2009, outside directors each received 3,000 shares of common stock and 306,250 non-qualified stock options were granted to officers and other key employees. The terms of these issuances are the same as those described below.

Directors’ Plan

The Company had reserved 100,000 shares of common stock for the Directors’ Plan, which covered non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who was not an employee of the Company and who was elected or continued as a member of the Board of Directors was entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors’ Plan also provided that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments from the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Company records compensation expense based on the fair market value of the common stock, as determined by the closing price at the date of issuance. A total of 40,500 shares are issued and outstanding under the plan at September 30, 2009. On March 15, 2008, this Plan was superseded by the 2007 Incentive Plan, as discussed above.

Equity Incentive Plan

The Company also maintained an Equity Incentive Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares were granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plan continues through 2011. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2007. Non-qualified stock options were granted to officers and other key employees in fiscal year 2007. Options generally vest over five years and expire not later than ten years after the date on which they are granted. On March 15, 2008, this Plan was superseded by the 2007 Incentive Plan, as discussed above.

The fair value of our stock options was estimated based on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in these calculations:

	September 30,

	2009 Grants	2008 Grants	2007 Grants

Weighted average grant date fair value	$6.87	$18.51	$28.50
Expected life	5 Years	5 Years	5 Years
Volatility	50.3%	48.1%	50.0%
Risk-free interest rate	1.65%	2.36%	4.47%
Dividend yield	0%	0%	0%
Annual forfeiture rate	2%	2%	4%

For purposes of the Black Scholes model, the Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three-year period ended September 30, 2009, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)

Balance at September 30, 2006	2,635,400	$29	3/4	7.41	$40.9

Granted	600,000	$57
Exercised	(370,200)	$20
Forfeited	(41,200)	$28

Balance at September 30, 2007	2,824,000	$36	6/7	7.22	$47.1

Granted	321,250	$40	1/5
Exercised	(572,600)	$9
Forfeited	(5,350)	$26	2/5

Balance at September 30, 2008	2,567,300	$23	2/9	7.13	$19.0

Granted	306,250	$15
Exercised	(11,200)	$15	3/4
Forfeited	(5,800)	$17	2/3

Balance at September 30, 2009	2,856,550	$22	2/5	6.50	$1.6

Exercisable at September 30, 2009	1,564,100	$19	1/2	5.48	$5.5

As of September 30, 2009, there was $12.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 2.83 years. The total fair value of shares vested during the years ended September 30, 2009, 2008, and 2007, was $5.1 million, $5.3 million, and $3.9 million respectively.

	Years ended September 30,

	2009	2008	2007

Total intrinsic value of stock options exercised	$0.1	$19.0	$8.4

Cash received from stock option exercises for the years ended September 30, 2009, 2008, and 2007, was $0.2 million, $5.2 million, and $3.7 million, respectively.

20.	SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was November 25, 2009. Subsequent to September 30, 2009, the Company sold an additional $2.5 million of auction rate securities that have been classified as long-term assets in the consolidated balance sheets at par. There were no other subsequent events that required recognition or disclosure.

SCHEDULE II

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2009, 2008, and 2007
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions- Charged to Costs and Expenses	(Deductions)	Balance at End of Period

September 30, 2007	$2,656	$6	$1,582	$(1,038)	$3,206

September 30, 2008	$3,206	$43	$730	$(332)	$3,647

September 30, 2009	$3,647	$7	$1,004	$(1,125)	$3,533

Allowance for Inventory Reserve
Years ended September 30, 2009, 2008, and 2007
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions	Usage for Disposals and Scrap	Balance at End of Period

September 30, 2007	$14,387	$84	$3,975	$(3,729)	$14,717

September 30, 2008	$14,717	$450	$6,012	$(3,495)	$17,720

September 30, 2009	$17,720	—	$4,844	$(3,688)	$18,876

INDEX TO EXHIBITS

Exhibit No.	Exhibit

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm,

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1356 Certification of Chief Financial Officer