Form 10-Q
period 2009-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2010-02-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] / No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "Smaller Reporting Company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [X]
Non-accelerated filer [ ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

29,112,019 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 9, 2010.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            December 31, 2009 and September 30, 2009                 4

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2009 and 2008            6

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Three months ended December 31, 2009 and 2008            7

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2009 and 2008            9

          Notes to Condensed Consolidated Financial Statements      10

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      23

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               30

          Item 4  - Controls and Procedures                         31


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               32

          Item 1A - Risk Factors                                    32

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             32

          Item 3  - Defaults Upon Senior Securities                 32

          Item 4  - Submission of Matters to a Vote of
                    Security Holders                                33

          Item 5  - Other Information                               33

          Item 6  - Exhibits                                        33

          SIGNATURES                                                33

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)


                                                  December 31,  September 30,
                                                      2009          2009
                                                   -----------   -----------
ASSETS

Current Assets
  Cash and cash equivalents                         $ 124,466      $ 116,128
  Short-term investments                                2,377          2,856
  Accounts receivable, net of allowance for
    doubtful accounts of $3,266 and $3,533,
    respectively                                       77,444         79,357
  Inventories, net (Note 4)                           134,544        136,448
  Other current assets and prepaid expenses            21,811         20,126
                                                   -----------     ----------
    Total current assets                              360,642        354,915

Long-term investments (Note 5)                          6,350          9,350
Property and equipment, net                            53,696         55,735
Goodwill (Note 6)                                      92,252         93,790
Other intangibles, net (Note 6)                        10,326         11,177
Other assets                                           14,619         14,540
                                                   -----------     ----------
    Total assets                                    $ 537,885      $ 539,507
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit and short-term borrowings          $  18,463      $  18,983
  Accounts payable, trade                              12,987         13,146
  Accounts payable to related party                       567            551
  Accrued liabilities (Note 7)                         46,683         47,956
                                                   -----------     ----------
    Total current liabilities                          78,700         80,636

Long-term debt                                         11,875         12,426
Pension obligations                                    17,211         17,097
Other long-term liabilities                             7,392          7,654
                                                   -----------     ----------
    Total liabilities                                 115,178        117,813

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets (Unaudited), Continued
              (dollars in thousands, except per share amounts)


Stockholders' equity

  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 31,941,600 (31,749,400 at September
    30, 2009) issued                                      319            318
  Additional paid-in-capital                          200,778        196,185
  Retained earnings                                   307,235        303,651
  Accumulated other comprehensive income               30,893         38,176
  Treasury shares, at cost, 2,829,581 shares        ( 119,996)     ( 119,996)
                                                   -----------     ----------
    Total Rofin-Sinar Technologies Inc.
      stockholders' equity                            419,229        418,334
  Noncontrolling interest in subsidiaries               3,478          3,360
                                                   -----------     ----------
    Total stockholders' equity                        422,707        421,694
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 537,885      $ 539,507
                                                   ===========     ==========


























See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended December 31, 2009 and 2008
            (dollars in thousands, except per share amounts)

                                                           Three Months
                                                        Ended December 31,
                                                   --------------------------
                                                       2009          2008
                                                   ------------  ------------

Net sales                                            $  92,970    $  106,965
Cost of goods sold                                      57,099        64,220
                                                   ------------  ------------
    Gross profit                                        35,871        42,745

Selling, general, and administrative expenses           21,810        24,778
Research and development expenses                        7,719         8,462
Amortization expense                                       632           824
                                                   ------------  ------------
    Income from operations                               5,710         8,681

Other expense (income):
  Interest income                                      (   182)      (   624)
  Interest expense                                         298           662
  Foreign currency income                              (   202)      ( 2,290)
  Other income                                         (   153)        ( 170)
                                                   ------------  ------------
    Income before income taxes                           5,949        11,103

Income tax expense                                       2,247         3,353
                                                   ------------  ------------
     Net Income                                          3,702         7,750

Less: Net income attributable to the
        noncontrolling interest                            118           104
                                                   ------------  ------------
    Net income attributable to RSTI                  $   3,584    $    7,646
                                                   ============  ============

Net income available to Rofin-Sinar Technologies Inc.
       Per share of Common Stock Basic (Note 11)     $    0.12    $     0.26
       Per share of Common Stock Diluted (Note 11)   $    0.12    $     0.26
                                                   ============  ============
Weighted average shares of common stock outstanding:
    Basic                                           29,009,516    28,909,059
    Diluted                                         29,423,109    28,909,059
                                                   ============  ============

See accompanying notes to condensed consolidated financial statements


                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Three months ended December 31, 2009 and 2008
                                          (dollars in thousands)


                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 September 30, 2009      $  318  $ 196,185  $ 303,651  $  38,176    $(119,996) $  418,334    $  3,360     $  421,694
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --        --          21           --          21          --             21
  Foreign currency
    translation
    adjustment               --         --        --      (7,304)          --     ( 7,304)         --        ( 7,304)
  Net income                 --         --      3,584	          --                   3,584         118          3,702
                                                                              -------------  ----------- -------------
Total comprehensive income
    (loss)                                                                        ( 3,699)        118        ( 3,581)
Common stock issued for
  stock incentive plans       1      4,593        --	          --           --       4,594          --          4,594
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 December 31, 2009       $  319  $ 200,778  $ 307,235  $  30,893    $(119,996) $  419,229    $   3,478    $  422,707
                         ======= ========== ========== ============ ========== ============= =========== =============













                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Three months ended December 31, 2009 and 2008
                                          (dollars in thousands)



                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------

BALANCES at
 September 30, 2008      $  317  $ 189,091  $ 294,488  $  38,358    $(119,996) $  402,258     $ 2,287     $  404,545
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --         --    (   156)          --    (    156)         --       (    156)
  Foreign currency
    translation
    adjustment               --         --         --    (11,139)          --    ( 11,139)         --       ( 11,139)
  Net income                 --         --      7,646	         --           --       7,646         104          7,750
                                                                              -------------  ----------- -------------
Total comprehensive income
    (loss)                                                                       (  3,649)        104       (  3,545)
Common stock issued for
  stock incentive plans       1      2,445         --	         --           --       2,446         --           2,446
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 December 31, 2008       $  318  $ 191,536  $ 302,134  $  27,063    $(119,996) $  401,055     $ 2,391     $  403,446
                         ======= ========== ========== ============ ========== ============= =========== =============






See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2009 and 2008
                          (dollars in thousands)
                                                           Three Months
                                                         Ended December 31,
                                                     ------------------------
                                                        2009          2008
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  (Note 2)                                 $  3,702     $  7,750
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        3,100        3,107
     Stock-based compensation expenses                    1,463        1,585
     Other adjustments                                      223    (     389)
  Change in operating assets and liabilities:
     Accounts receivable, trade                             567       19,425
     Inventories                                       (    279)   (     432)
     Accounts payable                                        62    (   6,754)
     Changes in other operating assets and liabilities (  2,545)   (  14,371)
                                                     -----------  -----------
       Net cash provided by operating activities          6,293        9,921
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment           69           44
  Additions to property and equipment                  (  1,350)   (   2,932)
  Purchases of short-term investments                       -      (   1,703)
  Sales of short-term and long-term investments           3,440        1,350
  Acquisition of business, net of cash acquired             -      (   5,171)
  Prepayments on future business acquisitions               -      (   4,160)
                                                      ----------   ----------
       Net cash (used in) provided by
            investing activities                          2,159    (  12,572)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   5,279        6,331
  Repayments to banks                                  (  5,856)   (  28,103)
  Issuance of common stock                                2,868           30
  Excess tax benefit from stock options                       4          464
                                                      ----------   ----------
       Net cash (used in) provided by financing
            activities                                    2,295    (  21,278)
                                                      ----------   ----------
Effect of foreign currency translation on cash         (  2,409)   (   3,734)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents      8,338    (  27,663)
Cash and cash equivalents at beginning of period        116,128      114,486
                                                      ----------   ----------
Cash and cash equivalents at end of period             $124,466     $ 86,823
                                                      ==========   ==========
Cash paid for interest                                 $    308     $    529
Cash paid for taxes                                    $  1,778     $  6,906

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)


1.   Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2009, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009, as filed with the Securities and Exchange Commission on November 25, 2009.

Effective October 1, 2009, we began presenting gains and losses resulting from the remeasurement of foreign currency transactions as a component of other (income) expense. Prior to October 1, 2009, we included gains and losses resulting from the remeasurement of foreign currency transactions as a component of cost of sales and sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. Prior period amounts have been recast to conform to the current period presentation as follows: $0.8 million net exchange losses and $1.7 million of net exchange gains for the three months ended December 31, 2008 were reclassified to Other Income from Cost of Goods Sold and SG&A expenses, respectively.


2.   New Accounting Pronouncements

The Financial Accounting Standards Board modified the hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles in the United States (the GAAP hierarchy). The new Accounting Standards Codification
(ASC) became the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles. The ASC became effective for interim and annual periods ending after September 15, 2009, and did not have an impact on the Company's consolidated financial statements other then changing the references to authoritative accounting literature.

In June 2008, ASC Topic 260, "Earnings Per Share", was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This topic became effective October 1, 2009 and had no impact on our consolidated financial statements.

In April 2008, ASC Topic 350, "Intangibles - Goodwill and Other", was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment will require certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This topic became effective October 1, 2009 and did not have a material impact on the Company's consolidated financial statements.

In February 2008, ASC Topic 820, "Fair Value Measurements and Disclosures", was amended to defer the effective date of fair value measurements for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). The Company adopted the guidance for the first quarter of fiscal year 2010. The adoption did not have a material impact on our consolidated financial statements.

In December 2007, ASC Topic 805, "Business Combinations", was amended to retain the fundamental requirements of the original topic requiring that the purchase method be used for all business combinations. Topic 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, this amendment requires expensing of acquisition-related and restructure-related costs, measurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development related intangibles. This amendment is effective for the Company's business combinations for which the acquisition date is on or after October 1, 2009.

In December 2007, ASC Topic 810, "Consolidation", was amended to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this amendment on October 1, 2009 and have retrospectively revised the condensed consolidated financial statement presentation (including the statements of cash flows) of our noncontrolling interest accordingly.

In December 2008, the FASB amended ASC Topic 715 "Compensation - retirement benefits", new accounting guidance for employers' disclosures about postretirement benefit plan assets. This new guidance requires annual disclosure about the assets held in postretirement benefit plans, including a breakdown by the level of the assets and a reconciliation of any change in Level 3 assets during the year. It requires disclosures about investment policies and strategies, asset categories, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This new guidance is effective for annual periods ending after December 15, 2009 and we will revise our disclosures accordingly.

In June 2009, ASC Topic 810 was also amended to improve financial reporting by enterprises involved with variable interest entities. This topic addresses
(1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU 2009-13") and ASU No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU 2009-14"). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and nonsoftware components that function together to deliver the tangible product's essential functionality is no longer within the scope of the software revenue guidance of ASC 985-605. These amendments will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2009-13 and ASU 2009-14 may have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures" ("ASU 2010-06")which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently assessing the impact the adoption of ASU 2010-06 may have on its consolidated financial statements.


3.  Fair Value Measurements

ASC Topic 820 "Fair value measurement and Disclosures" establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, are classified on the valuation technique level in the table below:
                                         Fair Value Measurements
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $124,466   $124,466      $     --     $     --
Short-term investments           2,377      2,377            --           --
Derivatives                    (    46)        --       (    46)          --
Non-current auction rate
      securities (Note 5)        6,350         --            --        6,350
                              --------   ---------     ---------    ---------
Total assets at fair value    $133,147   $126,843      $(    46)    $  6,350
                              ========   =========     =========    =========

The changes in the fair value measurement using significant unobservable inputs (level 3) for the three-month period ended December 31, 2009, are as follows:

                                   Fair Value Measurements
                                Using Significant Unobservable
                                      Inputs (Level 3)
                                ------------------------------
September 30, 2009                       $   9,350
  Settlements                            (   3,000)
                                         ----------
December 31, 2009                        $   6,350
                                         ==========


4.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

                                                December 31,  September 30,
                                                    2009           2009
                                                ------------   ------------
Finished goods                                   $  19,027       $  18,078
Work in progress                                    27,984          29,266
Raw materials and supplies                          46,263          46,699
Demonstration inventory                             14,814          16,030
Service parts                                       26,456          26,375
                                                -----------     -----------
    Total inventories, net                       $ 134,544       $ 136,448
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $18,957 and $18,876 at December 31, 2009, and September 30, 2009,
respectively.

5.   Long-Term Investments

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

Through auctions completed in the first three months of fiscal year 2010, the Company reduced its holdings of auction rate securities to approximately $6.4 million at December 31, 2009. All such auctions resulted in sales, for cash, at par value. At December 31, 2009, the Company held four individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. The Company used a discounted cash flow model to determine the fair market value of these investments at September 30, 2009. This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods. As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.


6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended December 31, 2009, are as follows:

                                                 North
                                     Germany    America    Other      Total
                                    ---------- --------- ---------- ---------
Balance as of September 30, 2009    $ 46,995    $ 13,240  $ 33,555  $ 93,790
Currency translation effect        (   1,000)    (    75)  (   463) (  1,538)
                                   ----------  ---------- --------- ---------
Balance as of December 31, 2009     $ 45,995    $ 13,165  $ 33,092  $ 92,252
                                   ==========  ========== ========= =========

The carrying values of other intangible assets are as follows:

                                 December 31, 2009       September 30, 2009
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $ 10,372    $  5,673   $  10,577    $  5,477
  Customer base                   16,709      15,041      17,289      15,174
  Other                           18,320      14,360      18,132      14,170
                               ----------  ----------  ----------  ----------
  Total                         $ 45,401    $ 35,075    $ 45,998    $ 34,821
                               ==========  ==========  ==========  ==========

Amortization expense for the three-month periods ended December 31, 2009, and 2008, was $0.6 million and $0.8 million, respectively. At December 31, 2009, estimated amortization expense for the remainder of fiscal 2010 and the next five fiscal years based on the average exchange rates as of December 31, 2009, is as follows:

  2010 (remainder)                          1.6 million
  2011                                      1.9 million
  2012                                      1.7 million
  2013                                      1.7 million
  2014                                      1.7 million
  2015                                      1.4 million


7.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                December 31,   September 30,
                                                    2009           2009
                                                -----------     -----------
Employee compensation                            $ 12,078           14,375
Warranty reserve                                    8,377            8,962
Customer deposits                                  10,020            8,973
Other taxes payable                                   143              108
Other                                              16,065           15,538
                                                -----------     -----------
Total accrued liabilities                        $ 46,683         $ 47,956
                                                ===========     ===========


8.  Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date.

As of December 31, 2009, the Company's gross unrecognized tax benefits totaled $0.7 million which includes approximately $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The change in warranty reserves for the three-month periods ended December 31, 2009 and 2008, are as follows:
                                                    2009           2008
                                                ------------   ------------
Balance at September 30,                         $  8,962        $  12,337
Additional accruals for warranties
    during the period                                 209              408
Usage during the period                           (   625)         (   610)
Currency translation                              (   169)         (   339)
                                                -----------     -----------
Balance at December 31,                          $  8,377       $   11,796
                                                ===========     ===========

10.  Stock Incentive Plans

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

No options were granted in the three-month period ended December 31, 2009. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three months ended December 31, 2009, are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2009    2,856,550    $ 22 2/5       6.50
  Granted                        --      --
  Exercised              (  180,200)     15 7/8
  Cancelled                      --          --
  Forfeited                      --          --
                         -----------  -----------  -----------
Balance at
    December 31, 2009     2,676,350    $ 22 5/6       6.36      $  11.6
Exercisable at
    December 31, 2009     1,406,700    $ 19 5/6       5.30      $   8.2

As of December 31, 2009, there was $11.4 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 2.66 years.

During the three-month period ended December 31, 2009 and 2008, the following activity occurred under the plan:

                                                       (in millions)
                                                      ----------------
                                                       2009      2008
                                                      ------   -------
Total intrinsic value of stock options exercised      $ 1.4    $ 0.1


Cash received from stock option exercises for the three-month period ended December 31, 2009, was $2.87 million.


11. Earnings Per Common Share

The basic per common share (EPS) calculation is computed by dividing net income (loss) available to RSTI common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:
                                                      Three Months Ended
                                                          December 31,
                                                    ----------------------
                                                       2009        2008
                                                    ----------  ----------
Weighted average number of shares
  for BASIC earnings per common share               29,009,516  28,909,059
Potential additional shares
  due to outstanding dilutive
  stock options                                        413,594          --
                                                    ----------  ----------
Weighted average number of shares
  for DILUTED earnings per common share             29,423,110  28,909,059
                                                    ==========  ==========

The weighted average diluted shares outstanding for the three month period ended December 31, 2009 excludes the dilutive effect of approximately 1.5 million stock options, since the impact of including these options in diluted earnings per share for this period was antidilutive.

12.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2009 and 2008:

                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2009       2008
                               ----------  ----------
Service cost                   $    210    $   182
Interest cost                       315        259
Expected return on plan assets  (   115)   (   106)
Amortization of net (gain)/loss      35         -
                               ----------  ----------
Net periodic benefit cost      $    445    $   335
                               ==========  ==========


13.  Segment and Geographic Information

The Company organizes its business under geographic regions that are aggregated together and managed as one segment in the global industrial laser industry.

Assets, net sales, and income before taxes, by geographic region are summarized below:
                                              December 31,   September 30,
                                                  2009           2009
                                               ----------     ----------
      ASSETS
           North America                       $ 184,251      $ 181,612
           Germany                               375,307        377,667
           Other                                 210,069        210,186
           Intercompany eliminations           ( 231,742)     ( 229,958)
                                               ----------     ----------
                                               $ 537,885      $ 539,507
                                               ==========     ==========
      LONG-LIVED ASSETS
           North America                       $  12,542      $  12,926
           Germany                                33,868         35,312
           Other                                   7,337          7,548
           Intercompany eliminations           (      51)     (      51)
                                               ----------     ----------
                                               $  53,696      $  55,735
                                               ==========     ==========

                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2009           2008
                                               ----------     -----------
       NET SALES
           North America                       $  23,652      $  25,511
           Germany                                66,734         80,186
           Other                                  36,276         36,122
           Intercompany eliminations            ( 33,692)      ( 34,854)
                                               ----------     -----------
                                                $ 92,970      $ 106,965
                                               ==========     ===========
      INTERCOMPANY SALES
           North America                       $   1,036      $   1,392
           Germany                                25,111         27,120
           Other                                   7,545          6,342
           Intercompany eliminations            ( 33,692)      ( 34,854)
                                               ----------     -----------
                                               $      --      $      --
                                               ==========     ===========
      EXTERNAL SALES
           North America                       $  22,616      $  24,119
           Germany                                41,623         53,066
           Other                                  28,731         29,780
                                               ----------     ----------
                                                $ 92,970      $ 106,965
                                               ==========     ==========
      INCOME BEFORE INCOME TAXES
           North America                       $(  1,392)     $(  3,815)
           Germany                                 4,687         12,389
           Other                                   2,084          1,861
           Intercompany eliminations                 570            668
                                               ----------     ----------
                                               $   5,949      $  11,103
                                               ==========     ==========

14.  Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

                                                  Three Months Ended
                                                     December 31,
                                               --------------------------
                                                  2009           2008
                                               ----------     ----------
           Macro applications                  $  41,586      $  41,352
           Marking and Micro applications         41,889         54,615
           Components                              9,495         10,998
                                               ----------     ----------
                                                $ 92,970      $ 106,965
                                               ==========     ==========

15.  Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission, which was February 9, 2010. There were no subsequent events that required recognition or disclosure.

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

Through our global manufacturing, distribution and service network, we provide a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. We sell principally to end-users and original equipment manufacturers ("OEMs") (principally in the machine tool industry) that integrate our laser sources with other system components. Many of our customers are among the largest global participants in their respective industries.

During the first quarter of fiscal years 2010 and 2009 respectively, we realized approximately 45% and 39% of revenues from the sale and servicing of laser products used for macro applications, approximately 45% and 51% from the sale and servicing of laser products for marking and micro applications, and approximately 10% from the sale of components in both periods.

The macroeconomic environment which we currently face in many countries is still challenging, but more predictable compared to fiscal year 2009. We have again seen signs of an improved business climate in some regions and industries in the first quarter of fiscal year 2010. Sales and order entry, in the first quarter of fiscal year 2010, were higher than forecasted. The North American and European markets showed another slight increase in sales, while sales in the Asian markets remained at the high level we experienced in the fourth quarter of fiscal year 2009. Due to our streamlined cost structure and disciplined spending behavior we reported a net income of $3.6 million for the first quarter. Although visibility is still limited, we are seeing improved activity levels and we are cautiously optimistic about our future growth potential.

At December 31, 2009, Rofin-Sinar had 1,718 employees compared to 1,773 employees at December 31, 2008.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                       Three Months
                                     Ended December 31,
                                  ----------------------
                                     2009         2008
                                  ----------  ----------
Net sales                           100.0%        100.0%
Cost of goods sold                   61.4%         60.0%
Gross profit                         38.6%         40.0%
Selling, general and
  administrative expenses            23.5%         23.2%
Research and development expenses     8.3%          7.9%
Intangibles amortization              0.7%          0.8%
Income from operations                6.1%          8.1%
Income before income taxes            6.4%         10.4%
Net income attributable to RSTI       3.9%          7.1%

Net Sales - Net sales of $93.0 million represent a decrease of $14.0 million, or 13%, for the three months ended December 31, 2009, as compared to the corresponding period in fiscal 2009. The decrease resulted from a net sales decrease of $11.8 million, or 13%, in Europe/Asia and a decrease of $2.2 million, or 12%, in the United States, compared to the corresponding period in fiscal 2009. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $5.4 million for the three-month period ended December 31, 2009.

Net sales of laser products for macro applications for the three-month period was $41.6 million, which was comparable to the corresponding period of fiscal 2009.

Net sales of lasers for marking and micro applications decreased by 23%, to $41.9 million, for the three months ended December 31, 2009, as compared to the corresponding period in fiscal 2009. The decrease can be mainly attributed to the lower demand for our lasers for micro and marking applications principally in the solar cell and electronics industries. Revenues for the components business decreased by $1.5 million, or 14%, to $9.5 million for the three months ended December 31, 2009, which is mainly a result of the economic downturn.

Gross Profit - Our gross profit of $35.9 million for the three months ended December 31, 2009, represents a decrease of $6.9 million (16%) from the corresponding period of fiscal year 2009. As a percentage of sales, compared to the corresponding three-month period of fiscal year 2009, gross profit decreased from 40% to 39%. The decrease in our gross margins was mainly a result of the low level of business with the corresponding lower absorption of fixed costs and a higher portion of high-volume business with lower average prices. Gross profit was favorably affected by $2.1 million for the three-month period ended December 31, 2009, due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $21.8 million decreased by $3.0 million, or 12%, for the three-month period ended December 31, 2009, compared to the corresponding period of fiscal 2009. The decrease in SG&A expenses is mainly a result of lower labor, travelling, IT and marketing expenses. This was partially offset by foreign currency translation, which affected SG&A unfavorably by $1.2 million for the three-month period ended December 31, 2009, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro. As a percentage of net sales, SG&A expenses remained consistent at 23% during the reporting periods.

Research and Development - The Company's net expenses for research and development amounted to $7.7 million which represent a decrease of $0.8 million, or 9% for the three-month period ended December 31, 2009, compared to the corresponding period of fiscal 2009. Gross research and development expenses for the three-month periods ended December 31, 2009 and 2008, were $8.4 million and $8.9 million, respectively, and were reduced by $0.7 million and $0.4 million of government grants during each respective period. The decrease in R&D expenses is mainly a result of lower material and labor costs as well as higher grants partially offset by foreign currency translation, which affected R&D expenses unfavorably by $0.5 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization Expense - Amortization expense for the three-month period ended December 31, 2009 and 2008, amounted to $0.6 million and $0.8 million, respectively. This represents a decrease of $0.2 million for the three-month period when compared to the same period of fiscal year 2009, mainly due to the full amortization of a portion of intangibles resulting from former acquisitions.

Other Income/Expenses - Net other income of $0.2 million for the three-month period ended December 31, 2009, represents a decrease of $2.2 million compared to net other income of $2.4 million in the corresponding period of the prior year. The decrease in net other income is primarily attributable to net foreign currency exchange gains of $0.2 million for the three-month period ended December 31, 2009, as compared to net foreign currency exchange gains of $2.3 million for the three-month period ended December 31, 2008.

Income Tax Expense - Income tax expense of $2.2 million for the three-month period ended December 31, 2009, represents an effective tax rate of 38% compared to 30% for the corresponding period of the prior year. The higher overall effective income tax rate is primarily the result of lower taxable income generated in countries with lower tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.2 million for the three-month period ended December 31, 2009, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $3.6 million for the three-month period ended December 31, 2009, which represents a decrease of $4.1 million from the corresponding period in fiscal 2009. For the three-month period ended December 31, 2009, the basic and diluted per common share calculation equaled $0.12, respectively, based upon a weighted average of 29.0 million and 29.4 million common shares outstanding, as compared to the basic and diluted per common share calculation of $0.26, for the three-month period ended December 31, 2008, based upon a weighted average of 28.9 million common shares outstanding.


Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2009, were cash and cash equivalents of $124.5 million, short-term investments of $2.4 million, short-term credit lines of $90.5 million and long-term credit lines of $11.9 million. As of December 31, 2009, $18.5 million was outstanding under the short-term lines of credit. Additionally, $3.8 million was used for bank guarantees under these lines of credit. $11.9 million was used under the long term credit lines. In addition, the Company maintained credit lines specific to bank guarantees for $3.3 million, of which $0.3 million was used. Therefore, $71.2 million was unused and available under the Rofin's lines of credit at December 31, 2009. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At December 31, 2009, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $8.3 million during the three-month period ended December 31, 2009. Approximately $6.3 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income and noncash transactions (depreciation and stock option expense) offset by cash used in operating assets and liabilities.

Net cash provided by investing activities totaled $2.2 million for the three-month period ended December 31, 2009, and primarily related to the sale of short-term and long-term investments ($3.4 million) partially offset by various additions to property and equipment ($1.4 million).

Net cash provided by financing activities totaled $2.3 million for the three-month period ended December 31, 2009, and was primarily related to the issuance of additional common stock for the exercised stock options ($2.9 million) partially offset with current period net repayments on short-term loans with banks ($0.6 million).

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2009, and has not entered into any further material contractual obligations since that date.



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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $33.3 million at December 31, 2009, as compared to $26.3 million at December 31, 2008.

The fluctuation of the Euro and the other relevant functional currencies against the U.S. dollar has had the effect of increasing or decreasing (as applicable) reported net sales, cost of goods sold, gross margin and selling, general and administrative expenses, denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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


     Share-Based Payment

     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. ASC Topic 718, "Stock Compensation" provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.- based employees. Compensation expense related to all other employees is treated as a permanent difference for income tax purposes.

Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2009, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2009   December 31, 2009
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             125,000              57,000
Gunther Braun            6,000             610,000             402,000
Carl F. Baasel         128,000              24,000              16,000
Ralph E. Reins (1)      21,000                  --                  --
Gary K. Willis (1)      36,000                  --                  --
Daniel Smoke (1)        26,000                  --                  --
Stephan Fantone (1)     13,700                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended December 31, 2009, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The following discussion about the Company's market risk disclosures involves forward looking statements. Actual results could differ materially from those projected in the forward looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

As of December 31, 2009, the Company maintained cash equivalents and short-term investments of $126.8 million, consisting mainly of interest bearing securities and demand deposits. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by approximately less than $0.1 million.

At December 31, 2009, the Company had $1.8 million of variable rate debt on which the interest rate is reset every three months, $8.6 million of variable rate debt on which the interest rate is reset every six months, and $19.9 million of fixed rate debt. Maturities of this debt are as follows: $18.5 million is due in 2010, $2.1 million is due in 2011, $7.2 million is due in 2013, $0.3 million is due in 2014 and $2.3 million is due in 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 4.0 million (equivalent to $5.7 million based on the exchange rate at December 31, 2009) to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2009, the Company held Japanese yen forward exchange options with notional amount of Euro 0.3 million and Japanese yen forward exchange options with notional amount of less than $0.1 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to $0.1 million loss.


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

         A licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit and a response from the licensor was received in January 2009. Through additional correspondence dated March 2009, the Company and the licensor are in the process of selecting a mutually agreeable independent auditor. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.

Item 1A. Risk Factors

         For information regarding risk factors that could effect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in
         Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2009. See also, "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   February 9, 2010    /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer