Form 10-Q
period 2010-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2010-05-10
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

31,950,800 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 7, 2010.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            March 31, 2010 and September 30, 2009                    4

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2010 and 2009                                  6

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Six months ended March 31, 2010 and 2009                 7

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2010 and 2009                 9

          Notes to Condensed Consolidated Financial Statements      10

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      23

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               31

          Item 4  - Controls and Procedures                         32


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               33

          Item 1A - Risk Factors                                    33

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             33

          Item 3  - Defaults Upon Senior Securities                 33

          Item 4  - Removed and Reserved                            34

          Item 5  - Other Information                               34

          Item 6  - Exhibits                                        34

          SIGNATURES                                                34

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)


                                                    March 31,   September 30,
                                                      2010          2009
                                                   -----------   -----------
ASSETS

Current Assets
  Cash and cash equivalents                         $ 126,549      $ 116,128
  Short-term investments                                2,877          2,856
  Accounts receivable, net of allowance for
    doubtful accounts of $2,976 and $3,533,
    respectively                                       82,039         79,357
  Inventories, net (Note 4)                           131,736        136,448
  Other current assets and prepaid expenses            20,935         20,126
                                                   -----------     ----------
    Total current assets                              364,136        354,915

Long-term investments (Note 5)                          6,350          9,350
Property and equipment, net                            50,545         55,735
Goodwill (Note 6)                                      88,328         93,790
Other intangibles, net (Note 6)                         9,672         11,177
Other assets                                           14,080         14,540
                                                   -----------     ----------
    Total assets                                    $ 533,111      $ 539,507
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit and short-term borrowings          $  13,535      $  18,983
  Accounts payable, trade                              15,708         13,146
  Accounts payable to related party                       622            551
  Accrued liabilities (Note 7)                         57,741         47,956
                                                   -----------     ----------
    Total current liabilities                          87,606         80,636

Long-term debt                                         11,167         12,426
Pension obligations                                    16,273         17,097
Other long-term liabilities                             7,257          7,654
                                                   -----------     ----------
    Total liabilities                                 122,303        117,813

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets (Unaudited), Continued
              (dollars in thousands, except per share amounts)


Stockholders' equity

  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 31,945,900 (31,749,400 at September
    30, 2009) issued                                      320            318
  Additional paid-in-capital                          202,256        196,185
  Retained earnings                                   311,893        303,651
  Accumulated other comprehensive income               12,766         38,176
  Treasury shares, at cost, 2,829,581 shares        ( 119,996)     ( 119,996)
                                                   -----------     ----------
    Total Rofin-Sinar Technologies Inc.
      stockholders' equity                            407,239        418,334
  Noncontrolling interest in subsidiaries               3,569          3,360
                                                   -----------     ----------
    Total stockholders' equity                        410,808        421,694
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 533,111      $ 539,507
                                                   ===========     ==========


























See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended March 31, 2010 and 2009
            (dollars in thousands, except per share amounts)

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2010        2009        2010        2009
                               ----------  ----------  ----------  ----------
Net sales                      $  95,937   $  75,591   $ 188,907   $ 182,556
Cost of goods sold                58,728      47,656     115,827     111,876
                               ----------  ----------  ----------  ----------
    Gross profit                  37,209      27,935      73,080      70,680
Selling, general, and
    administrative expenses       23,166      20,813      44,977      45,590
Research and development expenses  7,826       7,525      15,544      15,987
Amortization expense                 546         875       1,178       1,700
                               ----------  ----------  ----------  ----------
    Income (loss) from
      operations                   5,671     ( 1,278)     11,381       7,403
Other (income) expense:
  Interest income                (   110)    (   337)   (    292)    (   961)
  Interest expense                   288         381         586       1,042
  Foreign currency income        ( 1,012)    ( 2,877)   (  1,215)    ( 5,166)
  Other (income) expense         (   352)         35    (    505)    (   135)
                               ----------  ----------  ----------  ----------
    Income before income tax       6,857       1,520      12,807      12,623
Income tax expense                 2,109         285       4,356       3,638
                               ----------  ----------  ----------  ----------
    Net Income                     4,748       1,235       8,451       8,985

Less: Net income attributable
      to the noncontrolling
      interest                        91          69         209         173
                               ----------  ----------  ----------  ----------
    Net income attributable to
         RSTI                   $  4,657    $  1,166    $  8,242    $  8,812
                               ==========  ==========  ==========  ==========

Net income available to Rofin-Sinar Technologies Inc. (Note 11)
Per share of Common Stock Basic $   0.16    $   0.04    $   0.28    $   0.31
Per share of Common Stock
    Diluted                     $   0.16    $   0.04    $   0.28    $   0.31
                               ==========  ==========  ==========  ==========

Weighted-average shares used in computing
  earnings per share (Note 12):
    Basic                      29,113,206  28,910,619  29,061,074  28,909,834
    Diluted                    29,476,355  28,910,619  29,461,817  28,909,834
                               ==========  ==========  ==========  ==========
See accompanying notes to condensed consolidated financial statements


                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Six months ended March 31, 2010 and 2009
                                          (dollars in thousands)


                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 September 30, 2009      $  318  $ 196,185  $ 303,651  $  38,176    $(119,996) $  418,334    $  3,360     $  421,694
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --        --          22           --          22          --             22
  Foreign currency
    translation
    adjustment               --         --        --     (25,432)          --     (25,432)         --        (25,432)
  Net income                 --         --      8,242	          --                   8,242         209          8,451
                                                                              -------------  ----------- -------------
Total comprehensive income
    (loss)                                                                        (17,168)        209        (16,959)
Common stock issued for
  stock incentive plans       2      6,071        --	          --           --       6,073          --          6,073
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 March 31, 2010          $  320  $ 202,256  $ 311,893  $  12,766    $(119,996) $  407,239    $   3,569    $  410,808
                         ======= ========== ========== ============ ========== ============= =========== =============













                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Six months ended March 31, 2010 and 2009
                                          (dollars in thousands)



                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------

BALANCES at
 September 30, 2008      $  317  $ 189,091  $ 294,488  $  38,358    $(119,996) $  402,258     $ 2,287     $  404,545
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --         --    (   189)          --    (    189)         --       (    189)
  Foreign currency
    translation
    adjustment               --         --         --    (26,490)          --    ( 26,490)         --       ( 26,490)
  Net income                 --         --      8,812	         --           --       8,812         173          8,985
                                                                              -------------  ----------- -------------
Total comprehensive income
    (loss)                                                                       ( 17,867)        173       ( 17,694)
Common stock issued for
  stock incentive plans       1      3,983         --	         --           --       3,984         --           3,984
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 March 31, 2009          $  318  $ 193,074  $ 303,300  $  11,679    $(119,996) $  388,375     $ 2,460     $  390,835
                         ======= ========== ========== ============ ========== ============= =========== =============






See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2010 and 2009
                          (dollars in thousands)
                                                            Six Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2010          2009
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  (Note 2)                                 $  8,451     $  8,985
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        6,029        6,225
     Stock-based compensation expenses                    2,883        3,123
     Other adjustments                                 (    935)   (   1,701)
  Change in operating assets and liabilities:
     Accounts receivable, trade                        (  7,780)      35,914
     Inventories                                       (  3,881)       5,560
     Accounts payable                                     3,423    (   6,577)
     Changes in other operating assets and liabilities   12,203    (  22,164)
                                                     -----------  -----------
       Net cash provided by operating activities         20,393       29,365
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          190           68
  Additions to property and equipment                  (  2,712)   (   4,880)
  Purchases of short-term investments                  (  3,017)   (   2,133)
  Sales of short-term and long-term investments           5,809        2,822
  Acquisition of business, net of cash acquired              --    (   5,398)
  Prepayments on future business acquisitions                --    (   4,160)
                                                      ----------   ----------
       Net cash (used in) provided by
            investing activities                            270    (  13,681)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   6,331        8,600
  Repayments to banks                                  ( 11,448)   (  31,886)
  Issuance of common stock                                2,926           30
  Excess tax benefit from stock options                       4          464
                                                      ----------   ----------
       Net cash used in financing activities           (  2,187)   (  22,792)
                                                      ----------   ----------
Effect of foreign currency translation on cash         (  8,055)   (   8,405)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents     10,421    (  15,513)
Cash and cash equivalents at beginning of period        116,128      114,486
                                                      ----------   ----------
Cash and cash equivalents at end of period             $126,549     $ 98,973
                                                      ==========   ==========
Cash paid for interest                                 $    412     $    879
Cash paid for taxes                                    $  2,240     $ 11,350

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

Effective October 1, 2009, we began presenting gains and losses resulting from the remeasurement of foreign currency transactions as a component of other (income) expense. Prior to October 1, 2009, we included gains and losses resulting from the remeasurement of foreign currency transactions as a component of cost of sales and sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. Prior period amounts have been recast to conform to the current period presentation as follows: $0.5 million net exchange losses and $1.8 million of net exchange gains for the three-month period and $2.6 million net exchange losses and $4.8 million of net exchange gains for the six-month period ended March 31, 2009, were reclassified to Other Income from Cost of Goods Sold and SG&A expenses, respectively.


2.   New Accounting Pronouncements

The Financial Accounting Standards Board modified the hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles in the United States (the GAAP hierarchy). The new Accounting Standards Codification
(ASC) became the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles. The ASC became effective for interim and annual periods ending after September 15, 2009, and did not have an impact on the Company's consolidated financial statements other than changing the references to authoritative accounting literature.

In June 2008, ASC Topic 260, "Earnings Per Share", was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This topic became effective October 1, 2009, and had no impact on our consolidated financial statements.

In April 2008, ASC Topic 350, "Intangibles - Goodwill and Other", was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment will require certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This topic became effective October 1, 2009, and did not have a material impact on the Company's consolidated financial statements.

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

In December 2007, ASC Topic 810, "Consolidation", was amended to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. We adopted this amendment on October 1, 2009, and have retrospectively revised the condensed consolidated financial statement presentation (including the statements of cash flows) of our noncontrolling interest accordingly.

In December 2008, the FASB amended ASC Topic 715 "Compensation - retirement benefits", new accounting guidance for employers' disclosures about postretirement benefit plan assets. This new guidance requires annual disclosure about the assets held in postretirement benefit plans, including a breakdown by the level of the assets and a reconciliation of any change in Level 3 assets during the year. It requires disclosures about investment policies and strategies, asset categories, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This new guidance is effective for annual periods ending after December 15, 2009, and we will revise our disclosures accordingly.

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

In January 2010, the FASB issued ASU No. 2010-06, "Fair Value Measurements and Disclosures" ("ASU 2010-06")which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company's second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 3 "Fair Value Measurements", except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently assessing the impact the adoption of level 3 disclosures of ASU 2010-06 may have on its consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, "Subsequent Events (Topic
855)" ("ASU 2010-09") which provides an update to Topic 855, "Subsequent Events". This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.


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

Our derivative financial assets and liabilities consist of interest rate swaps and currency forward contracts. The fair value measurement of derivatives is based upon Level 2 inputs consisting of observable current market data as applicable to determine market rates of similar assets and liabilities. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant.

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, are classified on the valuation technique level in the table below:
                                         Fair Value Measurements
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $126,549   $126,549      $     --     $     --
Short-term investments           2,877      2,877            --           --
Derivatives                    (    61)        --       (    61)          --
Non-current auction rate
      securities (Note 5)        6,350         --            --        6,350
                              --------   ---------     ---------    ---------
Total assets at fair value    $135,715   $129,426      $(    61)    $  6,350
                              ========   =========     =========    =========

Short-term investments consist of a certificate of deposit with a maturity date of less than 12 months.

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3) for the six-month period ended March 31, 2010, are as follows:

                                   Fair Value Measurements
                                Using Significant Unobservable
                                      Inputs (Level 3)
                                ------------------------------
September 30, 2009                       $   9,350
  Settlements                            (   3,000)
                                         ----------
March 31, 2010                           $   6,350
                                         ==========


4.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

                                                 March 31,    September 30,
                                                    2010           2009
                                                ------------   ------------
Finished goods                                   $  17,332       $  18,078
Work in progress                                    28,746          29,266
Raw materials and supplies                          43,777          46,699
Demonstration inventory                             15,710          16,030
Service parts                                       26,171          26,375
                                                -----------     -----------
    Total inventories, net                       $ 131,736       $ 136,448
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $19,113 and $18,876 at March 31, 2010, and September 30, 2009, respectively.


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

Through auctions completed in the first three months of fiscal year 2010, the Company reduced its holdings of auction rate securities to approximately $6.4 million at March 31, 2010. All such auctions resulted in sales, for cash, at par value. At March 31, 2010, the Company held four individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.


6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended March 31, 2010, are as follows:

                                                 North
                                     Germany    America    Other      Total
                                    ---------- --------- ---------- ---------
Balance as of September 30, 2009    $ 46,995    $ 13,240  $ 33,555  $ 93,790
Currency translation effect        (   3,540)    (   266)  ( 1,656) (  5,462)
                                   ----------  ---------- --------- ---------
Balance as of March 31, 2010        $ 43,455    $ 12,974  $ 31,899  $ 88,328
                                   ==========  ========== ========= =========

The carrying values of other intangible assets are as follows:

                                   March 31, 2010       September 30, 2009
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  9,976    $  5,600   $  10,577    $  5,477
  Customer base                   16,202      14,600      17,289      15,174
  Other                           17,833      14,139      18,132      14,170
                               ----------  ----------  ----------  ----------
  Total                         $ 44,011    $ 34,339    $ 45,998    $ 34,821
                               ==========  ==========  ==========  ==========

Amortization expense for the six-month periods ended March 31, 2010 and 2009, was $1.2 million and $1.7 million, respectively. At March 31, 2010, estimated amortization expense for the remainder of fiscal 2010 and the next five fiscal years based on the average exchange rates as of March 31, 2010, is as follows:

  2010 (remainder)                          1.0 million
  2011                                      1.9 million
  2012                                      1.7 million
  2013                                      1.7 million
  2014                                      1.7 million
  2015                                      1.4 million


7.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  March 31,   September 30,
                                                    2010           2009
                                                -----------     -----------
Employee compensation                            $ 13,725           14,375
Warranty reserve                                    8,820            8,962
Customer deposits                                  19,226            8,973
Other taxes payable                                   137              108
Other                                              15,833           15,538
                                                -----------     -----------
Total accrued liabilities                        $ 57,741         $ 47,956
                                                ===========     ===========


8.  Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date.

As of March 31, 2010, the Company's gross unrecognized tax benefits totaled $0.6 million which includes approximately $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The change in warranty reserves for the six-month periods ended March 31, 2010 and 2009, are as follows:
                                                    2010           2009
                                                ------------   ------------
Balance at September 30,                         $  8,962        $  12,337
Additional accruals for warranties
    during the period                               1,120              386
Usage during the period                           (   623)         ( 1,848)
Currency translation                              (   639)         (   807)
                                                -----------     -----------
Balance at March 31,                             $  8,820       $   10,068
                                                ===========     ===========

10.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2010 or 2009. Non-qualified stock options were granted to officers and other key employees in fiscal years 2010 a 2009. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in these calculations:

                                          2010          2009
                                         Grants        Grants
                                       ----------    ----------
Grant date fair value                     $10.42        $ 6.87
Expected life                            5 Years       5 Years
Volatility                                47.23%         50.3%
Risk-free interest rate                    2.52%         1.65%
Dividend yield                                0%            0%
Annual forfeiture rate                        2%            2%

317,750 shares of stock options were granted in the three-month period ended March 31, 2010. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the six months ended March 31, 2010, are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2009    2,856,550    $ 22 2/5       6.50
  Granted                   317,750      22 5/6
  Exercised              (  184,500)     15 7/8
  Cancelled                      --          --
  Forfeited              (    2,000)     27 1/3
                         -----------  -----------  -----------
Balance at
    March 31, 2010        2,987,800    $ 22 5/6       6.52      $  10.4
Exercisable at
    March 31, 2010        1,758,650    $ 21 2/5       5.48      $   7.9

As of March 31, 2010, there was $13.3 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.11 years.

During the six-month period ended March 31, 2010 and 2009, the following activity occurred under the plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2010       2009        2010        2009
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised                 --         --       $ 1.4      $  0.1


Cash received from stock option exercises for the three and six-month periods ended March 31, 2010 and 2009, was $2.93 and $0.03 million, respectively.


11. Earnings Per Common Share

The basic per common share (EPS) calculation is computed by dividing net income (loss) available to RSTI common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2010       2009       2010        2009
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for BASIC net income
  per common share             29,113,206  28,910,619  29,061,074  28,909,834
Potential additional shares
  due to outstanding dilutive
  stock options                   363,149          --     400,743          --
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for DILUTED net
  income per common share      29,476,355  28,910,619  29,461,817  28,909,834
                               ==========  ==========  ==========  ==========

The weighted average diluted shares outstanding for the three month and six-month periods ended March 31, 2010, excludes the dilutive effect of approximately 1.6 million stock options, since the impact of including these options in diluted earnings per share for this period was antidilutive.

12.  Defined Benefit Plans

Components of net periodic cost were as follows for the three and six-month periods ended March 31, 2010 and 2009:


                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2010       2009        2010        2009
                               ----------  ----------  ----------  ----------
Service cost                    $   203     $    179    $   413     $   361
Interest cost                       303          253        617         512
Expected return on plan assets  (   115)     (   106)    (  229)    (   212)
Amortization of prior
   service costs                     --           --         --          --
Amortization of net loss             35           --         70          --
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   426          326    $   871     $   661
                               ==========  ==========   =========   ========


13.  Segment and Geographic Information

The Company organizes its business under geographic regions that are aggregated together and managed as one segment in the global industrial laser industry.

Assets, net sales, and income before taxes, by geographic region are summarized below:
                                                March 31,    September 30,
                                                  2010           2009
                                               ----------     ----------
      ASSETS
           North America                       $ 188,425      $ 181,612
           Germany                               377,677        377,667
           Other                                 208,707        210,186
           Intercompany eliminations           ( 241,698)     ( 229,958)
                                               ----------     ----------
                                               $ 533,111      $ 539,507
                                               ==========     ==========
      LONG-LIVED ASSETS
           North America                       $  12,207      $  12,926
           Germany                                31,499         35,312
           Other                                   6,890          7,548
           Intercompany eliminations           (      51)     (      51)
                                               ----------     ----------
                                               $  50,545      $  55,735
                                               ==========     ==========

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2010       2009        2010        2009
                               ----------  ----------  ----------  ----------
     NET SALES
      North America            $  25,924   $  20,829   $  49,576   $  46,339
      Germany                     72,022      50,738     138,756     130,925
      Other                       33,490      30,063      69,766      66,184
      Intercompany eliminations ( 35,499)   ( 26,039)   ( 69,191)   ( 60,892)
                              ----------  ----------   ----------  ----------
                               $  95,937   $  75,591   $ 188,907   $ 182,556
                               ==========  ==========  ==========  ==========

     INTERCOMPANY SALES
      North America            $   1,275    $    919   $   2,312   $   2,310
      Germany                     26,153      19,352      51,263      46,472
      Other                        8,071       5,768      15,616      12,110
      Intercompany eliminations ( 35,499)   ( 26,039)   ( 69,191)   ( 60,892)
                              ----------  ----------   ----------  ----------
                               $      --   $      --   $      --   $      --
                               ==========  ==========  ==========  ==========

     EXTERNAL SALES
      North America            $  24,648   $  19,909    $  47,264   $  44,028
      Germany                     45,870      31,387       87,493      84,453
      Other                       25,419      24,295       54,150      54,075
                               ----------  ----------  ----------  ----------
                               $  95,937   $  75,591    $ 188,907   $ 182,556
                               ==========  ==========  ==========  ==========

    INCOME (LOSS) BEFORE INCOME TAX
      North America            $ (   887)  $(  3,786)   $ ( 2,279)  $( 7,600)
      Germany                      7,658       2,450       12,345     14,839
      Other                          698       2,510        2,782      4,371
      Intercompany eliminations  (   612)        346      (    41)     1,013
                               ----------  ----------  ----------  ----------
                               $   6,857   $   1,520    $  12,807  $  12,623
                               ==========  ==========  ==========  ==========

14.  Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2010       2009        2010        2009
                               ----------  ----------  ----------  ----------
      Macro applications       $  39,941   $  30,290    $  81,526  $  71,641
      Marking and micro
           applications           45,656      34,988       87,546     89,605
      Components                  10,340      10,313       19,835     21,310
                               ----------  ----------  ----------  ----------
                               $  95,937   $  75,591    $ 188,907  $ 182,556
                               ==========  ==========  ==========  ==========


15.  Subsequent events

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of Company's Common Stock over the next twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion.

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

During the second quarter of fiscal years 2010 and 2009, respectively, we realized approximately 41% and 40% of revenues from the sale and servicing of laser products used for macro applications, approximately 48% and 46% from the sale and servicing of laser products for marking and micro applications, and approximately 11% and 14% from the sale of components in both periods.

The macroeconomic environment is still challenging, but more predictable compared to fiscal year 2009. We continue to see signs of an improved business climate for industrial laser material processing applications. Sales and order entry have improved over prior quarters and were higher than forecasted. Second quarter order entry increased by 75% compared to the comparable period of last fiscal year mainly due to strong demand for macro products from the machine tool industry and increased order for micro and marking applications from the medical device, semiconductor and electronics industries. Due to the successful execution of our strategy to capitalize on our broad product portfolio and global presence, we reported net income of $4.7 million for the second quarter. The increased backlog and the ongoing sales activities provide a foundation for solid performance in future quarters.

At March 31, 2010, Rofin-Sinar had 1,731 employees compared to 1,723 employees at March 31, 2009.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2010       2009         2010        2009
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  61%         63%         61%         61%
Gross profit                        39%         37%         39%         39%
Selling, general and
  administrative expenses           24%         28%         24%         25%
Research and development expenses    8%         10%          8%          9%
Intangibles amortization             1%          1%          1%          1%
Income (loss) from operations        6%        (2)%          6%          4%
Income before income taxes           7%          2%          7%          7%
Net income attributable to RSTI      5%          2%          4%          5%


Net Sales - Net sales of $95.9 million and $188.9 million represent increases of $20.3 million, or 27%, and $6.3 million, or 4%, for the three and six-month periods ended March 31, 2010, as compared to the corresponding period in fiscal 2009. The increase for the three months ended March 31, 2010, resulted from a net sales increase of $20.6 million, or 35%, in Europe and Asia, and a decrease of $0.3 million, or 2%, in North America, compared to the corresponding period in fiscal 2009. The increase for the six months ended March 31, 2010, compared to the corresponding period in fiscal 2009, resulted from a net sales increase of $8.8 million, or 6%, in Europe and Asia, and a decrease of $2.4 million, or 7%, in North America. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $4.3 million and $9.7 million for the three and six-month periods ended March 31, 2010.

Net sales of laser products for macro applications increased by $9.7 million, or 32%, to $39.9 million and by $9.9 million, or 14%, to $81.5 million for the three and six-month periods ended March 31, 2010, as compared to the corresponding periods of fiscal 2009. The increase can be mainly attributed to the higher demand for our lasers for macro applications in the machine tool and automotive industry.

Net sales of lasers for marking and micro applications increased by $10.7 million, or 31%, to $45.7 million for the three-month period ended March 31, 2010, mainly due to higher revenues to the semiconductor and electronics industries. Net sales for marking and micro applications decreased by $2.0 million, or 2%, to $87.6 million for the six-month period ended March 31, 2010 as compared to the corresponding periods in fiscal 2009 mainly due to high volume orders to the solar industry in the prior fiscal period.

Revenues for the components business were stable at $10.3 million for the three-month period ended March 31, 2010 and 2009, respectively. Revenues for the six-month period ended March 31, 2010, decreased by $1.5 million, or 7%, to $19.8 million as compared to the corresponding periods in fiscal 2009 mainly due to a low demand in several industries.

Gross Profit - Our gross profit of $37.2 million and $73.1 million for the three and the six-month periods ended March 31, 2010, represents increases of $9.3 million, or 33%, and $2.4 million, or 3%, from the corresponding periods of fiscal year 2009. As a percentage of sales, gross profit increased from 37% to 39% for the three-month period ended March 31, 2010, and remained unchanged at 39% for the six-month period ended March 31, 2010, as compared to the corresponding periods in fiscal year 2009. The increase in our gross margins was mainly the result of the higher level of business with the corresponding higher absorption of fixed costs, and an increase in our service and spare parts revenue. Gross profit was favorably affected by $1.1 million and $3.1 million for the three and six-month periods ended March 31, 2010, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $23.2 million and $45.0 million for the three and six-month periods ended March 31, 2010, represent an increase of $2.4 million or 11% for the three-month period, and a decrease of $0.6 million or 1%, from the corresponding periods of fiscal 2009. The increase in SG&A expenses is mainly a result of increased trade show activity, as well as higher commissions related to the higher level of business. Additionally, SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.0 million and $2.1 million for the three and six-month periods ended March 31, 2010, respectively, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro. As a percentage of net sales, SG&A expenses decreased from 28% to 24% and from 25% to 24% for the three and six-month periods during the respective periods.

Research and Development - The Company spent net $7.8 million and $15.5 million on research and development ("R&D") during the three and six-month periods ended March 31, 2010, which represents an increase of 4% and a decrease of 3% as compared to the corresponding periods of the prior year. Gross R&D expenses for the three-month periods ended March 31, 2010 and 2009, were $8.4 million and $7.9 million, respectively, and were reduced by $0.6 million and $0.4 million of government grants during each respective period. Gross R&D expenses for the six-month periods ended March 31, 2010 and 2009, were $16.8 for each period presented, and were reduced by $1.3 million and $0.8 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.4 million and $1.0 million for the three and six-month periods ended March 31, 2010, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization expense - Amortization expense for the three and six-month periods ended March 31, 2010, amounted to $0.5 million and $1.2 million, respectively. This represents a decrease of $0.3 million for the three-month period and of $0.5 million for the six-month period when compared to the same periods of fiscal year 2009, mainly due to the full amortization of a portion of intangibles from a former acquisition.

Other Income/Expenses - Net other income of $1.2 million for the three-month period ended March 31, 2010, represents a decrease of $1.6 million in other income compared to net other income of $2.8 million in the corresponding period of the prior year. Net other income of $1.4 million for the six-month period ended March 31, 2010, represents a decrease of $3.8 million in net other income compared to net other expenses of $5.2 million the corresponding period of the prior year. Net interest expense, within this category, includes $0.1 million of interest income offset by $0.3 million of interest expense for the three months ended March 31, 2010, and $0.3 million of interest income offset by $0.6 million of interest expense for the six months ended March 31, 2010. The decrease in net other income in the three and six-month periods ended March 31, 2010, is primarily attributable to lower exchange gains compared to the corresponding periods of last fiscal year.

Income Tax Expense - Income tax expense of $2.1 million and $4.4 million for the three and six-month periods ended March 31, 2010, represents an effective tax rate of 31% and 34% for the three and six-month periods, compared to 19% and 29% for the corresponding periods of the prior year. The higher overall effective income tax rate is primarily the result of lower taxable income generated in countries with lower tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.1 million and $0.3 million for the three and six-month periods ended March 31, 2010, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $4.7 million and $8.2 million for the three and six-month periods ended March 31, 2010, which represents an increase of $3.5 million and a decrease of $0.6 million for the three and six months from the corresponding periods in fiscal 2009. For the three-month period ended March 31, 2010, the basic and diluted per common share calculation equaled $0.16, respectively, based upon a weighted average of 29.1 and $29.5 million common shares outstanding, as compared to basic and diluted per common share calculation of $0.04, based upon a weighted average of 28.9 million common shares outstanding for the corresponding periods last fiscal year.


Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2010, were cash and cash equivalents of $126.5 million, short-term investments of $2.9 million, short-term credit lines of $84.1 million and long-term credit lines of $11.2 million. As of March 31, 2010, $70.5 million was available for borrowing under the short-term lines of credit. Additionally, $4.9 million was used for bank guarantees under these lines of credit. $11.2 million was used under the long term credit lines. In addition, the Company maintained credit lines specific to bank guarantees for $6.6 million, of which $0.3 million was used. Therefore, $6.3 million was unused and available under the Rofin's lines of credit at March 31, 2010. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At March 31, 2010, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $10.4 million during the six-month period ended March 31, 2010. Approximately $20.4 million in cash and cash equivalents were provided by operating activities, mainly as the result of noncash transactions (depreciation and stock-based compensation expense), changes in accrued liabilities and in accounts payable partially offset by changes in accounts receivable and in inventories.

Net cash provided by investing activities totaled $0.3 million for the six-month period ended March 31, 2010, and primarily related to the sale of short-term and long-term investments ($5.8 million) partially offset by purchase of short-term investments ($3.0 million) and various additions to property and equipment ($2.7 million).

Net cash used in financing activities totaled $2.2 million for the six-month period ended March 31, 2010, and was primarily related to current period net repayments on short-term loans with banks ($5.1 million) partially offset with the issuance of common stock ($2.9 million).

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

Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 68% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swiss francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders' equity had the effect of increasing total equity by $15.1 million at March 31, 2010, as compared to $11.0 million at March 31, 2009.



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


     Share-Based Payment

     Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. ASC Topic 718, "Stock Compensation" provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.-based employees. Compensation expense related to all other employees is treated as a permanent difference for income tax purposes.

Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2010, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          March 31, 2010       March 31, 2010
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             125,000              98,000
Gunther Braun            6,000             660,000             478,000
Carl F. Baasel         128,000              24,000              24,000
Ralph E. Reins (1)      21,000                  --                  --
Gary K. Willis (1)      36,000                  --                  --
Daniel Smoke (1)        26,000                  --                  --
Stephan Fantone (1)     13,700                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2010, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

At March 31, 2010, the Company maintained cash equivalents and short-term investments of $129.4 million, consisting mainly of interest bearing securities and demand deposits. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At March 31, 2010, the Company had $1.7 million of variable rate debt on which the interest rate is reset every three months, $8.1 million of variable rate debt on which the interest rate is reset every six months, and $14.9 million of fixed rate debt. Maturities of this debt are as follows: $13.5 million is due in 2010, $2.0 million is due in 2011, $6.7 million is due in 2013, $0.3 million is due in 2014 and $2.1 million is due in 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 4.0 million (equivalent to $5.4 million based on the exchange rate at March 31, 2010) to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2010, the Company held Japanese yen forward exchange options with notional amount of Euro 0.9 million and Japanese yen forward exchange options with notional amount of less than $0.1 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from $0.1 million profit to $0.1 million loss.


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

Item 4.  Removed and Reserved


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:   May 10, 2010            /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer