Form 10-Q
period 2010-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2010-08-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] / No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "Smaller Reporting Company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ] Accelerated filer [X]
Non-accelerated filer [ ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

28,267,496 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 6, 2010.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            June 30, 2010 and September 30, 2009                     4

          Condensed Consolidated Statements of Operations
            Three months and nine months ended
            June 30, 2010 and 2009                                   6

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Nine months ended June 30, 2010 and 2009                 7

          Condensed Consolidated Statements of Cash Flows
            Nine months ended June 30, 2010 and 2009                 9

          Notes to Condensed Consolidated Financial Statements      10

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      23

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               31

          Item 4  - Controls and Procedures                         32


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               33

          Item 1A - Risk Factors                                    33

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             34

          Item 3  - Defaults Upon Senior Securities                 34

          Item 4  - Removed and Reserved                            34

          Item 5  - Other Information                               34

          Item 6  - Exhibits                                        34

          SIGNATURES                                                35

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)


                                                    June 30,   September 30,
                                                      2010          2009
                                                   -----------   -----------
ASSETS

Current Assets
  Cash and cash equivalents                         $ 120,683      $ 116,128
  Short-term investments                                    0          2,856
  Accounts receivable, net of allowance for
    doubtful accounts of $2,985 and $3,533,
    respectively                                       78,498         79,357
  Inventories, net (Note 4)                           132,575        136,448
  Other current assets and prepaid expenses            22,090         20,126
                                                   -----------     ----------
    Total current assets                              353,846        354,915

Long-term investments (Note 5)                          4,950          9,350
Property and equipment, net                            48,259         55,735
Goodwill (Note 6)                                      83,436         93,790
Other intangibles, net (Note 6)                         9,670         11,177
Other assets                                           13,072         14,540
                                                   -----------     ----------
    Total assets                                    $ 513,233      $ 539,507
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit and short-term borrowings          $  16,426      $  18,983
  Accounts payable, trade                              21,457         13,146
  Accounts payable to related party                       596            551
  Accrued liabilities (Note 7)                         60,916         47,956
                                                   -----------     ----------
    Total current liabilities                          99,395         80,636

Long-term debt                                         15,047         12,426
Pension obligations                                    15,768         17,097
Other long-term liabilities                             6,824          7,654
                                                   -----------     ----------
    Total liabilities                                 137,034        117,813

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets (Unaudited), Continued
              (dollars in thousands, except per share amounts)


Stockholders' equity

  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 31,950,800 (31,749,400 at September
    30, 2009) issued                                      320            318
  Additional paid-in-capital                          203,706        196,185
  Retained earnings                                   321,560        303,651
  Accumulated other comprehensive income              (13,622)        38,176
  Treasury shares, at cost, 3,683,504 shares
    (2,829,581 at September 30, 2009)(Note 10)       (139,453)     ( 119,996)
                                                   -----------     ----------
    Total Rofin-Sinar Technologies Inc.
      stockholders' equity                            372,511        418,334
  Noncontrolling interest in subsidiaries               3,688          3,360
                                                   -----------     ----------
    Total stockholders' equity                        376,199        421,694
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 513,233      $ 539,507
                                                   ===========     ==========
























See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended June 30, 2010 and 2009
            (dollars in thousands, except per share amounts)

                                    Three Months            Nine Months
                                   Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2010        2009        2010        2009
                               ----------  ----------  ----------  ----------
Net sales                      $ 110,308   $  76,565   $ 299,216   $ 259,120
Cost of goods sold                67,446      50,004     183,274     161,879
                               ----------  ----------  ----------  ----------
    Gross profit                  42,862      26,561     115,942      97,241
Selling, general, and
    administrative expenses       22,703      21,913      67,679      67,503
Research and development expenses  7,616       8,763      23,160      24,751
Amortization expense                 530         973       1,708       2,672
                               ----------  ----------  ----------  ----------
    Income (Loss) from
      operations                  12,013     ( 5,088)     23,395       2,315
Other (income) expense:
  Interest income                (   190)    (   257)   (    482)    ( 1,218)
  Interest expense                   164         315         750       1,357
  Foreign currency (income) loss ( 2,467)        581    (  3,681)    ( 4,585)
  Other income                   (   188)    (    81)   (    692)    (   216)
                               ----------  ----------  ----------  ----------
    Income (Loss) before
        income tax                14,694     ( 5,646)     27,500       6,977
Income tax expense (benefit)       4,907     (   798)      9,263       2,840
                               ----------  ----------  ----------  ----------
    Net income (loss)              9,787     ( 4,848)     18,237       4,137

Less: Net income attributable
      to the noncontrolling
      interest                       119          52         328         225
                               ----------  ----------  ----------  ----------
    Net income (loss)
      attributable to RSTI      $  9,668    $( 4,900)   $ 17,909    $  3,912
                               ==========  ==========  ==========  ==========

Net income (loss) attributable to RSTI (Note 12)
Per share of Common Stock Basic $   0.34    $ ( 0.17)   $   0.62    $   0.14
Per share of Common Stock
    Diluted                     $   0.33    $ ( 0.17)   $   0.61    $   0.14
                               ==========  ==========  ==========  ==========

Weighted-average shares used in computing
  earnings per share (Note 12):
    Basic                      28,845,983  28,911,278  28,989,113  28,910,318
    Diluted                    29,267,367  28,911,278  29,403,315  28,910,318
                               ==========  ==========  ==========  ==========
See accompanying notes to condensed consolidated financial statements


                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Nine months ended June 30, 2010 and 2009
                                          (dollars in thousands)


                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 September 30, 2009      $  318  $ 196,185  $ 303,651  $  38,176    $(119,996) $  418,334    $  3,360     $  421,694
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --        --          25           --          25          --             25
  Foreign currency
    translation
    adjustment               --         --        --     (51,823)          --     (51,823)         --        (51,823)
  Net income                 --         --     17,909	          --                  17,909         328         18,237
                                                                              -------------  ----------- -------------
Total comprehensive income
    (loss)                                                                        (33,889)        328        (33,561)
Common stock issued for
  stock incentive plans       2      7,521        --	          --           --       7,523          --          7,523
Treasury stock purchases,
  at cost                    --         --        --	          --      (19,457)    (19,457)          --       (19,457)
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 June 30, 2010           $  320  $ 203,706  $ 321,560  $ (13,622)    $(139,453) $  372,511    $  3,688     $  376,199
                         ======= ========== ========== ============ ========== ============= =========== =============











                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Nine months ended June 30, 2010 and 2009
                                          (dollars in thousands)



                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------

BALANCES at
 September 30, 2008      $  317  $ 189,091  $ 294,488  $  38,358    $(119,996) $  402,258     $ 2,287     $  404,545
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --         --    (   208)          --    (    208)         --       (    208)
  Foreign currency
    translation
    adjustment               --         --         --    ( 8,022)          --    (  8,022)         --       (  8,022)
  Net income                 --         --      3,912	         --           --       3,912         225          4,137
                                                                              -------------  ----------- -------------
Total comprehensive income
    (loss)                                                                       (  4,318)        225       (  4,093)
Acquisition of NELC                                                                               803            803
Common stock issued for
  stock incentive plans       1      5,488         --	         --           --       5,489          --          5,489
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 June 30, 2009           $  318  $ 194,579  $ 298,400  $  30,128    $(119,996) $  403,429     $ 3,315     $  406,744
                         ======= ========== ========== ============ ========== ============= =========== =============


See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Nine Months Ended June 30, 2010 and 2009
                          (dollars in thousands)
                                                           Nine Months
                                                         Ended June 30,
                                                     ------------------------
                                                        2010          2009
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  (Note 2)                                $  18,237     $  4,137
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        8,710        9,616
     Stock-based compensation expenses                    4,259        4,598
     Other adjustments                                 (  1,721)   (   1,354)
  Change in operating assets and liabilities:
     Accounts receivable, trade                        (  9,205)      44,685
     Inventories                                       ( 13,894)      14,150
     Accounts payable                                    10,313    (   8,643)
     Changes in other operating assets and liabilities   18,244    (  22,146)
                                                     -----------  -----------
       Net cash provided by operating activities         34,943       45,043
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          197          171
  Additions to property and equipment                  (  5,467)   (   5,953)
  Purchases of short-term investments                  (  2,960)   (   2,161)
  Sales of short-term and long-term investments          10,108        5,612
  Acquisition of businesses, net of cash acquired      (  1,400)   (  12,292)
                                                      ----------   ----------
       Net cash provided by (used in)
            investing activities                            478    (  14,623)
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                  28,731       11,188
  Repayments to banks                                 (  25,681)   (  37,782)
  Issuance of common stock                                3,001           61
  Excess tax benefit from stock options                       4          464
  Purchases of treasury stock                         (  19,457)          --
                                                      ----------   ----------
       Net cash used in financing activities          (  13,402)   (  26,069)
                                                      ----------   ----------
Effect of foreign currency translation on cash        (  17,464)   (   2,215)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents      4,555        2,136
Cash and cash equivalents at beginning of period        116,128      114,486
                                                      ----------   ----------
Cash and cash equivalents at end of period             $120,683     $116,622
                                                      ==========   ==========
Cash paid for interest                                 $    712     $  1,254
Cash paid for taxes                                    $  3,655     $ 12,599

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

Effective October 1, 2009, we began presenting gains and losses resulting from the remeasurement of foreign currency transactions as a component of "Other (Income) Expense". Prior to October 1, 2009, we included gains and losses resulting from the remeasurement of foreign currency transactions as a component of cost of sales and sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. Prior period amounts have been recast to conform to the current period presentation as follows: $0.1 million net exchanges gains and 1.2 million net exchange losses for the three-month period and $3.7 million net exchange losses and $4.8 million of net exchange gains for the nine-month period ended June 30, 2009, were reclassified to "Other Income" from "Cost of Goods Sold" and "SG&A" expenses, respectively.


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

In December 2008, the FASB amended ASC Topic 715 "Compensation - retirement benefits", which provides guidance for employers' disclosures about postretirement benefit plan assets. This new guidance requires annual disclosure about the assets held in postretirement benefit plans, including a breakdown by the level of the assets and a reconciliation of any change in Level 3 assets during the year. It requires disclosures about investment policies and strategies, asset categories, inputs and valuation techniques used to measure the fair value of plan assets, and significant concentrations of risk within plan assets. This new guidance is effective for annual periods ending after December 15, 2009, and we will revise our disclosures accordingly.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This topic addresses
(1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605)" ("ASU 2010-17") which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently assessing the impact the adoption of this ASU may have on its consolidated financial statements.


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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, are classified on the valuation technique level in the table below:
                                         Fair Value Measurements
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $120,683   $120,683      $     --     $     --
Derivatives                    (   138)        --       (   138)          --
Non-current auction rate
      securities (Note 5)        4,950         --            --        4,950
                              --------   ---------     ---------    ---------
Total assets at fair value    $125,495   $120,683      $(   138)    $  4,950
                              ========   =========     =========    =========


The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3) for the nine-month period ended June 30, 2010, are as follows:

                                   Fair Value Measurements
                                Using Significant Unobservable
                                      Inputs (Level 3)
                                ------------------------------
September 30, 2009                       $   9,350
  Settlements                            (   4,400)
                                         ----------
June 30, 2010                            $   4,950
                                         ==========


4.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:
                                                  June 30,    September 30,
                                                    2010           2009
                                                ------------   ------------
Finished goods                                   $  20,436       $  18,078
Work in progress                                    28,353          29,266
Raw materials and supplies                          44,672          46,699
Demonstration inventory                             14,187          16,030
Service parts                                       24,927          26,375
                                                -----------     -----------
    Total inventories, net                       $ 132,575       $ 136,448
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $18,518 and $18,876 at June 30, 2010, and September 30, 2009, respectively.


5.   Long-Term Investments

Long-term investments represent auction rate securities which are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days. The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Through auctions completed in the first nine months of fiscal year 2010, the Company reduced its holdings of auction rate securities to approximately $5.0 million at June 30, 2010. All such auctions resulted in sales, for cash, at par value. At June 30, 2010, the Company held four individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.


6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2010, are as follows:

                                                 North
                                     Germany    America    Other      Total
                                    ---------- --------- ---------- ---------
Balance as of September 30, 2009    $ 46,995    $ 13,240  $ 33,555  $ 93,790
Additions                                 --         430        --       430
Currency translation effect        (   7,198)    (   540)  ( 3,046) ( 10,784)
                                   ----------  ---------- --------- ---------
Balance as of June 30, 2010         $ 39,797    $ 13,130  $ 30,509  $ 83,436
                                   ==========  ========== ========= =========

Effective April 12, 2010 the Company, through its wholly-owned subsidiary Nufern, purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF. This purchase resulted in additional goodwill of approximately $0.4 million.

The carrying values of other intangible assets are as follows:

                                   June 30, 2010        September 30, 2009
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                       $  9,398    $  5,394   $  10,577    $  5,477
  Customer base                   15,471      13,936      17,289      15,174
  Other                           17,843      13,712      18,132      14,170
                               ----------  ----------  ----------  ----------
  Total                         $ 42,712    $ 33,042    $ 45,998    $ 34,821
                               ==========  ==========  ==========  ==========

Amortization expense for the nine-month periods ended June 30, 2010 and 2009, was $1.7 million and $2.7 million, respectively. At June 30, 2010, estimated amortization expense for the remainder of fiscal 2010 and the next five fiscal years based on the average exchange rates as of June 30, 2010, is as follows:

  2010 (remainder)                          0.5 million
  2011                                      1.9 million
  2012                                      1.9 million
  2013                                      1.9 million
  2014                                      1.7 million
  2015                                      1.4 million


7.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                  June 30,     September 30,
                                                    2010           2009
                                                -----------     -----------
Employee compensation                            $ 16,481           14,375
Warranty reserve                                    9,056            8,962
Customer deposits                                  17,755            8,973
Other taxes payable                                   115              108
Other                                              17,509           15,538
                                                -----------     -----------
Total accrued liabilities                        $ 60,916         $ 47,956
                                                ===========     ===========

8.  Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of June 30, 2010, the Company's gross unrecognized tax benefits totaled $0.6 million which includes less than $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The change in warranty reserves for the nine-month periods ended June 30, 2010 and 2009, are as follows:
                                                    2010           2009
                                                ------------   ------------
Balance at September 30,                         $  8,962        $  12,337
Additional accruals for warranties
    during the period                               3,104              736
Usage during the period                           ( 1,621)         ( 3,127)
Currency translation                              ( 1,389)         (   276)
                                                -----------     -----------
Balance at June 30,                              $  9,056       $    9,670
                                                ===========     ===========


10.  Treasury Stock

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of Company's Common Stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion. As of June 30, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.

11.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2010 or 2009. Non-qualified stock options were granted to officers and other key employees in fiscal years 2010 and 2009. Options generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

317,750 stock options were granted in the three-month period ended March 31, 2010, and no additional stock options have been granted since then. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the nine months ended June 30, 2010, are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2009    2,856,550    $ 22 2/5       6.50
  Granted                   317,750      22 5/6
  Exercised              (  189,400)     15 7/8
  Cancelled                      --          --
  Forfeited              (   19,000)     27 1/2
                         -----------  -----------  -----------
Balance at
    June 30, 2010         2,965,900    $ 22 5/6       6.27      $   8.1
Exercisable at
    June 30, 2010         1,870,750    $ 21 1/6       5.20      $   6.7

As of June 30, 2010, there was $11.9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 2.94 years.

During the nine-month period ended June 30, 2010 and 2009, the following activity occurred under the plan:
                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended       Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2010       2009        2010        2009
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised                 --         --       $ 1.4      $  0.1

Cash received from stock option exercises for the three and nine-month periods ended June 30, 2010, was $0.08 and $3.0 million, respectively.


12. Earnings Per Common Share

The basic per common share (EPS) calculation is computed by dividing net income (loss) available to RSTI common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:
                                 Three Months Ended       Nine Months Ended
                                     June 30,                June 30,
                               ----------------------  ----------------------
                                   2010       2009       2010        2009
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for BASIC net income
  per common share             28,845,983  28,911,278  28,989,113  28,910,318
Potential additional shares
  due to outstanding dilutive
  stock options                   421,384          --     414,202          --
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for DILUTED net
  income per common share      29,267,367  28,911,278  29,403,315  28,910,318
                               ==========  ==========  ==========  ==========

The weighted average diluted shares outstanding for the three month and nine-month periods ended June 30, 2010, excludes the dilutive effect of approximately 1.8 million and 1.6 million stock options, respectively, since the impact of including these options in diluted earnings per share for this period was antidilutive.

13.  Defined Benefit Plans

Components of net periodic cost were as follows for the three and nine-month periods ended June 30, 2010 and 2009:


                                 Three Months Ended       Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2010       2009        2010        2009
                               ----------  ----------  ----------  ----------
Service cost                    $   196     $    184    $   609     $   544
Interest cost                       287          262        904         775
Expected return on plan assets  (   115)     (   106)    (  344)    (   317)
Amortization of prior
   service costs                     --           --         --          --
Amortization of net loss             35           --        105          --
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   403     $    340    $ 1,274     $ 1,002
                               ==========  ==========   =========   ========


14.  Segment and Geographic Information

The Company organizes its business under geographic regions that are aggregated together and managed as one segment in the global industrial laser industry.

Assets, net sales, and income before taxes, by geographic region are summarized below:
                                                June 30,    September 30,
                                                  2010           2009
                                               ----------     ----------
      ASSETS
           North America                       $ 206,177      $ 181,612
           Germany                               335,129        377,667
           Other                                 214,536        210,186
           Intercompany eliminations           ( 242,609)     ( 229,958)
                                               ----------     ----------
                                               $ 513,233      $ 539,507
                                               ==========     ==========
      LONG-LIVED ASSETS
           North America                       $  11,947      $  12,926
           Germany                                29,626         35,312
           Other                                   6,733          7,548
           Intercompany eliminations           (      47)     (      51)
                                               ----------     ----------
                                               $  48,259      $  55,735
                                               ==========     ==========

                                 Three Months Ended       Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2010       2009        2010        2009
                               ----------  ----------  ----------  ----------
     NET SALES
      North America            $  29,559   $  21,442   $  79,135   $  67,780
      Germany                     77,920      50,082     216,677     181,007
      Other                       42,373      28,216     112,139      94,400
      Intercompany eliminations ( 39,544)   ( 23,175)   (108,735)   ( 84,067)
                              ----------  ----------   ----------  ----------
                               $ 110,308   $  76,565   $ 299,216   $ 259,120
                               ==========  ==========  ==========  ==========

     INTERCOMPANY SALES
      North America            $   2,127    $    705   $   4,439   $   3,015
      Germany                     29,144      17,238      80,407      63,710
      Other                        8,273       5,232      23,889      17,342
      Intercompany eliminations ( 39,544)   ( 23,175)   (108,735)   ( 84,067)
                              ----------  ----------   ----------  ----------
                               $      --   $      --   $      --   $      --
                               ==========  ==========  ==========  ==========

     EXTERNAL SALES
      North America            $  27,432   $  20,737    $  74,696   $  64,765
      Germany                     48,776      32,844      136,270     117,297
      Other                       34,100      22,984       88,250      77,058
                               ----------  ----------  ----------  ----------
                               $ 110,308   $  76,565    $ 299,216   $ 259,120
                               ==========  ==========  ==========  ==========

    INCOME (LOSS) BEFORE INCOME TAX
      North America            $   1,264   $(  2,123)   $ ( 1,016)  $( 9,723)
      Germany                     11,663    (  3,567)      24,008     11,272
      Other                        2,620    (    509)       5,402      3,862
      Intercompany eliminations  (   853)        553      (   894)     1,566
                               ----------  ----------  ----------  ----------
                               $  14,694   $(  5,646)   $  27,500  $   6,977
                               ==========  ==========  ==========  ==========

15.  Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

                                 Three Months Ended       Nine Months Ended
                                     June 30,                  June 30,
                               ----------------------  ----------------------
                                   2010       2009        2010        2009
                               ----------  ----------  ----------  ----------
      Macro applications       $  42,838   $  30,988   $ 124,365   $ 102,628
      Marking and micro
           applications           55,558      35,225     143,103     124,829
      Components                  11,912      10,352      31,748      31,663
                               ----------  ----------  ----------  ----------
                               $ 110,308   $  76,565   $ 299,216   $ 259,120
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

During the third quarter of fiscal years 2010 and 2009, respectively, we realized approximately 39% and 40% of revenues from the sale and servicing of laser products used for macro applications, approximately 50% and 46% from the sale and servicing of laser products for marking and micro applications, and approximately 11% and 14% from the sale of components in both periods.

The third quarter results reflect an improved macro economic climate, especially throughout the Asian markets and the excellent execution of our strategy by the worldwide team. Sales increased by 44%, order entry by 68%, and net income by 297% compared to the third quarter of last fiscal year. The high third quarter revenue was primarily driven by the machine tool industry and increased sales to the semiconductor, electronics and photovoltaic industries. The increased backlog and the ongoing sales activities provide a foundation for solid performance in future quarters.

At June 30, 2010, Rofin-Sinar had 1,761 employees compared to 1,765 employees at June 30, 2009.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months           Nine Months
                                    Ended June 30,         Ended June 30,
                               ----------------------  ----------------------
                                  2010       2009         2010        2009
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  61%         65%         61%         62%
Gross profit                        39%         35%         39%         38%
Selling, general and
  administrative expenses           21%         29%         23%         26%
Research and development expenses    7%         11%          8%         10%
Intangibles amortization             1%          1%          1%          1%
Income (Loss) from operations       11%        (7)%          8%          1%
Income (Loss) before income taxes   13%        (7)%          9%          3%
Net income (loss) attributable
  to RSTI                            9%        (6)%          6%          2%

Net Sales - Net sales of $110.3 million and $299.2 million represent increases of $33.7 million, or 44%, and $40.1 million, or 15%, for the three and nine-month periods ended June 30, 2010, as compared to the corresponding periods in fiscal 2009. The increase for the three months ended June 30, 2010, resulted from a net sales increase of $31.6 million, or 55%, in Europe and Asia, and an increase of $2.1 million, or 11%, in North America, compared to the corresponding period in fiscal 2009. The increase for the nine months ended June 30, 2010, compared to the corresponding period in fiscal 2009, resulted from a net sales increase of $40.4 million, or 20%, in Europe and Asia, and a decrease of $0.3 million, or 1%, in North America. The U.S. dollar strengthening against foreign currencies, primarily against the Euro, for the three-month period ended June 30, 2010, had an unfavorable effect on net sales of $4.0 million. For the nine-month period ended June 30, 2010, the weakening of the U.S. dollar, mainly against the Euro, had a favorable effect on net sales of $5.7 million.

Net sales of laser products for macro applications increased by $11.8 million, or 38%, to $42.8 million and by $21.8 million, or 21%, to $124.4 million for the three and nine-month periods ended June 30, 2010, as compared to the corresponding periods of fiscal 2009. The increase can be mainly attributed to the higher demand for our lasers for macro applications in the machine tool industry.

Net sales of lasers for marking and micro applications increased by $20.4 million, or 58%, to $55.6 million for the three-month period ended June 30, 2010, mainly due to higher revenues to the semiconductor, electronics and photovoltaic industries. Net sales for marking and micro applications increased by $18.3 million, or 15%, to $143.1 million for the nine-month period ended June 30, 2010, as compared to the corresponding periods in fiscal 2009, mainly due to higher sales to the semiconductor and electronics industries.

Revenues for the components business for the three-month period ended June 30, 2010 increased by $1.5 million, or 14%, to $11.9 million as compared to the corresponding period in fiscal 2009, mainly due to an overall higher demand in several industries. Revenues for the nine-month period ended June 30, 2010, were stable at approximately $31.7 million.

Gross Profit - Our gross profit of $42.9 million and $115.9 million for the three and the nine-month periods ended June 30, 2010, represent increases of $16.3 million, or 61%, and $18.7 million, or 19%, from the corresponding periods of fiscal year 2009. As a percentage of sales, gross profit increased from 35% to 39% for the three-month period ended June 30, 2010, and increased from 38% to 39% for the nine-month period ended June 30, 2010, as compared to the corresponding periods in fiscal year 2009. The increase in our gross margins was mainly the result of the higher level of business with the corresponding higher absorption of fixed costs, and an increase in our service and spare parts revenue. Additionally, the three and nine-month periods ended June 30, 2009, reflect costs associated with headcount reductions of $0.9 million and $1.0 million, respectively. Gross profit was unfavorably affected by $1.0 million for the three-month period ended June 30, 2010, due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro. For the nine-month period ended June 30, 2010, the gross profit was favorably affected by $2.2 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $22.7 million and $67.7 million for the three and nine-month periods ended June 30, 2010, respectively, represent an increase of $0.8 million or 4% for the three-month period, and an increase of $0.2 million or less than 1%, from the corresponding periods of fiscal 2009. The increase in SG&A expenses is mainly a result of increased selling and marketing activities including exhibitions as well as higher commissions related to the higher level of business. The three and nine-month periods ended June 30, 2009, also reflect costs associated with headcount reductions of $1.3 million and $1.8 million, respectively. Additionally, SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.9 million for the three-month period ended June 30, 2010, due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro. For the nine-month period ended June 30, 2010, SG&A was unfavorably affected by $1.2 million, due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro. As a percentage of net sales, SG&A expenses decreased from 29% to 21% and from 26% to 23% for the three and nine-month periods during the respective periods.

Research and Development - The Company spent net $7.6 million and $23.2 million on research and development ("R&D") during the three and nine-month periods ended June 30, 2010, respectively, which represents a decrease of 13% and a decrease of 6% as compared to the corresponding periods of the prior year. Gross R&D expenses for the three-month periods ended June 30, 2010 and 2009, were $8.1 million and $9.2 million, respectively, and were reduced by $0.5 million and $0.4 million of government grants during each respective period. Gross R&D expenses for the nine-month periods ended June 30, 2010 and 2009, were $24.9 and $26.0 million, respectively, and were reduced by $1.7 million and $1.2 million of government grants during each respective period. Additionally, the three and nine-month periods ended June 30, 2009, reflect costs associated with headcount reductions of $0.4 million and $0.5 million, respectively. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.5 million for the three-month period ended June 30, 2010, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro. For the nine-month period ended June 30, 2010, R&D was unfavorably affected by $0.5 million, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization Expense - Amortization expense for the three and nine-month periods ended June 30, 2010, amounted to $0.5 million and $1.7 million, respectively. This represents a decrease of $0.4 million for the three-month period and of $1.0 million for the nine-month period when compared to the same periods of fiscal year 2009, mainly due to the full amortization of a portion of intangibles from a former acquisition.

Other Income/Expenses - Net other income of $2.7 million for the three-month period ended June 30, 2010, represents an increase of $3.3 million in other income compared to net other expense of $0.6 million in the corresponding period of the prior year. Net other income of $4.1 million for the nine-month period ended June 30, 2010, represents a decrease of $0.6 million in net other income compared to net other income of $4.7 million in the corresponding period of the prior year. The increase in net other income in the three-month period ended June 30, 2010, is primarily attributable to higher exchange gains compared to the corresponding period of last fiscal year. For the nine-month period ended June 30, 2010, the net other income decreased mainly due to lower exchange gains compared to the corresponding period of last fiscal year.

Income Tax Expense - Income tax expense of $4.9 million and $9.3 million for the three and nine-month periods ended June 30, 2010, respectively, represents an effective tax rate of 33% and 34% for the three and nine-month periods, compared to 14% and 41% for the corresponding periods of the prior year. The overall effective tax rate is a result of improved business, which contributed to a normalized effective tax rate during fiscal year 2010. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.1 million for the three-month period ended June 30, 2010, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro. For the nine-month period ended June 30, 2010, the income tax expense was unfavorably affected by $0.2 million, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $9.7 million and $17.9 million for the three and nine-month periods ended June 30, 2010, respectively, which represents an increase of $14.6 million and $14.0 million for the three and nine months, respectively, from the corresponding periods in fiscal 2009. For the three-month period ended June 30, 2010, the diluted earnings per common share calculation equaled $0.33 and the basic earnings per common share calculation equaled $0.34, based upon a weighted average of
29.3 million basic and 28.8 million diluted common shares outstanding, as compared to basic and diluted loss per common share calculation of $0.17, based upon a weighted average of 28.9 million basic and diluted common shares outstanding for the corresponding periods last fiscal year.


Liquidity and Capital Resources

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of Company's Common Stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion. As of June 30, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.

The Company's primary sources of liquidity at June 30, 2010, were cash and cash equivalents of $120.7 million, short-term credit lines of $76.5 million and long-term credit lines of $15.0 million. As of June 30, 2010, $60.1 million was available for borrowing under the short-term lines of credit. Additionally, $4.7 million was used for bank guarantees under these lines of credit. $15.0 million was used under the long-term credit lines. In addition, the Company maintained credit lines specific to bank guarantees for $5.7 million, of which $0.3 million was used. Therefore, $5.4 million was unused and available under these lines of credit at June 30, 2010. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At June 30, 2010, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $4.6 million during the nine-month period ended June 30, 2010. Approximately $34.9 million in cash and cash equivalents were provided by operating activities, mainly as the result of the net income for the nine months ended September 30, 2009, changes in accrued liabilities and in accounts payable and non-cash transactions (depreciation and stock-based compensation expense), partially offset by changes in inventories and in accounts receivable.

Net cash provided by investing activities totaled $0.5 million for the nine-month period ended June 30, 2010, and primarily related to the sale of short-term and long-term investments ($10.1 million) partially offset by purchases of short-term investments ($3.0 million), various additions to property and equipment ($5.5 million) and the acquisition of a business ($1.4 million).

Net cash used in financing activities totaled $13.4 million for the nine-month period ended June 30, 2010, and was primarily related to the purchase of treasury stock ($19.5 million), partially offset by the net borrowings from banks ($3.0 million) and proceeds from the issuance of common stock ($3.0 million).

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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The accumulated currency translation adjustment component of stockholders' equity represented a loss of $11.3 million at June 30, 2010, as compared to a gain of $29.4 million at June 30, 2009.

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


     Share-Based Payment

     Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. ASC Topic 718, "Stock Compensation", provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.-based employees. Stock-based compensation expense related to al other employees is treated as a permanent difference for income tax purposes.

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2010, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           June 30, 2010       June 30, 2010
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             125,000              98,000
Gunther Braun            6,000             660,000             482,000
Carl F. Baasel         128,000              24,000              24,000
Ralph E. Reins (1)      21,000                  --                  --
Gary K. Willis (1)      36,000                  --                  --
Daniel Smoke (1)        26,000                  --                  --
Stephan Fantone (1)     13,700                  --                  --

(1) Outside, non-executive directors


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2010, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

At June 30, 2010, the Company maintained cash equivalents of $120.7 million, consisting mainly of interest bearing securities and demand deposits. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At June 30, 2010, the Company had $1.5 million of variable rate debt on which the interest rate is reset every three months, $7.4 million of variable rate debt on which the interest rate is reset every six months, and $22.6 million of fixed rate debt. Maturities of this debt are as follows: $14.2 million is due in fiscal year 2010, $3.5 million is due in fiscal year 2011, $0.6 million is due in fiscal year 2012, $6.1 million is due in fiscal year 2013, $0.3 million is due in fiscal year 2014 and $6.8 million is due in fiscal year 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest swap agreements of total notional amount of Euro 4.0 million (equivalent to $4.9 million based on the exchange rate at June 30, 2010), to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2010, the Company held Japanese yen forward exchange options with notional amount of Euro 0.7 million and Japanese yen forward exchange options with notional amount of $0.3 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to $0.2 million loss.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of Company's Common Stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion. As of June 30, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.


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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:  August 9, 2010           /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer