Form 10-K
period 2010-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2010-11-30
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the common stock on March 30, 2010 (the last business day of the most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market was approximately $653,218,528. For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

28,397,796 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 29, 2010.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders to be held in March 2011 are incorporated by reference herein at Part III, Items 10-14.

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

These factors include (among others):

•	downturns in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries which may have, in the future, a material adverse effect on sales and profitability of the Company;

•	the ability of the Company’s OEM-customers to incorporate its laser products into their systems;

•	the impact of exchange rate fluctuations, which may be significant because a substantial portion of the Company’s operations is located overseas;

•	the level of competition and the ability of the Company to compete in the markets for its products;

•	the Company’s ability to develop new and enhanced products to meet market demand or to adequately utilize its existing technology;

•	third party infringement of the Company’s proprietary technology or third party claims against the Company for the infringement or misappropriation of their proprietary rights;

•	competing technologies that are similar to or that serve the same uses as the Company’s technology;

•	the scope of patent protection that the Company is able to obtain or maintain;

•	the Company’s ability to efficiently manage the risks associated with its international operations; and

•	the other risks described under “ITEM 1A - Risk Factors”.

In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.	BUSINESS

COMPANY OVERVIEW AND HISTORY

Rofin-Sinar Technologies Inc. was incorporated in 1996 under the laws of the State of Delaware and is a NASDAQ listed Company. We are a leader in the design, development, engineering, manufacturing and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. In this report, the terms “Company”, “Rofin”, “RSTI”, “we”, “us”, and “our” mean Rofin-Sinar Technologies Inc., and all entities included in our consolidated financial statements.

Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer’s production process. As a technological leader in CO2 lasers, solid-state lasers, fiber lasers, and diode lasers, the Company is able to meet a broad range of its customers’ material processing requirements.

The results of the fiscal year ended September 30, 2010, reflect the overall improved macro economic climate, especially throughout the Asian markets. In additition, many of the industries that we serve, recovered faster than we expected. The heightened visibility and improved confidence in the markets point to more optimistic outlook for industrial material processing after the repercussions of the financial crisis in the last fiscal year.

According to the Industrial Laser Solutions magazine’s 2010 forecast for industry data, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) will reach approximately $1.4 billion for the year. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of approximately 20% (based on sales volume).The Company has sold more than 52,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2010, 2009, and 2008, approximately 41%, 40%, and 41%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 10%, 12%, and 10% respectively, related to sales of components, and approximately 49%, 48%, and 49%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2010, 2009, and 2008, 19%, 20%, and 25%, respectively, of the Company’s sales were in North America, 46%, 57%, and 51%, respectively, were in Europe, and 35%, 23%, and 24%, respectively, were in Asia.

Share buyback programs and stock splits

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

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company’s common stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. As of September 30, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.

Acquisitions

On December 2, 2005, the Company purchased an additional 4% of the share capital of Rofin-Sinar UK Ltd. (“RS UK”) through Rofin-Sinar Technologies Europe S.L. (“RSTE”) under an option agreement. The Company held 80% of the share capital of RS UK as a result of this purchase. This purchase resulted in goodwill of $0.5 million. On December 2, 2006, the Company purchased an additional 1% of the share capital of RS UK through RSTE under this option agreement. This purchase resulted in goodwill of $0.2 million. Finally, effective December 3, 2007, the Company purchased the remaining 19% of the share capital of RS UK through RSTE under this option agreement. The Company now holds 100% of the share capital of RS UK. This purchase resulted in goodwill of $5.6 million.

Effective October 1, 2005, the Company formed DILAS Diode Laser, Inc. in Tucson, Arizona, as a wholly-owned subsidiary of the Company’s wholly-owned subsidiary, Rofin-Sinar, Inc.

On March 23, 2006, the Company acquired 40% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary Rofin-Baasel Lasertech GmbH & Co. KG (formerly Carl Baasel Lasertechnik GmbH & Co. KG) (“CBL”). H2B Photonics GmbH specializes in the development, manufacturing and sales of laser-based systems used to cut brittle materials, such as glass, to produce perfectly cut edges. Effective May 14, 2007, the Company purchased an additional 45% of the share capital of H2B Photonics GmbH, Garbsen (Germany) through its wholly-owned subsidiary Rofin-Baasel Lasertech GmbH & Co. KG. The Company currently holds 85% of the share capital of H2B Photonics GmbH. This purchase resulted in goodwill of approximately $0.1 million.

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

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include fiber-coupled diode laser systems, continuous-wave and ultra short pulse mode-locked fiber laser systems, and components such as diode lasers for a wide range of material processing applications. The terms of the purchase include payment of deferred purchase price based on Corelase Oy achieving certain financial targets. This purchase resulted in goodwill of $6.9 million.

Effective April 05, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford (UK), through its wholly-owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service Ltd, Oxford (UK). This purchase resulted in goodwill of approximately $0.7 million.

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

In fiscal year 2008, the Company formed Dilas Diodelaser China Co., Ltd. in Nanjing (China) through its 95%-owned subsidiary Dilas Diodenlaser GmbH as a 95%-owned subsidiary.

In fiscal year 2008, the Company formed Nanjing Eastern Technologies Company Ltd. in Nanjing (China) as an 80%-owned subsidiary.

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

Effective April 9, 2009, the Company acquired 80% of the equity of China-based Nanjing Eastern Laser Company, Ltd. (“NELC”) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment. This purchase resulted in goodwill of $4.3 million.

Effective April 12, 2010, the Company, through its wholly-owned subsidiary Nufern, purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc. This purchase resulted in additional goodwill of approximately $0.4 million.

BUSINESS STRATEGY

The Company’s business strategy is to maximize shareholder value by (i) strengthening its position as a leading supplier to the global market for macro (cutting and welding) applications; (ii) capitalizing on its leadership position in marking applications; (iii) extending its position in micro (fine cutting, fine welding, perforating and structuring applications); (iv) cross-selling its various laser products to its existing large customer base; (v) enlarging its market coverage geographically and by developing new applications, and (vi) strengthening its product portfolio and customer base through acquisitions.

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

•

Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on its traditional target markets (the machine tool, automotive, semiconductor and electronics industries) as well as those markets it has entered more recently (the medical device, flexible packaging and photovoltaic industries). The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. To exploit its opportunities by developing new applications for existing laser technologies, the Company is further exploring the potential for use of its high-power, Q-Switch, diode pumped, solid-state laser for edge ablation in the photovoltaic industry or surface applications such as cleaning of materials. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding, cutting and drilling for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. In the photovoltaic industry the Company intends to further exploit structuring applications for its macro and micro laser products such as scribing of thin film solar cells.

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

•

Acquiring Complementary Business Operations or Products: Since 1997 the Company has successfully completed and integrated fourteeen acquisitions, including its acquisitions of Dilas (1997), assets of Palomar Technologies UK Ltd. (1998), Rasant-Alcotec Beschichtungstechnik GmbH (1999), Baasel Lasertech (2000), Z-Laser S.A. (2001), Optoskand AB (2004), PRC Laser Corporation and Lee Laser, Inc. (2004), H2B Photonics GmbH (2006 and 2007), ES Technologies Ltd. (2007), Corelase Oy (2007), m2k-laser GmbH (2007), Nufern (2008), NELC (2009) and the coil winding business from Optelecom-NKF, Inc. (2010). Management believes that, collectively, these acquisitions have advanced the Company’s worldwide expansion, consolidated the Company’s position in the industrial laser material processing market and contributed to the Company’s financial performance during the last several years. The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings or provide access to new geographical markets.

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

The principal types of laser technologies currently used for material processing are CO2 lasers, solid-state lasers, including fiber lasers, and diode lasers.

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

Fiber lasers have their origin in low-power information and communication applications and since 2003 have undergone a rapid development towards higher output powers, which makes this technology also interesting for higher-power material processing applications. The lasing medium, typically Ytterbium, is contained in a waveguide (the fiber itself) and surrounded by a cladding which guides the pump light to the lasing medium. With in-fiber components like fiber bragg gratings (mirrors), tapered fiber bundles (pump light couplers), power combiners and delivery fibers, from the generation of the light to the delivery of the light to the work piece, can be realized in an “all-in-fiber” technology. Today, a kilowatt of laser power can be generated from a single fiber not bigger in diameter than a human hair. Higher power can be generated by bundeling multiple fibers.

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

THE COMPANY’S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state, including fiber lasers, and diode laser sources and solutions in a variety of configurations and options. As a technological leader in CO2, solid-state, fiber and diode lasers, the Company is able to meet a broad range of its customers’ cutting, welding, and marking requirements. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer’s production process. The Company’s engineers and other technical experts work directly with the customer in the Company’s applications centers to develop and customize the optimal solution for the customer’s manufacturing requirements.

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

Besides offering laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their unique manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in:

•	product development and manufacturing services based on 35 years of laser technology experience and applications know-how;

•	application and process development, which means developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes;

•	system engineering, which means advising customers on machine design, including tooling, automation and controls for customers in need of “turn-key” solutions; and

•	extensive after-sales support of its laser products, including technical support, field service, maintenance and training programs, and rapid spare parts delivery.

The following table sets forth the Company’s net sales of laser products used for macro applications, laser products used for marking and micro applications, and components in fiscal 2010, 2009, and 2008:

	September 30,

Product Category*	2010	2009	2008

	(in thousands)

Laser macro products	$172,877	$140,362	$238,518
Laser marking and micro products	206,535	168,131	279,123
Components	44,158	41,086	57,637

	$423,570	$349,579	$575,278

*	For each laser product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator mirrors and cooling mechanism), power supply, and microcontroller (for control and monitoring). Selected laser systems provided by our Company are equipped with the uniform operating concept “ROFIN Control Unit” (RCU). RCU is a real-time laser and handling control device, which allows control of any laser mode. The user interface allows full access from a terminal (for instance a touch screen) that is located directly on the machines, or via a preceding PC with an Ethernet connection. The standardized ROFIN Control Network allows the extended diagnosis of all laser components via the Intranet, the Internet, or WLAN. With the open PLC programming system customers can individually adapt the process sequence.

For a more detailed discussion of the components of a laser source, see “Laser Technology”. Products are offered in different configurations and utilize different design principles according to the desired application.

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

Laser macro products	Machine tool	Cutting and welding of metals

	Automotive	Cutting and welding of metals

Laser marking products	Semiconductor and electronics	Marking of integrated circuits, wafers, solar cells, electronic components, and smart cards

	Automotive	Marking of labels and car components

Laser micro products	Medical devices, semiconductor and electronics, photovoltaic, dental and jewelry	Spot welding, fine cutting, micro structuring and drilling

	Packaging and paper industry	Perforating of cigarette tip paper and plastic foils

Components	Laser industry

LASER MACRO PRODUCTS

The Company’s business strategy for its macro laser business is to grow its revenues by:

•	increasing its market share in its existing CO2 laser market through increased sales of its low and high power, diffusion cooled, wave-guide Slab lasers and fast-axial flow CO2 lasers;

•	developing fiber lasers with higher output powers to achieve higher cutting speeds and deeper welding depths in order to broaden its addressable markets;

•	further developing the Remote Welding, Tube Welding, Profile Welding, and Scanner Welding System concepts;

•

continuing research and product engineering for its solid-state and fiber laser series to further penetrate the market and to further increase the output power or vary the wavelengths for specific applications.

The Company’s family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

DC Slab Series	1.0 kW - 8.0 kW	High frequency	Machine tool Automotive	Cutting and welding
SC Series	100 W - 600 W	High frequency	Machine tool Automotive Packaging	Cutting and structuring
XL Series	1.0 kW - 1.5 kW	Direct current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct current	Machine tool	Cutting and welding
FH Series	6.0 kW - 8.0 kW	Direct current	Machine tool	Cutting and welding
SM Series	1.0 kW - 3.0 kW	Direct current	Machine tool	Cutting and welding

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

The Company’s family of solid-state and fiber laser products for macro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

DS Series	1.0 kW - 3.0 kW	Laser diodes	Automotive	Cutting and welding

DQ Series	500 W - 1.0 W	Laser diodes	Automotive, Consumer electronics, Photovoltaic	Surface treatment

FL Series	500 W - 2.0 kW	Laser diodes	Automotive Machine tool	Cutting and welding

Rofin’s DS Series of continuous wave, solid-state lasers are designed exclusively for use with flexible fiber-optic beam delivery systems, making them particularly well-suited for integration into complex production systems for cutting and welding applications. The key competitive advantages of the DS Series lasers are the fact that they are diode-pumped and that they are designed to allow multiple power output configurations. These configurations include continuous-wave, pulsed and power ramping modes, which allow Rofin to address a wide range of customer applications. In addition, several features of the DS Series laser are designed for easy maintenance, such as the simple modular resonator design, easily accessed power supply and PC-based controller equipped with a modem, which allows communication with a remote service center. The diode pumping technology is characterized by high beam quality and high efficiency. These lasers are used principally in the automotive industry.

The Company’s DQ Series of Q switched, solid-state lasers are designed for applications such as removal, cleaning, and insulation of various materials in the automotive, consumer electronics, and photovoltaic markets. To meet the different demands of these target markets, DQ Series lasers offer a couple of set up options which differ in power, pulse energy, and number of laser sources per unit.

The Company’s FL Series of high-brightness single or multi-mode fiber lasers use special fiber optics as the active medium. These fiber lasers are suitable for classic cutting and welding applications as well as for new applications such as remote cutting. In contrast to common laser concepts in which the created laser beam switches repeatedly between air and the active medium, this laser beam does not leave the fiber optic before entering the working process optic or the beam switch with subsequent launching into the working process. Due to this “all-in-fiber” technology the risk of contamination can be eliminated. Beam switches and energy splitters are available options allowing up to four work cells to be operated with only one laser.

The Company’s family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

Diode Lasers	10 W - 3.6 kW	Direct current	Electronics Machine tool Medical device Automotive Photovoltaic	Soldering Surface treatment Plastic welding Plastic welding Soldering, surface treatment

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

LASER MARKING PRODUCTS

The Company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General, Inc. and designed and introduced the “PowerLine” laser marker. Since then the Company has developed a broad line of market leading laser markers that deliver optimal results in terms of quality and speed on a wide range of materials. Based on its vast experience, Rofin offers standardized and customized laser marking systems in different power ranges and wavelengths for use in various industrial segments. Strength and experience in research and development, application and software ensure innovative, standardized and tailored solutions which meet most exigent customer demands. The Company’s laser marking products incorporate high value-added software – VisualLaserMarker and LaserCAD – that provide the customer full control of the laser marking process.

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

•

the Company’s proprietary software – VisualLaserMarker and LaserCAD – which provides an interface between the laser marking products and the customer’s computers and supports a broad range of network communication software; and

•	the Company’s focus on innovation, which is reflected in cutting-edge products that satisfy standard as well as complex market requirements.

The Company’s business strategy for its laser marking business is four-fold:

•	to expand its position in worldwide laser marking markets with particular focus on the semiconductor, electronics, automotive, and smart card industries;

•	to offer a balanced product portfolio covering different technologies and wavelengths (i.e. CO2, fiber, green, infrared and UV lasers) that addresses high-end and general application markets;

•	to pursue application development for existing and new products; and

•	to capitalize on its installed base of lasers by cross-selling the Company’s products to its existing customers.

The Company’s family of laser marking products is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

PowerLine StarMark Series	2 W – 100 W	Laser diodes, Flash lamps or CO2	Semiconductor, Electronics, General marking applications	Integrated circuit marking, Marking of metals plastics and organic materials, Day and Night design, Smart card
MultiScan	100 W	High frequency	Packaging	Consumer goods marking
LabelMarker Series	Stand-alone laser based system		Automotive	Label marking

EasyMark	Laser workstation		General marking applications, Medical components, Tool industry	Metal and plastics marking

EasyJewel	Laser workstation		Jewelry marking	Metal marking

CombiLine Series	Laser workstation for integration of a wide range of Rofin laser markers		General marking applications	Metal and plastics marking

PowerLine/StarMark Series – The Company’s standard PowerLine and StarMark laser marking products consist of a range of lasers with output power from 2 watts to 100 watts with a galvo-head, a personal computer with state-of-the-art processor and Rofin’s proprietary VisualLaserMarker and LaserCAD software. The modular design of the PowerLine and StarMark markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM-customers may order the laser head and 19” modules, for easy integration into the system specified by the end-user). The PowerLine and StarMark solid-state lasers incorporate either diode modules or a dual or single lamp ceramic cavity design both of which result in higher output power (and therefore higher marking speeds), and high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions ensure further increase in efficiency in addition to a compact size. PowerLine marking products are also available with fiber lasers with output power of 20 watts or higher (i.e. with PowerLine F 20), ensuring higher energy efficiency and therefore reduced operating costs. The Company’s proprietary VisualLaserMarker and LaserCAD software provide customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double marking head allowing speeds of up to 1,600 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application - among a wide variety of possible applications - is marking in the semiconductor and electronics industries.

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

EasyMark – The EasyMark is a class 1 safety rated transportable desktop device. The 110 V to 230 V connection and integrated cooling based on thermo-electrical technology guarantee quick and easy initial operation. The EasyMark offers a program-controlled z-axis and a rotary axis which can optionally be integrated. An aluminum T-slot plate facilitates mounting of customer-specific work piece carriers. Processing of work pieces of different size and shape is thus possible.

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

CombiLine Cube/CombiLine Advanced – These compact laser workstations have been designed for small and medium-size batches. They integrate a wide range of Rofin laser markers depending on the customer’s specific application. Supply units are incorporated in the housing to provide efficient use of the floor space. Different versions either with rotary or work table with various axes enable exact adaptation to the required tasks.

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

•	further broadening its existing portfolio through expanding the output power range and offering different wavelengths (i.e. UV, infrared, green);

•	increase its sales in the photovoltaic market with different applications; and

•	develop new markets for drilling applications.

The Company’s family of laser products for micro applications is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS

StarWeld Series	40 W - 100 W	Flash lamp	Jewelry,	Spot and seam
			Mold making,	welding
Automotive
StarPulse	40 W - 500 W	Flash lamp	Medical device,	Spot and seam
			Electronics	welding
StarFiber	100 W – 600 W	Diode	Electronics,	Fine cutting
			Medical device	Fine welding
X-Lase	1 W – 24 W	Diode	Semiconductor,	Micro structuring
Electronics

DS Disc Series	60 W – 100 W	Diode	Electronics	Cutting
Structuring
StarCut Series	12 W – 150 W	Flash lamp/Diode	Medical	Fine cutting
PerfoLas Systems	1,000 – 2,000 W	Direct current	Paper	Perforating
StarShape Systems	100 – 600 W	Direct current	Packaging	Cutting
Drilling
Structuring
UW Laser Systems	n.a.	n.a.	Electronics,	Cutting
			Medical Device,	Welding
			Automotive,	Structuring
Semiconductor
Series 800	4 W – 1,000 W	Flash lamp	OEM	Micro/Marking
Series LDP	10 W - 800 W	Diode	OEM	Micro/Marking
Series LEP	2 W – 20 W	Diode	OEM	Micro/Marking
Series LDPP	8 W – 200 W	Diode	OEM	Fine cutting
Series LLP	500 W – 1,000 W	Flash lamp	OEM	Welding
Cutting

StarWeld Series – Rofin’s standard StarWeld laser products consist of pulsed solid-state lasers in the range of 40 watts to 100 watts. Although the StarWeld Series has a wide variety of possible applications, its main application is the fine welding of jewelry, electronics, molds and dental parts.

StarPulse Series – The StarPulse Series consists of pulsed Nd:YAG rod lasers with power ratings from 40 to 500 watts. StarPulse lasers provide high peak powers and high pulse-to-pulse stability and are designed for use in fine welding applications such as laser welding of highly reflective materials in the medical device and electronics industry.

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

X-Lase – The X-Lase Series comprise of picosecond pulse mode-locked fiber laser systems with a maximal output power of 24 watts. Main markets are in the semiconductor, electronics, and display industries. In these industries the X-Lase products can be used for thin film patterning, ablation, and scribing applications.

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

StarShape Systems – Each StarShape System consists of a CO2 laser in combination with a galvo scanning head and is used for precise cutting, drilling, and surface structuring.

The UW (Universal Workstation) Series are modular, standard laser-based systems that have been designed to meet a variety of applications including welding, cutting, surface modification and ablation. Depending on the application, the UW Systems can be equipped with different laser sources (CO2 or solid-state) and modified for specific handlings.

Series 800 are flash-lamp pumped, solid-state lasers sold to OEM-customers and system integrators for various micro and marking applications.

Series LDP and LEP are diode pumped, solid-state lasers sold to OEM-customers and system integrators for various micro and marking applications.

Series LDPP are diode pulse-pumped Nd:YAG lasers that are designed specifically to precision cut thin metals. Main market is the medical devices industry.

Series LLP are lamp pumped, solid-state lasers designed for welding and cutting applications.

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

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications and marking and micro applications, Rofin operates application centers in twelve countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has approximately 40 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries. Our principal markets are the machine tool, semiconductor, electronics, photovoltaic, and automotive industries. The following table sets forth the allocation of the Company’s total laser sales among our principal markets:

	Fiscal Years

Principal Market	2010	2009	2008	Primary Applications

Machine Tool	39%	34%	33%	Cutting and welding

Semiconductor, Electronics,	26%	24%	27%	Marking of integrated
and Photovoltaic				circuits, electronic
				components, smart cards,
				and structuring of solar cells

				Cutting, welding and
Automotive & Sub-Supplier	5%	8%	11%	component marking

	70%	66%	71%

The remaining 30%, 34%, and 29%, of total laser sales in fiscal 2010, 2009, and 2008, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturing, flexible packaging, job shops, jewelry, universities, and institutes. No one customer accounted for over 10% of total sales in any of these periods.

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

Rofin has approximately 140 direct sales engineers operating in 24 countries, approximately 40 of whom are dedicated to marketing lasers for macro applications and approximately 100 of whom are dedicated to marketing lasers for marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 26 independent representatives marketing the Company’s laser products in Australia, Austria, Argentina, Brazil, China, Denmark, Eastern Europe, Finland, France, Germany, India, Israel, Italy, Korea, Northern Africa, Norway, the Middle East, the Philippines, Russia, Singapore, South Africa, Slovenia, Sweden, Switzerland, Thailand, Turkey, and the United Kingdom. These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin’s products. All sales and delivery of product are conducted by the Company. Eighteen of the independent representative agreements are on an exclusive basis, with the other eight on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six-month cancellation clause.

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

North American sales of Rofin’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan, facility and of its marking products are managed out of its Devens, Massachusetts, facility. The Company also maintains sales offices in Chandler, Arizona, and Santa Clara, California, to support the expansion of Rofin’s laser business in the North American market and a sales and service office in Mississauga (Canada) to support the Canadian market.

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

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During fiscal 2010, 2009, and 2008, approximately 40%, 42%, and 35% of the Company’s revenues were generated from sales of after-sales services, replacement parts and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers. This close relationship is maintained as customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. Rofin has 354 customer service personnel. The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser-operating techniques, and processing technology. Most of the Company’s OEM-customers also provide customer service and support to end-users.

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

Of Rofin’s 354 customer service personnel, approximately 210 employees operate in the field in about 50 countries. Field service personnel are also involved in the installation of the Company’s systems.

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

COMPETITION

Laser Macro Products

The market for laser macro products and systems is fragmented and includes a large number of competitors, many of which are small or privately owned or which compete with Rofin on a limited geographic, industry-specific or application-specific basis. The Company also competes in certain target markets with competitors that are part of large industrial groups and have access to substantially greater financial and other resources than Rofin. The overall competitive position of the Company will depend upon a number of factors, including product performance and reliability, price, customer support, manufacturing quality, the compatibility of its products with existing laser systems, and the continued development of products utilizing the technologies of diode lasers, diode pumped, solid-state lasers and fiber lasers. Competition among laser manufacturers is also based on attracting and retaining qualified engineering and technical personnel.

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf and Fanuc (for high-power CO2 lasers), Synrad and Coherent (for low-power CO2 lasers), Trumpf and IPG (for solid-state or fiber lasers), and Laserline and Jenoptik (for diode lasers and laser diodes) compete in certain of the markets in which Rofin operates. However, in the Company’s opinion, none of these companies compete in all of the industries, applications and geographic markets currently served by Rofin. We believe that only Trumpf has a product range and worldwide presence similar to that of the Company.

Laser Marking and Micro Products

Significant competitive factors in the laser marking and micro market include system performance and flexibility, cost, the size of each manufacturer’s installed base, capability for customer support and breadth of product line. Because many of the required components to develop and produce a laser product for marking applications are commercially available, barriers to entry into this market are low and the Company expects new competitive products to enter this market. The Company believes that its product range for marking and micro applications will compete favorably in this market primarily due to the performance and price characteristics of such products.

The Company’s laser marking products compete with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company’s micro products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro market include Trumpf, GSI Group, Unitek Miyachi, Han’s Laser, and IPG.

Rofin also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting, and marking. The Company believes that as manufacturing industries continue to modernize, seek to reduce production costs and require more precise and flexible production, the features of laser-based systems will become more desirable than systems incorporating conventional material processing techniques and processes. The increased acceptance of these laser applications by industrial users will be enhanced by laser product line expansion to include lower and higher power CO2 lasers, variations in wavelength, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of lower and higher power diode lasers and diode pumped, solid-state lasers, and fiber lasers, capable of performing heavy industrial material processing and marking and micro applications.

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2, solid-state and fiber laser macro products at its Hamburg (Germany), Plymouth, Michigan, Landing, New Jersey, and Nanjing (China) facilities. The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Oxford (UK), Singapore, and Devens, Massachusetts. Rofin’s micro application products are manufactured and tested in Starnberg (Germany), Tampere (Finland), and Orlando, Florida. The Company’s diode laser products are manufactured and tested at its Mainz (Germany), Freiburg (Germany), Nanjing (China), and Tucson, Arizona, facilities. The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany). The Company’s active and passive fibers and amplifiers are manufactured and tested in East Granby, Connecticut. Optical engines for fiber lasers and fiber lasers modules are manufactured in Tampere (Finland).

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

Rofin’s in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company’s finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. Although the Company minimizes the number of suppliers and component types wherever practicable it has at least two sources of supply for key items. Rofin has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company estimates that 17% of its revenues are from the sale of products that require specialized components currently only available from single sources. Rofin has written agreements with such suppliers and has not had material delays in supplies from these sources. The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

Rofin is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, Mainz (all Germany), East Granby, Connecticut, and Tucson, Arizona facilities are ISO 9001 certified. In addition, the following facilities are ISO 9002 certified: Pamplona (Spain), Milan (Italy), Paris (France), Willerby (UK), Gothenburg (Sweden), and Singapore.

RESEARCH AND DEVELOPMENT

During fiscal 2010, 2009, and 2008, Rofin’s net spending on research and development was $30.1 million, $31.5 million, and $41.1 million, respectively. The Company’s net spending on research and development reflects receipt of funding under German government and European Union grants totaling $2.6 million, $2.0 million, and $1.3 million in fiscal 2010, 2009, and 2008, respectively. Rofin has approximately 237 employees engaged in product research and development.

Rofin’s research and development activities are directed at meeting customers’ manufacturing needs and application processes. Core competencies include CO2 gas lasers, solid-state lasers, fiber lasers, diode lasers, precision optics, electronic power supplies, fibers, fiber optics, beam delivery, control interfaces, software programming and systems integration. The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

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

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents. Rofin has sought patent protection primarily in the United States, Europe, and Japan. Rofin currently holds 153 patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2013 to 2027. In addition, 67 patent applications have been filed and are under review by the relevant patent authorities. The Company holds 66 exclusive and non-exclusive licenses of patents and pending patent applications with relevance to its products and laser technology. Rofin requires its employees and certain of its customers, suppliers, representatives, agents, and consultants to enter into confidentiality agreements to further safeguard Rofin’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $138.9 million, $87.6 million, and $143.4 million, as of September 30, 2010, 2009, and 2008, respectively. The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The increase in the Company’s order backlog from September 30, 2009, to September 30, 2010, was attributable to 60% higher orders for macro applications, 71% higher orders for micro and marking applications and 32% higher orders for components. The fluctuation of the U.S. dollar in fiscal 2010 had a negligible effect on year-to-year order backlog. The decrease in the Company’s order backlog, from September 30, 2008, to September 30, 2009, was attributable to 49% lower orders for macro applications, 54% lower orders for micro and marking applications, and 46% lower orders for components. The fluctuation of the U.S. dollar in fiscal 2009 had an unfavorable effect of approximately $11.2 million on year-to-year order backlog.

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

The Company anticipates shipping the present backlog during fiscal 2011. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

At September 30, 2010, Rofin had 1,822 full-time employees, of which 918 were in Germany, 311 in the United States, 4 in Canada, 35 in France, 42 in Italy, 137 in the United Kingdom, 31 in Spain, 10 in the Netherlands, 39 in Sweden, 29 in Finland, 11 in Belgium, 31 in Singapore, 15 in Korea, 17 in Taiwan, 156 in China, 5 in Switzerland, and 31 in Japan, whereas at September 30, 2009, Rofin had 1,726 full-time employees, of which 903 were in Germany, 267 in the United States, 5 in Canada, 37 in France, 47 in Italy, 130 in the United Kingdom, 31 in Spain, 9 in the Netherlands, 32 in Sweden, 23 in Finland, 12 in Belgium, 28 in Singapore, 14 in Korea, 15 in Taiwan, 138 in China, 4 in Switzerland, and 31 in Japan. The average number of employees for the fiscal year ended September 30, 2010, was 1,751.

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

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (202) 942-8090. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

THE GLOBAL ECONOMY, CAPITAL MARKETS, CREDIT DISRUPTIONS AND POLITICAL ENVIRONMENT CHANGES CAN ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

Our business, operating results or financial condition can be impacted by a number of macroeconomic factors, which could in turn affect our stock price. These macroeconomic factors include but are not limited to consumer confidence and spending levels, unemployment, consumer credit availability, global factory production, and credit market conditions. Additionally, changes in the political environment in the markets in which we operate can adversely impact our business, such as foreign exchange import and export controls, tariffs and other trade barriers and price or exchange controls.

DOWNTURNS IN THE INDUSTRIES WE SERVE, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, SEMICONDUCTOR, ELECTRONICS AND PHOTOVOLTAIC INDUSTRIES MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. Approximately 70% of our laser sales during fiscal year 2010 were to these industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during a downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any downturn or slowdown in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 64% of our current sales are denominated in other currencies, including the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Japanese yen, Korean won, Taiwanese dollar, Canadian dollar, and Chinese RMB. The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold, gross margin, and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods. Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

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

These and other factors make it difficult for us to release precise predictions regarding the results and the development of our business. In addition, current conditions in the domestic and global economies are uncertain. As a result, it is difficult to estimate the level of growth for the economy as a whole or of capital expenditures in the industrial markets we serve. Because all of the components of our budgeting and forecasting are dependent on estimates of spending within these markets, the prevailing economic uncertainty renders estimates of future revenue and expenses even more difficult than usual to make. In addition, our backlog at any given time is not necessarily indicative of actual sales for any succeeding period. As our delivery schedule typically ranges from one week to six months, our sales will often reflect orders shipped in the same quarter that they are received. Moreover, customers may cancel or reschedule shipments and production difficulties could delay shipments. Accordingly, the Company’s results of operations are subject to significant fluctuations from quarter to quarter. See also “Business - Order Backlog”.

Other factors that we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies or customers by us or our competitors, developments with respect to intellectual property and shortfalls in our operations relative to analysts’ expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor, electronics, photovoltaics, machine tool, and automotive industries, may adversely affect the market prices of our common stock on the NASDAQ Global Select Market and the Frankfurt Stock Exchange.

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

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products. To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources, and diode lasers. In order to increase market demand for these products, we will need to devote substantial resources to:

•	continuing to broaden our CO2, solid-sate laser and fiber laser product range;

•	continuing to increase the output power and vary the laser wavelength of our product portfolio; and

•	continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

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

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 17% of our revenues are derived from sales of products that require specialized components only available from single sources. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any. If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance, and market acceptance.

The manufacturing of our solid-state lasers require elements of rare earth in small quantities. There can be no assurance that shortages of rare earth deliveries and therewith an increase of the market price might have an adverse effect on our production costs.

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

We currently hold 153 United States and foreign patents on our laser sources, with expiration dates ranging from 2013 to 2027. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. Of particular importance was the license of three patents related to the sales of our Slab-based CO2 lasers, which we estimate to account for approximately 21% of our revenue in fiscal year 2010. Two of these licenses expired in 2009 and one expired in 2010. In addition, 67 patent applications have been filed and are under review by the relevant patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also “Business - Intellectual Property”.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased	Size** (sq. ft.)	Primary Activity

Hamburg, Germany	Owned*	165,015	CO2 lasers, solid-state lasers, diode lasers, fiber lasers
Starnberg, Germany	Leased	117,047	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased	83,390	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased	52,128	CO2 lasers, laser micro and marking systems
Kingston upon Hull,
United Kingdom	Leased	48,485	Low-power CO2 lasers
Orlando, Florida	Owned	35,207	Solid-state lasers
Landing, New Jersey	Owned	34,292	CO2 lasers
Mainz, Germany	Leased	52,993	Diode lasers and components
Devens, Massachusetts	Leased	22,512	Laser marking systems
Gothenburg, Sweden	Leased	21,337	Fiber optic production
Overath, Germany	Leased	12,417	Coating of materials
Oxford, United Kingdom	Leased	11,578	Laser marking systems
Tampere, Finland	Leased	9,964	Fiber lasers, optical engines
Pamplona, Spain	Owned	12,654	Laser marking systems
Singapore	Leased	7,812	Laser marking products
Freiburg, Germany	Leased	12,164	Laser diodes
Tucson, Arizona	Leased	6,218	Components
East Granby, Connecticut	Leased	57,000	Fibers, fiber lasers
Nanjing, China	Leased	25,394	CO2 lasers, laser marking products, diode components
Nanjing, China	Owned	6,757	CO2 lasers

* The facility is owned by Rofin-Sinar Laser GmbH (“RSL”); the real property on which the facility is located is leased by RSL under a 99-year lease.

** Includes sales, administration and research and development facilities where applicable.

The Kingston upon Hull (United Kingdom) facility lease expires in 2017. The Gunding-Munich (Germany) main facility is leased until 2017. The Mainz (Germany) facility lease expires in 2024. The Overath (Germany) facility leases expire in 2013, and the Freiburg (Germany) facility leases expire in 2012. The Singapore facility lease expires in 2012. The Starnberg (Germany) main facility is leased until 2017 from a member of the Company’s Board of Directors and includes a clause to terminate the lease contract within a two-year notice period during the contract. The leases on its U.S. facilities in Devens, Massachusetts, Plymouth, Michigan, Tucson, Arizona, and East Granby, Connecticut, expire in 2017, 2012, 2013, and 2020, respectively. The Gothenburg (Sweden) main facility leases expire in 2011 and 2012, with a renewal option for three years. The Tampere (Finland) facility is leased with no expiration date but can be terminated upon three months notice from the landlord and a one month notice from the lessee. The Oxford (United Kingdom) facility lease expires in 2019. The Nanjing (China) facility lease expires in 2010. In addition, NELC owns land rights and the construction of manufacturing facilities is actually in process.

The Company maintains sales, administration and research and development facilities at each of the Hamburg, Starnberg, Gunding-Munich, Mainz, Freiburg, Kingston upon Hull, Gothenburg, Tampere, East Granby, Plymouth, Landing, Orlando, and Nanjing (China) locations. The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona (Spain) and Seoul (South Korea) properties which are owned.

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

A licensor of patents covering the technology used in certain of the Company’s CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit and a response from the licensor was received in January 2009. The Company and the licensor are continuing the process of selecting a mutually agreeable independent auditor. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company’s financial condition or results of operations or cash flows. The patents, and therefore the license rights, have already expired and there are no further license fees to be calculated and paid.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Common Stock Trade Prices

Quarter ended	High	Low

December 31, 2008	$30.47	$17.17
March 31, 2009	$21.75	$12.57
June 30, 2009	$23.96	$16.78
September 30, 2009	$25.68	$17.76
December 31, 2009	$24.60	$21.01
March 31, 2010	$24.96	$19.59
June 30, 2010	$27.05	$20.82
September 30, 2010	$25.39	$19.96

At November 29, 2010, the Company had 9 holders of record of its common stock and 28,397,796 shares outstanding. A significantly greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers, and other financial institutions. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

During the fiscal year 2010, the Company did not sell any equity securities that were not registered under the Securities Act.

There were no purchases of common stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth fiscal quarter of the fiscal year 2010.

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

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company’s common stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. As of September 30, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.

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

The graph assumes that the value of the investment in Rofin-Sinar Technologies Inc. common stock, the NASDAQ Stock Market Index, and the S&P Technology Sector Index each was $100 on September 30, 2005, and that all dividends were reinvested. The S&P Technology Sector Index is weighted by market capitalization. The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rofin-Sinar Technologies Inc., the NASDAQ Composite Index
and the S&P Information Technology Index

*$100 invested on 9/30/05 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	Rofin-Sinar Technologies Inc.	NASDAQ Stock Market Index	S&P Technology Sector Index

9/30/05	100	100	100
9/30/06	159.96	106.39	103.26
9/30/07	184.81	127.37	127.35
9/30/08	161.15	96.70	97.58
9/30/09	120.87	100.00	105.87
9/30/10	133.61	112.86	117.15

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2010. The information set forth below should be read in conjunction with the consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Year ended September 30,

	2010	2009	2008	2007	2006

	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$423,570	$349,579	$575,278	$479,675	$420,890
Cost of goods sold*	257,316	217,532	326,861	276,320	242,472
Gross profit	166,254	132,047	248,417	203,355	178,418
Selling, general & administrative expenses*	89,908	88,906	105,077	84,675	75,928
Research & development expenses	30,137	31,500	41,113	27,830	23,914
Amortization expense	2,250	3,559	6,769	4,251	3,532
Income from operations	43,959	8,082	95,458	86,599	75,044
Net interest expense (income)	375	309	(2,960)	(5,028)	(2,588)
Income before income taxes	45,901	14,700	97,799	88,241	77,554
Income tax expense	15,442	5,197	33,466	31,838	27,041
Net income attributable to RSTI	29,840	9,163	63,759	55,277	49,623
Earnings per common share – Basic	$1.04	$0.32	$2.15	$1.78	$1.62
Earnings per common share – Diluted	$1.02	$0.31	$2.09	$1.74	$1.58
Shares used in computing earnings per share – Basic	28,807	28,912	29,640	30,975	30,568
Shares used in computing earnings per share – Diluted	29,212	29,194	30,446	31,806	31,374

OPERATING DATA (as percentage of sales):
Gross profit	39.3%	37.8%	43.2%	42.4%	42.4%
Selling, general & administrative expenses	21.2%	25.4%	18.3%	17.7%	18.0%
Research & development expenses	7.1%	9.0%	7.1%	5.8%	5.7%
Income from operations	10.4%	2.3%	16.6%	18.1%	17.8%
Income before income taxes	10.8%	4.2%	17.0%	18.4%	18.4%

BALANCE SHEET DATA:
Working capital	$287,793	$274,279	$257,954	$344,907	$282,659
Total assets	558,192	539,507	583,660	626,224	501,521
Line of credit and loans	20,661	31,409	66,674	40,592	35,416
Long-term debt	15,488	12,426	11,968	12,639	18,089
Stockholders’ equity**	417,476	421,694	404,545	452,717	361,227

*

Prior period amounts have been recast to conform to the current period presentation, in which foreign currency transaction gains and losses have been presented as a component of other expense (income).

**	Prior period amounts have been recast in accordance with the new accounting guidance for noncontrolling interests implemented in fiscal year 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies Inc. is a leader in the design, development, engineering, manufacture, and marketing of laser-based products, primarily used for cutting, welding, and marking a wide range of materials.

Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer’s production process. As a technological leader in CO2, solid-state lasers (including fiber lasers), and diode lasers, the Company is able to meet a broad range of its customers’ material processing requirements.

According to the Industrial Laser Solutions magazine’s 2010 forecast for industry data, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) will reach approximately $1.4 billion for the year. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of approximately 20% (based on sales volume). The Company has sold more than 52,000 laser sources since 1975 and currently has over 3,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2010, 2009, and 2008, approximately 41%, 40%, and 41%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 10%, 12%, and 10%, respectively, related to sales of components, and approximately 49%, 48%, and 49%, respectively, related to sales of laser products for marking and micro applications.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, the semiconductor, electronics, and photovoltaic industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components. Many of Rofin’s customers are among the largest global participants in their respective industries. During fiscal 2010, 2009, and 2008, 19%, 20%, and 25%, respectively, of the Company’s sales were in North America, 46%, 57%, and 51%, respectively, were in Europe and 35%, 23%, and 24%, respectively, were in Asia. See note 15, “Geographic Information”, to the consolidated financial statements for further information.

The results of the fiscal year ended September 30, 2010, reflect the overall improved macro economic climate, especially throughout the Asian markets. In additition, many of the industries we serve recovered faster than we expected. The heightened visibility and improved confidence in the markets point to a more optimistic outlook for industrial material processing after the repercussions of the financial crisis in the last fiscal year. As a result of the higher business levels with the corresponding better fixed costs absorption as well as a favorable product mix we improved our operating margin.

Outlook

Management believes that based on the improved overall economic conditions, the strong demand for our products in Asia and the diversification of industries we serve, Rofin will be able to build a sequential revenue growth in fiscal year 2011. In addition, the Company’s focus on broadening its product portfolio for dedicated applications, the expansion of its fiber laser range as well as the contributions from the newly acquired Swiss specialist for laser micro processing, LASAG AG, acquired in October 2010, should support the Company’s further growth.

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

In fiscal year 2008, the Company formed Dilas Diodelaser China Co., Ltd. in Nanjing (China) through its 95%-owned subsidiary Dilas Diodenlaser GmbH as a 95%-owned subsidiary.

In fiscal year 2008, the Company formed Nanjing Eastern Technologies Company, Ltd. in Nanjing (China) as an 80%-owned subsidiary.

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

Effective April 9, 2009, the Company acquired 80% of the equity of China-based Nanjing Eastern Laser Company, Ltd. (“NELC”) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment. This purchase resulted in goodwill of $4.3 million.

Effective April 12, 2010, the Company, through its wholly-owned subsidiary Nufern, purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc. This purchase resulted in additional goodwill of approximately $0.4 million.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Fiscal Year ended September 30,

	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.7%	62.2%	56.8%
Gross profit	39.3%	37.8%	43.2%
Selling, general and administrative expenses	21.2%	25.4%	18.3%
Research & development expenses	7.1%	9.0%	7.1%
Intangibles amortization	0.5%	1.0%	1.2%
Income from operations	10.4%	2.3%	16.6%
Income before income taxes	10.8%	4.2%	17.0%
Net income attributable to RSTI	7.0%	2.6%	11.1%

Fiscal Year 2010 Compared to Fiscal Year 2009

Net Sales – Net sales of $423.6 million represents an increase of $74.0 million, or 21%, over the prior year. Net sales increased $65.3 million, or 23%, in Europe/Asia and $8.7 million, or 12%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $1.4 million. Net sales of laser products for macro applications increased by 23% to $172.9 million, primarily due to the higher demand for our lower and higher power CO2 lasers from OEM-customers in the machine tool industry. Net sales of lasers for marking and micro applications increased by 23% to $206.5 million compared to fiscal year 2009, mainly due to the higher demand for our lasers for micro and marking applications principally from the semiconductor and electronics industries. Revenues for the component business increased by 8% to $44.2 million, primarily due to higher sales related to fiber optics.

Gross Profit – The Company’s gross profit of $166.3 million increased by $34.2 million, or 26%, over the prior year. As a percentage of sales, gross profit increased to 39%. The increased percentage margin in fiscal year 2010 was primarily a result of better fixed cost absorption, a favorable product mix, and an increase in our service and spare parts business. Gross profit was favorably affected by $1.2 million in fiscal year 2010 due to the fluctuation of the U.S. dollar against foreign currencies.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $1.0 million, or 1%, to $89.9 million, compared to fiscal year 2009 primarily as a result of our increased selling and marketing activities, mainly in Asia and higher commissions related to our higher revenues. Fiscal year 2009 included one-time costs related to headcount reductions of $1.8 million. As a percentage of net sales, selling, general and administrative expenses decreased to 21%. Selling, general and administrative expenses were unfavorably affected by $0.4 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2010.

Research and Development – The Company’s net expenses for research and development amounted to $30.1 million, which represents a decrease of $1.4 million, or 4%, primarily due to higher R&D grants compared to fiscal year 2009 where, additionally, one-time costs for headcount reduction of $0.5 million were included. Gross research and development expenses for fiscal years 2010 and 2009 were $32.7 million and $33.5million, respectively, and were reduced by $2.6 million and $2.0 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, especially in Europe. Research and development expenses were not materially affected by the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2010.

Other Income – Net other income of $1.9 million fiscal year 2010 represents a decrease of $4.7 million compared to the prior year. Mainly as a result of additional short-term borrowings to finance our share buyback program, net interest expense increased to $0.4 million in fiscal year 2010, compared to $0.3 million in fiscal year 2009. The interest expense is offset by $1.5 million of foreign currency gains in fiscal 2010 compared to $4.2 million in fiscal 2009 and lower other miscellaneous income of $ 0.8 million compared to $2.7 million in fical 2009 which included $2.0 million compensation for the cancellation of orders received in fiscal year 2008.

Income Tax Expense – Income tax expense of $15.4 million in fiscal year 2010 and $5.2 million in fiscal year 2009, represent effective tax rates of 33.6% and 35.4% for the respective periods. The lower effective income tax rate in fiscal year 2010 is mainly due to an improved business in locations with lower marginal income tax rates which contributed to a normalized effective tax rate during fiscal year 2010. Income tax expense, a significant portion of which is incurred in foreign currencies, was not materially affected by the weakening of the U.S. dollar against foreign currencies.

Net Income Attributable to RSTI – As a result of the foregoing factors, the Company’s net income attributable to RSTI of $29.8 million ($1.02 per diluted share, based on 29.2 million weighted average common shares outstanding) in fiscal year 2010 increased by $20.6 million over the prior year’s net income attributable to RSTI of $9.2 million ($0.31 per diluted share, based on 29.2 million weighted average common shares outstanding). Net income attributable to RSTI was favorably affected by $0.8 million in fiscal 2010 due to the fluctuation of the U.S. dollar against foreign currencies.

Fiscal Year 2009 Compared to Fiscal Year 2008

Net Sales – Primarily as a result of the financial crisis and the severe economic downturn, net sales decreased by $225.7 million, or 39%, compared to the prior year and amounted to $349.6 million in fiscal year 2009. Compared to fiscal year 2008, net sales decreased $153.7 million, or 36%, in Europe/Asia and $72.0 million, or 51%, in North America. The U.S. dollar fluctuated against foreign currencies, which had an unfavorable effect on net sales of $28.5 million. Net sales of laser products for macro applications decreased by 41% to $140.4 million, primarily due to the lower demand for our low and high power CO2 lasers from OEM-customers and diminished demand from the automotive industry. Net sales of lasers for marking and micro applications decreased by 40% to $168.1 million compared to fiscal year 2008, mainly due to the lower demand principally from the photovoltaic, semiconductor, consumer electronics, and jewelry industries. Due to the economic downturn, component business revenue decreased by 29% to $41.1 million

Gross Profit – The Company’s gross profit of $132.0 million decreased by $116.4 million, or 47%, compared to the prior year. As a percentage of sales, gross profit decreased to 38%. The decrease in our gross margins was mainly the result of the low level of business with the corresponding lower absorption of fixed costs, a decrease in our service and spare parts revenue and in our components business, as well as the one-time costs associated with the headcount reductions amounting to $1.0 million. Gross profit was unfavorably affected by $8.7 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased by $16.2 million, or 15%, to $88.9 million, compared to fiscal year 2008, primarily as a result of cost reductions in labor, travelling and marketing, as well as lower commissions related to the lower level of revenues, partially offset by one-time costs related to headcount reductions of $1.8 million. Due to decreased sales, selling, general and administrative expenses as a percentage of net sales, increased to 25%, compared to 18% in fiscal year 2008. Selling, general and administrative expenses were favorably affected by $6.1 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

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

Other Income – Net other income of $6.6 million fiscal year 2009 represents an increase of $4.3 million compared to the prior year. The increase in net other income is primarily attributable to net exchange gains of $4.2 million compared to net exchange losses of $1.0 million in fiscal year 2008 and to net miscellaneous income of $2.7 million compared to net miscellaneous income of $0.4 million in fiscal year 2008. Miscellaneous income includes $2.0 million compensation for the cancellation of orders received in the prior fiscal year.

Income Tax Expense – Income tax expense of $5.2 million in fiscal year 2009 and $33.5 million in fiscal year 2008, represent effective tax rates of 36.1% and 34.4% for the respective periods. The higher effective income tax rate is primarily due to additional income taxes related to the repatriation of foreign income but the remainder is permanently reinvested in combination with low level of taxable income in countries with lower income tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.9 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income Attributable to RSTI – Despite the challenging macroeconomic conditions but as a result of the already implemented cost reductions, the Company achieved net income attributable to RSTI of $9.2 million ($0.31 per diluted share, based on 29.2 million weighted average common shares outstanding) in fiscal year 2009. Net income attributable to RSTI decreased by $54.6 million, compared to the prior year’s net income attributable to RSTI of $63.8 million ($2.09 per diluted share, based on 30.4 million weighted average common shares outstanding). Net income attributable to RSTI was favorably affected by $1.4 million in fiscal year 2009 due to the fluctuation of the U.S. dollar against foreign currencies, primarily the Euro.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of liquidity at September 30, 2010, were cash and cash equivalents of $110.6 million, short-term investments of $5.7 million, short-term credit lines of $76.7 million and long-term credit lines of $16.6 million. As of September 30, 2010, $4.1 million was outstanding under the short-term lines of credit and $3.3 million was used for bank guarantees under these lines of credit. $16.6 million was outstanding from the long-term credit lines. Additionally, the Company maintained credit lines specific to bank guarantees for $13.2 million, of which $2.2 million was used. Therefore, $11.0 million was unused and available under these lines of credit. The Company is subject to financial covenants under some of these facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2010, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $5.5 million during fiscal year 2010. Approximately $36.8 million in cash and cash equivalents were provided by operating activities, primarily as the result of the increased net income and other non-cash items, principally depreciation and amortization and the increase in accrued liabilities and pension obligations, accounts payable and income tax payable. Operating cash flow was negatively affected by the increase in accounts receivable and inventories, mainly as a result of the fast business growth experienced during the second half of fiscal year 2010.

Net cash used in investing activities totaled $8.3 million for fiscal year 2010, and was primarily related to various additions to property and equipment ($8.6 million), business acquisitions ($1.4 million) and purchase of short-term investments ($10.9 million), partially offset by proceeds from the sale of short-term investments ($12.4 million).

Net cash used in financing activities totaled $26.5 million and was primarily related to the stock buyback program ($19.5 million) and loan repayments of $39.9 million, partly offset by $30.2 million in borrowings from banks and $3.0 million generated through issuance of new shares from the exercise of stock options.

The Company expects that its capital expenditures will be approximately $13.1 million in fiscal year 2011.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under our credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

The following table illustrates the Company’s contractual obligations as of September 30, 2010:

		Payments due by period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long and short-term debt	$20,661	$5,173	$11,060	$4,428	$—
Pension obligations	18,461	518	1,533	1,771	14,639
Operating lease obligations	29,970	8,228	9,457	4,667	7,618
Purchase obligations *	99,854	82,306	17,548	—	—
Interest obligation	2,085	733	1,103	249	—
Other short- and long-term obligations	3,389	1,173	551	230	1,435

Total	$174,420	$98,131	$41,252	$11,345	$23,692

*	Purchase obligations include payments due under various types of agreements to purchase raw materials or other goods.

Note – Uncertain tax benefit liabilities of $ 0.6 million are not incuded in the Company’s contractual obligation tabe, as we can not make reasonable estimates about the timing of any required payments related to these liabilities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities, except for the remaining unused credit lines amounting $80.3 million.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 64% of its net sales are denominated in other currencies, primarily the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, Canadian dollar, and Chinese RMB. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $17.6 million at September 30, 2010, as compared to $40.6 million at September 30, 2009.

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

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in sales, gross profit and income from operations include the effect of fluctuations in foreign currency exchange rates. The Company’s management reviews and analyzes business results on a constant currency basis and believes these results represent the Company’s underlying business trends without distortion due to currency fluctuations. The Company believes that this “constant currency” financial information is a useful measure for investors because it reflects actual changes in operations.

The following chart compares our net sales, gross profit, and income from operations for each of fiscal years 2010, 2009, and 2008, to the equivalent financial results calculated on a “constant currency” basis. Because this “constant currency” financial information does not conform to Generally Accepted Accounting Principles, it is presented under the caption “Non-GAAP Constant Currency”:

	Fiscal Year 2010		Fiscal Year 2009		Fiscal Year 2008

	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency

	(in millions)
Net sales	$423.6	$422.2	$349.6	$378.1	$575.3	$530.2
Gross profit	166.3	165.1	131.2	139.9	248.0	232.5
Income from operations	44.0	43.2	8.7	7.7	96.3	92.1

Between fiscal year 2009 and 2010, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 0.3%. The impact of fluctuations in exchanges rates of foreign currencies against the U.S. dollar was to increase net sales and gross profit by $1.4 million and $1.2 million, respectively, because approximately 64% of fiscal year 2010 sales were denominated in other currencies, primarily the Euro. These exchange rate fluctuations had the effect of increasing operating expense by $0.4 million, thereby increasing income from operations by $0.8 million.

Between fiscal year 2009 and 2008, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 10.5%. The impact of this weakening was to decrease net sales and gross profit by $28.5 million and $8.7 million, respectively, because approximately 72% of sales were denominated in other currencies, primarily the Euro. This weakening of the Euro had the effect of decreasing operating expenses by $29.5 million, thereby increasing income from operations only by $1.0 million.

Between fiscal year 2008 and 2007, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 11.3%. The impact of this strengthening was to increase net sales and gross profit by $45.1 million and $15.8 million, respectively, because approximately 69% of fiscal year 2008 sales were denominated in other currencies, primarily the Euro. However, because more than 69% of operating expenses were also denominated in these other currencies, this same strengthening of the Euro had the effect of increasing operating expenses and thereby reducing the overall exchange rate effect on income from operations to an increase of $4.2 million.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are also described in Note 1 of the consolidated financial statements. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

Warranty Reserves

The Company provides reserves for the estimated costs of product warranties when revenue is recognized. The Company relies upon historical experience, expectations of future conditions, and its service data to estimate its warranty reserve. The Company continuously monitors these data to ensure that the reserve is sufficient. Warranty costs have historically been within our expectations. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims (such costs may include material, labor, and travel costs), revisions to the estimated warranty liability would be required. Increases in reserves will impact operating income during the period.

Pension Obligations

The determination of the Company’s obligation and expense for pension is dependent on the selection of certain actuarial assumptions in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates, and rates of future compensation increases. In addition, the Company provides the actuarial consultants with subjective factors such as withdrawal rates and mortality rates to develop their calculations of these amounts. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension benefits expense the Company has recorded or may record.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the consolidated financial statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

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

Accounting Pronouncements Recently Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company’s second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 2 “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new accounting guidance that requires enhanced annual disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements, using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The new guidance resulted in enhanced disclosures beginning with the Company’s Form 10-K for the year ended September 30, 2010 included herein.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which was effective for the Company on October 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be presented as a component of equity separate from the parent’s equity. It also requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The new guidance has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented herein.

In June 2008, ASC Topic 260, “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment required certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance was effective for the company on October 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements, and the impact it will have on the Company’s consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2010

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (fiscal year 2011 for the Company), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period will be effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

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

Interest Rate Sensitivity

As of September 30, 2010, the Company maintained cash equivalents and short-term investments of $116.3 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than one year. If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be less than $0.1 million.

As of September 30, 2010, the Company had $5.2 million of variable rate debt on which the interest rate is reset every three months, $2.8 million of variable rate debt on which the interest rate is reset every six months, $2.4 million of variable rate debt on which the interest rate is reset every twelve months and $10.3 million of fixed rate debt. Maturities of this debt are as follows: $5.2 million is due in 2011, $3.1 million is due in 2012, $7.9 million is due in 2013, $1.5 million is due in 2014, and $3.0 million is due in 2015. A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into an interest rate swap agreement of total notional amount of Euro 3.8 million (equivalent to $5.2 million based on the exchange rate at September 30, 2010) to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates, that is included in the previous paragraph as variable debt.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2010, the Company held Japanese yen forward exchange options with notional amounts of less than Euro 0.1 million and Japanese yen forward exchange options with notional amount of less than $0.2 million. The gains or losses resulting from a 10% change in currency exchange rates would be approximately less than $0.1 and $0.1 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2010. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of our fiscal year ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2010, the end of its fiscal year. Management based its assessment on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders to be held in March 2011, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders to be held in March 2011, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2002 Equity Incentive Plan	2,030,200	21 1/4	—
2007 Incentive Stock Plan	933,000 *	26 1/5	318,750

Total equity compensation plans approved by security holders	2,963,200	22 4/5	318,750
Equity compensation plans not approved by security holders	—	—	—

Total	2,963,200	22 4/5	318,750

The remaining information required by this is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders to be held in March 2011, and is incorporated by reference herein.

* Does not included 36,000 shares that were issued as the annual grants of shares of common stock to outside Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, and “Certain Relationships and Related Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders to be held in March 2011, and is incorporated by reference herein.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract upon two-year notice. The Company paid expenses, mainly for rental expenses, $0.9 million, $0.9 million, and $1 million, to Mr. Baasel during fiscal years 2010, 2009, and 2008, respectively.

The Company believes that all transactions noted above, have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2010 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2004, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants” in the definitive form of the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders to be held in March 2011, is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1.	Consolidated Financial Statements

The following financial statements are filed as part of this Form 10-K:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets as of September 30, 2010, and 2009	F-3

		Consolidated Statements of Operations for the years ended September 30, 2010, 2009, and 2008	F-4

		Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended September 30, 2010, 2009, and 2008	F-5

		Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009, and 2008	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts	F-32

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

	3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

3.2	By-Laws of the Company (**)

4.1	Form of Rights Agreement (*)

10.1	Form of Sale and Transfer Agreement between Siemens Aktiengesellschaft and Rofin-Sinar Technologies Inc. (*)

10.2	Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin- Sinar Technologies Inc. (*)

10.3	Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar, Inc., Siemens Corporation, and Siemens Power Corporation (*)

10.4	Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5	Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation, Rofin-Sinar Laser GmbH, and Marubeni Corporation (*)

10.6	Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar Laser GmbH, Marubeni Corporation, and Nippei Toyama Corporation (*)

10.7	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin-Sinar Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin-Sinar Laser GmbH (in German, English summary provided) (*)

10.9	Lease Agreement, dated March 25, 1993, between DR Group and Rofin-Sinar, Incorporated (Concept Drive property) (*)

10.10	Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*) (a)

10.11	Form of 1996 Equity Incentive Plan (*) (a)

10.12	Form of 1996 Non-Employee Directors’ Stock Plan (*) (a)

10.13	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)

10.14	Form of Employment Agreement, dated as of September 2, 1996, among Peter Wirth, Rofin- Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (a)

10.15	Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*) (a)

10.16	English Translation of Acquisition Agreement, dated as of April 29, 2000, by and between Mannesmann Demag Krauss-Maffei AG and Rofin-Sinar Laser GmbH (****)

10.17	English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

EXHIBIT NUMBER	DESCRIPTION

10.18	Lease Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

10.19	2002 Equity Incentive Plan (*****) (a)

10.20	2007 Incentive Stock Plan (*******) (a)

14.1	Code of Business Ethics (******)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**)	Incorporated by reference to the exhibit filed with the Company’s Quarterly Report for the period ended March 31, 1998.

(***)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 18, 2001.

(*****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

(*******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 25, 2007.

(a)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 2010	ROFIN-SINAR TECHNOLOGIES INC.

	By:	/s/	Günther Braun

Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/	Peter Wirth	Chairman of the Board	November 30, 2010

Peter Wirth

/s/	Günther Braun	President, Chief Executive Officer,	November 30, 2010
and Director
Günther Braun

/s/	Ingrid Mittelstaedt	Chief Financial Officer	November 30, 2010

Ingrid Mittelstaedt

/s/	Ralph Reins	Director	November 30, 2010

Ralph Reins

/s/	Gary Willis	Director	November 30, 2010

Gary Willis

/s/	Carl F. Baasel	Director	November 30, 2010

Carl F. Baasel

/s/	Daniel Smoke	Director	November 30, 2010

Daniel Smoke

/s/	Stephen Fantone	Director	November 30, 2010

Stephen Fantone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rofin-Sinar Technologies Inc. and Subsidiaries
Plymouth, Michigan

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15 (the “financial statement schedule”). We also have audited the Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Detroit, MI
November 30, 2010

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,

	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$110,628	$116,128
Short-term investments	5,691	2,856
Refundable income taxes	—	214
Accounts receivable, trade	100,659	82,890
Less allowance for doubtful accounts	(3,020)	(3,533)

Trade accounts receivable, net	97,639	79,357
Accounts receivable from related party (note 14)	294	625
Other accounts receivable	3,886	2,640
Inventories, net (note 3)	151,759	136,448
Prepaid expenses	3,801	2,685
Deferred income tax assets (note 11)	13,657	13,962

Total current assets	387,355	354,915
Long-term investments (note 4)	4,950	9,350
Property and equipment, at cost (note 5)	121,114	122,298
Less accumulated depreciation	(68,463)	(66,563)

Property and equipment, net	52,651	55,735
Deferred income tax assets (note 11)	12,865	14,249
Goodwill (note 6)	89,796	93,790
Intangibles, net (note 6)	10,178	11,177
Other assets	397	291

Total assets	$558,192	$539,507

LIABILITIES AND EQUITY
Current liabilities:
Line of credit and short-term borrowings (note 8 and 9)	$5,173	$18,983
Accounts payable, trade	23,173	13,146
Accounts payable to related party (note 14)	566	551
Income taxes payable (note 11)	7,114	—
Deferred income tax liabilities (note 11)	1,722	1,567
Accrued liabilities (note 7)	62,164	46,389

Total current liabilities	99,912	80,636
Long-term debt (note 9)	15,488	12,426
Pension obligations (note 12)	18,163	17,097
Deferred income tax liabilities (note 11)	4,196	4,643
Other long-term liabilities	2,957	3,011

Total liabilities	140,716	117,813
Commitments (note 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 31,951,500 shares issued at September 30, 2010 (31,749,400 shares issued at September 30, 2009)	320	318
Additional paid-in capital	205,100	196,185
Retained earnings	333,491	303,651
Accumulated other comprehensive income	14,399	38,176
Treasury shares, at cost, 3,683,504 shares at September 30, 2010 (2,829,581 at September 30, 2009)	(139,453)	(119,996)

Total Rofin-Sinar Technologies Inc. stockholders’ equity	413,857	418,334
Noncontrolling interest in subsidiaries	3,619	3,360

Total equity	417,476	421,694

Total liabilities and equity	$558,192	$539,507

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008
(dollars in thousands, except share and per share amounts)

	Years ended September 30,

	2010	2009	2008

Net sales	$423,570	$349,579	$575,278
Cost of goods sold	257,316	217,532	326,861

Gross profit	166,254	132,047	248,417

Selling, general and administrative expenses	89,908	88,906	105,077
Research and development expenses	30,137	31,500	41,113
Amortization expense	2,250	3,559	6,769

Income from operations	43,959	8,082	95,458

Other expense (income):
Interest income	(601)	(1,442)	(5,291)
Interest expense	976	1,751	2,331
Foreign currency losses (gains)	(1,490)	(4,178)	1,011
Miscellaneous	(827)	(2,749)	(392)

Total other expense (income), net	(1,942)	(6,618)	(2,341)

Income before income taxes	45,901	14,700	97,799
Income tax expense (note 11)	15,442	5,197	33,466

Net income	30,459	9,503	64,333
Less: net income attributable to the noncontrolling interest	619	340	574

Net income attributable to RSTI	$29,840	$9,163	$63,759

Net income attributable to RSTI per share (note 13):
Basic	$1.04	$0.32	$2.15
Diluted	$1.02	$0.31	$2.09

Weighted average shares used in computing earnings per share (note 13):

Basic	28,807,130	28,911,559	29,639,876

Diluted	29,211,850	29,193,771	30,446,319

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008
(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non- Controlling Interests	Total Equity

BALANCES at September 30, 2007	31,141,600	$312	$177,048	$229,815	$41,748	—	$448,923	$3,794	$452,717
Uncertain tax positions		—	—	914	—	—	914	—	914
Comprehensive income:
Fair value of interest swap agreement		—	—	—	(147)	—	(147)	—	(147)
Defined benefit pension plan:
Net gain arising during period (net of taxes $690)		—	—	—	1,588	—	1,588	—	1,588
Foreign currency translation adjustment		—	—	—	(4,831)	—	(4,831)	—	(4,831)
Net income		—	—	63,759	—	—	63,759	574	64,333

Total comprehensive income							60,369	574	60,943
Common stock issued in connection with:
Stock incentive plans	584,600	5	12,043	—	—	—	12,048	—	12,048
Purchase of noncontrolling interests		—	—	—	—	—	—	(1,973)	(1,973)
Dividend payments		—	—	—	—	—	—	(108)	(108)
Less common shares held in treasury, at cost	(2,829,581)	—	—	—	—	(119,996)	(119,996)	—	(119,996)

BALANCES at September 30, 2008	28,896,619	$317	$189,091	$294,488	$38,358	$(119,996)	$402,258	$2,287	$404,545

Comprehensive income:
Fair value of interest swap agreement		—	—	—	(216)	—	(216)	—	(216)
Defined benefit pension plan:
Net loss arising during period (net of taxes $1,585)		—	—	—	(3,176)	—	(3,176)	—	(3,176)
Foreign currency translation adjustment		—	—	—	3,210	—	3,210	—	3,210
Net income		—	—	9,163	—	—	9,163	340	9,503

Total comprehensive income							8,981	340	9,321
Acquisition of NELC								733	733
Common stock issued in connection with:
Stock incentive plans	23,200	1	7,094	—	—	—	7,095	—	7,095

BALANCES at September 30, 2009	28,919,819	$318	$196,185	$303,651	$38,176	$(119,996)	$418,334	3,360	$421,694

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED
YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008
(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non- Controlling Interests	Total Equity

BALANCES at September 30, 2009	28,919,819	$318	$196,185	$303,651	$38,176	$(119,996)	$418,334	$3,360	$421,694
Comprehensive income:
Fair value of interest swap agreement		—	—	—	31	—	31	—	31
Defined benefit pension plan:
Net loss arising during period (net of taxes $290)		—	—	—	(825)	—	(825)	—	(825)
Foreign currency translation adjustment		—	—	—	(22,983)	—	(22,983)		(22,983)
Net income		—	—	29,840	—	—	29,840	619	30,459

Total comprehensive income							6,063	619	6,682
Common stock issued in connection with:
Stock incentive plans	202,100	2	8,915	—	—	—	8,917	—	8,917
Dividend payments		—	—	—	—	—	—	(360)	(360)
Less common shares held in treasury, at cost	(853,923)	—	—	—	—	(19,457)	(19,457)	—	(19,457)

BALANCES at September 30, 2010	28,267,996	$320	$205,100	$333,491	$14,399	$(139,453)	413,857	$3,619	$417,476

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2010, 2009, AND 2008
(dollars in thousands)

	Years ended September 30,

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,459	$9,503	$64,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,646	12,984	16,362
Issuance of restricted stock	260	366	439
Provision for doubtful accounts	421	1,004	730
Exchange rate gains	(1,864)	(171)	(1,804)
(Gain) Loss on disposal of property and equipment	49	(35)	(32)
Stock-based compensation expenses	5,647	6,089	5,863
Deferred income taxes	206	(2,715)	(177)
Change in operating assets and liabilities:
Accounts receivable, trade	(21,761)	38,041	(13,134)
Other accounts receivable	(1,441)	756	1,001
Inventories	(21,203)	21,026	(15,355)
Prepaid expenses and other	(2,030)	667	(1,096)
Accounts payable	10,773	(9,235)	2,040
Income taxes payable	7,269	(6,241)	(27,522)
Accrued liabilities and pension obligations	18,413	(16,634)	914

Net cash provided by operating activities	36,844	55,405	32,562

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(8,617)	(7,791)	(14,485)
Proceeds from the sale of property and equipment	234	531	741
Purchases of short-term investments	(10,913)	(2,335)	(128,506)
Sales of short-term and long-term investments	12,441	3,675	224,650
Acquisition of businesses, net of cash acquired	(1,400)	(12,293)	(30,153)

Net cash provided by (used in) investing activities	(8,255)	(18,213)	52,247

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank	30,206	11,833	53,704
Repayments to bank	(39,948)	(48,024)	(29,122)
Purchase of treasury stock	(19,457)	—	(119,996)
Issuance of common stock	3,006	176	5,180
Excess tax benefit from stock options	4	464	—
Payments to subsidiary’s minority shareholders	(360)	—	(223)

Net cash used in financing activities	(26,549)	(35,551)	(90,457)

Effect of foreign currency translation on cash	(7,540)	1	1,676

Net increase (decrease) in cash and cash equivalents	(5,500)	1,642	(3,972)
Cash and cash equivalents at beginning of year	116,128	114,486	118,458

Cash and cash equivalents at end of year	$110,628	$116,128	$114,486

Cash paid during the year for interest	$814	$1,949	$2,046

Cash paid during the year for income taxes	$5,237	$13,651	$63,118

Non-cash investing and financing activities:
Investments of $11,550 that were previously recorded as short-term were reclassified to long-term in fiscal 2008.

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010, 2009, and 2008
(dollars in thousands, except per share amounts)

1.     SUMMARY OF ACCOUNTING POLICIES

Description of the Company and Business

The primary business of Rofin-Sinar Technologies Inc. (“Rofin” or “RSTI” or “the Company”) is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company’s customers are in the machine tool, automotive and semiconductor and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2010, 2009, and 2008, Rofin generated approximately 60%, 58%, and 65%, respectively, of its revenues from the sale of lasers and laser systems. For the years ended September 30, 2010, 2009, and 2008, approximately 40%, 42%, and 35%, respectively, were generated from aftermarket support for the Company’s existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc., its wholly-owned subsidiaries Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), Rofin-Baasel Canada Ltd., Dilas Diodelaser, Inc., Corelase Oy, Nufern, Rofin-Sinar Technologies Europe S.L. (“RSTE”) and its 80%-owned subsidiaries Nanjing Eastern Laser Company, Ltd. (“NELC”) and Nanjing Eastern Technologies Company, Ltd. (“NET”). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 100% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte., Ltd., 100% of Rofin-Baasel Espana S.L. (“RBE”), 100% of Rofin-Baasel Taiwan Ltd., 100% of Rofin-Baasel Korea Co., Ltd., and 100% of Rofin-Baasel Swiss AG.

Rofin Baasel UK Ltd. owns 100% of ES Technology Ltd. (“EST”). The financial statements of EST include the consolidated accounts of Laser Service Ltd.

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation, its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, Rofin-Baasel Lasertech GmbH & Co. KG (formerly Carl Baasel Lasertechnik GmbH & Co. KG) (“CBL”), its 100%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft GmbH, its 80%-owned subsidiary m2k-laser GmbH (“m2k”), and its 80%-owned subsidiary Rofin-Baasel China Co., Ltd.

CBL includes the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel, Inc., WB-PRC Laser Service GmbH, and PMB Elektronik GmbH, and its 85%-owned subsidiary H2B Photonics GmbH.

Dilas includes the consolidated accounts of its 95%-owned subsidiary Dilas Diodelaser China Co., Ltd.

All intercompany balances and transactions have been eliminated in consolidation.

Acquisitions and Formation of New Entities

The Company uses the acquisition method of accounting for its acquisitions with the respective results of operations included in the consolidated results from the date of acquisition.

•

On December 3, 2007, the Company purchased the remaining 19% of the share capital of Rofin-Sinar UK Ltd. through RSTE under an option agreement between the Company and the former minority shareholders. The Company now holds 100% of the share capital of Rofin-Sinar UK Ltd. This purchase resulted in goodwill of $5.6 million.

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

•	In fiscal year 2008, the Company formed Dilas Diodelaser China Co., Ltd. in Nanjing (China) through its 95%-owned subsidiary Dilas Diodenlaser GmbH as a 95%-owned subsidiary.

•	In fiscal year 2008, the Company formed Nanjing Eastern Technologies Company, Ltd. in Nanjing (China) as an 80%-owned subsidiary.

•	Effective July 1, 2008, the Company formed Rofin-Baasel Swiss AG in Biel (Switzerland) as a wholly-owned subsidiary through its wholly-owned subsidiary RSTE.

•

Effective March 11, 2009, the Company made the final payment for the outstanding earn-out, and acquired the remaining 10% of share capital of Optoskand AB through its wholly-owned subsidiary Rofin-Sinar Laser GmbH under an option agreement. This purchase resulted in additional goodwill of $0.7 million.

•

Effective April 9, 2009, the Company acquired 80% of the equity of China-based Nanjing Eastern Laser Company, Ltd. (NELC) through two separate cash transactions. NELC’s product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment. This purchase resulted in goodwill of $4.3 million.

•

Effective April 12, 2010, the Company, through its wholly-owned subsidiary Nufern, purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc. This purchase resulted in additional goodwill of approximately $0.4 million.

None of these acquisitions were material for the purpose of proforma presentation.

Fair Value

The Company’s cash, investments, accounts receivable, other assets, accrued liabilities and other liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s notes payable are at variable interest rates that approximate market. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models may be applied.

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

Total depreciation expense for the years ended September 30, 2010, 2009, and 2008, amounted to $9.4 million, $9.4 million, and $9.6 million, respectively.

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

Sales to end-user customers and resellers typically do not have customer acceptance provisions and only certain of the original equipment manufacturer (“OEM”) customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at a Company site or by the customer’s acceptance of the results of a testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs. The Company records revenues net of volume discount rebates that are earned by certain OEM-customers, based on sales levels, pursuant to contractual agreements.

The vast majority of our sales are made to OEMs, resellers, and end-users in the industrial market. Sales made to OEMs and resellers in the industrial market do not require installation of the products by the Company, as installation is performed by the customer and are not subject to other post-delivery obligations. For end-users, where the Company has agreed to perform installation or provide training, the Company defers revenue related to installation or training services until installation is completed or training is provided, measured based on the fair value of such services.

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

Foreign Currency Translation

The assets and liabilities of the Company’s operations outside the United States are translated into U.S. dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated using a weighted average exchange rate during the period. Gains or losses resulting from the translation of foreign currency financial statements are recorded as a separate component of stockholders’ equity. Effective October 1, 2009, we began presenting gains and losses resulting from the remeasurement of foreign currency transactions as a component of “Other expense (income)”. Prior to October 1, 2009, we included gains and losses resulting from the remeasurement of foreign currency transactions as a component of cost of sales and sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. Prior period amounts have been recast to conform to the current period presentation as follows: $0.9 million net exchange losses and $1.5 million of net exchange gains for the period ended September 30, 2009, and $0.4 million net exchange losses and $1.3 million of net exchange gains for the period ended September 30, 2008, were reclassified to “Foreign currency losses (gains)” within “Other expense (income)” from “Cost of Goods Sold” and “SG&A” expenses, respectively.

Earnings per Share (“EPS”)

Basic EPS is computed by dividing net income attributable to RSTI by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from common stock equivalents (stock options).

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, pension liability adjustments, and fair value of interest rate swap agreements, and is presented in the consolidated statements of stockholders’ equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

	September 30,

	2010	2009	2008

Foreign currency translation adjustment	$17,614	$40,597	$37,388
Defined benefit pension plans (net of tax effect of $1,553 in 2010, $1,263 in 2009, and $323 in 2008)	(3,187)	(2,362)	814
Fair value of interest swap agreements (net of tax effect of $11 in 2010, $22 in 2009, and $59 in 2008)	(28)	(59)	156

Total accumulated other comprehensive income	$14,399	$38,176	$38,358

Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $2,586, $1,991, and $1,276, received for the years ended September 30, 2010, 2009, and 2008, respectively. The Company has no future obligations under such grants.

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

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2010, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.1 million and Japanese yen forward exchange options with notional amount of $0.2 million.

Operating Leases

The Company leases facilities under operating leases. Building lease agreements generally include rent escalation clauses. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Use of Estimates

Management of the Company makes a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reporting of revenues and expenses, to prepare these financial statements in conformity with generally accepted U.S. accounting principles. Significant items subject to such estimates and assumptions include the valuation allowance for receivables, inventory valuation, warranty liabilities, the valuation allowance for deferred tax assets, assets and obligations related to employee benefits, and share based payment awards. Actual results could differ from these estimates.

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

Recent Accounting Pronouncements Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company’s second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 2 “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued new accounting guidance that requires enhanced annual disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements, using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The new guidance resulted in enhanced disclosures beginning with the Company’s Form 10-K for the year ended September 30, 2010, included herein.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which was effective for the Company on October 1, 2009. Among other things, the new guidance requires that a noncontrolling interest in a subsidiary be presented as a component of equity separate from the parent’s equity. It also requires that consolidated net income be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests. The new guidance has been applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively to all periods presented herein.

In June 2008, ASC Topic 260, “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment required certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This Topic became effective October 1, 2009, and did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance was effective for the company on October 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s consolidated financial statements, and the impact it will have on the Company’s consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”), which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2010

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the company). This accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not. Earlier application is prohibited. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period will be effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company’s second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements

2.     FAIR VALUE MEASUREMENTS

Financial assets and liabilities, measured at fair value on a recurring basis, are classified on the valuation hierarchy in the table below:

September 30, 2010	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$110,628	$110,628	$—	$—
Short-term investments	5,691	5,691	—	—
Derivatives	(43)	—	(43)	—
Non-current auction rate securities	4,950	—	—	4,950

Total assets and liabilities at fair value	$121,226	$116,319	$(43)	$4,950

September 30, 2009	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$116,128	$116,128	$—	$—
Short-term investments	2,856	2,856	—	—
Derivatives	(83)	—	(83)	—
Non-current auction rate securities	9,350	—	—	9,350

Total assets and liabilities at fair value	$128,251	$118,984	$(83)	$9,350

The changes in the fair value measurement of investments using significant unobservable inputs (level 3) for the year ended September 30, 2010, are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

September 30, 2008	$11,550
Settlements	(2,200)

September 30, 2009	$9,350
Settlements	(4,400)

September 30, 2010	$4,950

3.     INVENTORIES

Inventories, net of obsolescence and lower of cost or market reserves, are summarized as follows:

	September 30,

	2010	2009

Finished goods	$22,518	$18,078
Work in progress	36,163	29,266
Raw materials and supplies	50,704	46,699
Demo inventory	14,686	16,030
Service parts	27,688	26,375

Total inventories	$151,759	$136,448

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $5.0 million at September 30, 2010. All sales were settled, for cash, at par value. At September 30, 2010, the Company held five individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company’s total liquidity. The Company has historically used a discounted cash flow model to determine the fair market value of these investments. This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods. As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

5.	PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,

	2010	2009

Buildings	$34,273	$36,152
Technical machinery and equipment	37,531	37,410
Construction in progress	2,857	1,759
Furniture and fixtures	21,421	21,916
Computers and software	8,506	8,370
Leasehold improvements	16,526	16,691

Total property and equipment, at cost	$121,114	$122,298

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2010 and 2009, are as follows:

	Germany	United States	Rest of World	Total

Balance as of September 30, 2008	$46,019	$16,862	$28,874	$91,755
Additional goodwill from acquisitions	—	5,045	5,087	10,132
Currency exchange differences	976	73	(406)	643

Balance as of September 30, 2009	$46,995	$13,240	$33,555	$93,790

Additional goodwill from acquisitions	—	430	—	430
Adjustment to goodwill from final purchase price allocation	—	—	—	—
Currency exchange differences	(2,998)	(225)	(1,201)	(4,424)

Balance as of September 30, 2010	$43,997	$13,445	$32,354	$89,796

The carrying values of other intangible assets are as follows:

	September 30, 2010		September 30, 2009

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Patents	$10,293	$5,983	$10,577	$5,477
Customer base	16,310	14,842	17,289	15,174
Other	19,275	14,875	18,132	14,170

Total	$45,878	$35,700	$45,998	$34,821

Patents are amortized on a straight-line basis over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Other intangible assets mainly comprised of software and unpatented technology are amortized on a straight-line basis between 1 and 16 years. Amortization expense for the years ended September 30, 2010, 2009, and 2008, was $2,250, $3,559, and $6,769, respectively. At September 30, 2010, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2010, is as follows:

2011	$1,900
2012	1,900
2013	1,900
2014	1,700
2015	1,400

7.	ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,

	2010	2009

Employee compensation	$20,814	$14,375
Warranty reserves	10,417	8,962
Other taxes payable	181	108
Customer deposits	16,531	8,973
Other	14,221	13,971

Total accrued liabilities	$62,164	$46,389

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions. The change in warranty reserves for the years ended September 30, 2010 and 2009, are as follows:

Balance at September 30, 2008	$12,337
Additional accruals for warranties during the period	439
Usage during the period	(3,774)
Currency translation	(40)

Balance at September 30, 2009	$8,962
Additional accruals for warranties during the period	5,872
Usage during the period	(3,918)
Currency translation	(499)

Balance at September 30, 2010	$10,417

8.	LINES OF CREDIT

The Company maintains $25,000 in short-term lines of credit in the U.S. As of September 30, 2010, $25,000 remained unused and available for future use. As of September 30, 2009, $10,000 was used under these lines of credit.

In addition, the Company’s non-U.S. subsidiaries have short-term credit lines amounting to $51,670, which allow them to borrow in the applicable local currency. At September 30, 2010 and 2009, direct borrowings under these agreements totaled $4,081 and $8,983, respectively. Additionally $3,300 and $4,184 were used for bank guarantees under those lines of credit as of September 30, 2010 and 2009, respectively. The remaining unused portion of the lines of credit at September 30, 2010, was $44,289, in aggregate. Interest rates vary from 0.95% to 2.53%, depending upon the country and the usage made of the available credit.

Furthermore, the Company also maintains credit lines specific to bank guarantees amounting to $13,219 and $2,933 as of September 30, 2010 and 2009, respectively, of which $2,168 and $331 was used as of September 30, 2010 and 2009, respectively.

9.	LONG-TERM DEBT

CBL maintains a loan amounting to $5,189. This loan will be repaid evenly over the next five years. The current portion of $1,092 is classified in “Line of credit and short term borrowings” in the consolidated balance sheet as of September 30, 2010.

In addition, CBL maintains long-term credit facilities of $6,828, which expire in 2013. Corelase Oy maintains long-term credit facilities of $2,047 which expire in 2012, $366 which expire in 2014, and $2,150 which expire in 2015.

As of September 30, 2010, $15,488 was borrowed under such facilities at an average interest rate of 4.52%. As of September 30, 2009, $12,426 was borrowed under such facilities at an average interest rate of 5.2%.

The Company is subject to financial covenants under some of these credit facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2010, the Company was in compliance with these covenants.

10.	COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2017 (see note 14). The lease agreements require payment of real estate taxes, insurance and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2010, are:

Fiscal year ending September 30,	Total

2011	$8,228
2012	6,140
2013	3,317
2014	2,458
2015	2,209
2016 and thereafter	7,618

Rent expense charged to operations for the years ended September 30, 2010, 2009, and 2008, approximated $9,066, $8,732, and $8,452, respectively.

Purchase obligations for payments due under various types of agreements to purchase raw materials and other goods as of September 30, 2010, are:

Less than 1 Year	82,306
1 - 3 Years	17,548
3 - 5 Years	—

11.	INCOME TAXES

Significant components of the income tax provision are as follows:

	Years ended September 30,

	2010	2009	2008

Current:
United States	$247	$306	$2,784
Foreign	12,799	7,605	30,859

Total current	13,046	7,911	33,643

Deferred:
United States	2,875	(2,596)	(350)
Foreign	(479)	(118)	173

Total deferred	2,396	(2,714)	(177)

Total income tax expense	$15,442	$5,197	$33,466

Income (Loss) before income taxes is attributable to the following geographic regions:

	Years ended September 30,

	2010	2009	2008

United States	$2,179	$(11,766)	$(3,077)
Germany	35,019	21,058	87,630
France	(31)	175	1,112
Italy	950	107	2,846
Singapore	554	298	2,315
United Kingdom	4,656	4,069	5,776
Japan	169	76	217
Other	2,405	683	980

Total income before income taxes	$45,901	$14,700	$97,799

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,

	2010	2009	2008

U.S. federal statutory tax rate	35%	35%	35%

Computed “expected” tax expense	$16,066	$5,145	$34,230
Difference between U.S. and foreign statutory rates	(2,296)	(1,594)	(5,048)
Other permanent differences	402	202	1,342
Adjustment of valuation allowance	149	456	(10)
Change in statutory tax rates	(112)	(80)	276
Other	1,233	1,068	2,676

Actual tax expense	$15,442	$5,197	$33,466

Total income taxes for the years ended September 30, 2010, 2009, and 2008, were allocated as follows:

	Years ended September 30,

	2010	2009	2008

Income taxes from operations	$15,442	$5,197	$33,466
Stockholders’ equity:
Tax benefit applicable to the exercise of stock options	(4)	(464)	(567)

Tax (benefit) expense applicable to defined benefit pension plan	(290)	(1,585)	690
Tax (benefit) expense applicable to the fair value of interest swap agreements	11	(81)	(118)

Total income tax	$15,159	$3,067	$33,471

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of net deferred income taxes are as follows:

	September 30,

	2010	2009

Deferred income tax assets:
Foreign
Net operating loss carryforwards	$4,291	$3,966
Pension obligations	1,641	1,039
Inventories	3,992	3,418
Accounts payable	206	213
Other	780	644

Total Foreign	10,910	9,280

United States:
Net operating loss carryforwards	9,548	10,423
Tax credits	122	1,663
Warranty reserve	488	375
Inventories	4,219	4,567
Allowance for doubtful accounts	380	452
Accrued liabilities	724	392
Pension obligations	777	981
Property & equipment	424	101
Stock-based compensation expense	1,552	1,143
Other	269	315

Total United States	18,503	20,412

Gross deferred income tax assets	29,413	29,692
Less: Valuation allowance	(3,568)	(3,318)

Net deferred income tax assets	$25,845	$26,374

Deferred income tax liabilities:
Foreign:
Property & equipment	(1,418)	(1,761)
Intangibles	(2,843)	(2,495)
Accounts receivable	(387)	(110)
Other	(311)	85

Total Foreign	(4,959)	(4,281)

United States:
Accounts receivable	—	(92)
Other current assets	(282)	—
Non-US earnings	—	—

Total United States	(282)	(92)

Gross deferred income tax liabilities	(5,241)	(4,373)

Net deferred income tax assets	$20,604	$22,001

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,

	2010	2009

Deferred income tax assets – current	$13,657	$13,962
Deferred income tax assets – non current	12,865	14,249
Deferred income tax liabilities – current	(1,722)	(1,567)
Deferred income tax liabilities – non current	(4,196)	(4,643)

Net deferred income tax assets	$20,604	$22,001

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

In its initial purchase price allocation in fiscal 2008, the Company had established a valuation allowance related to net operating loss carryforwards and tax credits at Nufern due to uncertainty regarding the Company’s ability to utilize these carryforwards and tax credits. As a result of further analysis of the statutory and regulatory limitations in fiscal 2009 at the federal level, the Company concluded that a portion of these carryforward amounts will be unavailable to the Company. These amounts have been removed from the amount of deferred income tax asset, and have likewise been removed from the related valuation allowance. Furthermore, as a result of analysis of projected future taxable income eligible to be offset by the remaining carryforwards, the Company concluded that a valuation allowance against the remaining federal carryforwards was not required. The adjustment to deferred taxes resulting from this analysis reduced the goodwill recorded as part of the Nufern purchase price allocation, and this analysis was performed as part of the finalization of the Nufern purchase price allocation in fiscal 2009.

At September 30, 2010, the Company had federal net operating tax loss carryforwards available of $18.5 million and state net operating tax loss carryforwards available of $43.5 million in the United States (which start to expire in 2028), $1.1 million in Germany, and $15.3 million in other European countries (which start to expire in 2013). As of September 30, 2010, deferred tax assets, net of valuation allowances related to these operating tax losses and tax credits, amounted to $10.8 million.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $330 million at September 30, 2010. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, they would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date. As of September 30, 2010, the Company’s gross unrecognized tax benefits totaled $0.6 million, which includes approximately $0.1 million of interest and penalties. Approximately $0.5 million of unrecognized tax benefits would impact the effective tax rate, if recognized. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

Balance at September 30, 2007	$242
Increases in tax positions for prior years	434
Increases in tax positions for current years	—
Settlements with taxing authorities	—

Balance at September 30, 2008	676
Increases in tax positions for prior years	—
Increases in tax positions for current years	—
Settlements with taxing authorities	(39)

Balance at September 30, 2009	637
Decreases in tax positions for prior years	(22)
Increases in tax positions for current years	—
Settlements with taxing authorities	—

Balance at September 30, 2010	$615

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2005. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for years before 2004.

12.	EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL, RBE and RS Inc. employees. The Company’s U.S. plan began in fiscal year 1995 and is funded. Any new employees hired after January 1, 2005, are not eligible for the RS Inc. pension plan. As is the normal practice with German companies, the German pension plan is unfunded. Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan. The Company’s Spanish plan began in fiscal year 2009 and is funded. The measurement date of the Company’s pension plans is September 30.

The determination of the Company’s obligation and expense for pension is dependent on the selection of certain actuarial assumptions in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates, and rates of future compensation increases. In addition, the Company’s actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop their calculations of these amounts. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension benefits expense the Company has recorded or may record.

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

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,

	2010	2009

Change in benefit obligation:
Projected benefit obligation at beginning of year	$23,055	$16,642
Service cost	811	730
Interest cost	1,201	1,130
Actuarial losses	1,366	4,636
Foreign exchange rate impacts	(967)	263
Benefits paid – total	(458)	(346)

Projected benefit obligation at end of year	25,008	23,055

Change in plan assets:
Fair value of plan assets at beginning of year	5,659	4,367
Actual return on plan assets	570	264
Employer contributions	510	1,150
Foreign exchange rate impacts	(2)	—
Benefits paid – funded plans	(190)	(122)

Fair value of plan assets at end of year	6,547	5,659

Funded status at end of year	$(18,461)*	$(17,396)*

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(18,461)	$(17,396)
Accumulated other comprehensive loss (pre-tax)	4,740	3,625

Net amount recognized	$(13,721)	$(13,771)

*$298 and $299 relate to expected payments in the following twelve months for the Company’s unfunded non-US plans and are therefore classified in current “Accrued liabilities” in the consolidated balance sheet as of September 30, 2010 and 2009, respectively.

The accumulated benefit obligation for defined benefit pension plans was $22,733 and $20,587 at September 30, 2010 and 2009, respectively.

	September 30,

	2010	2009

Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$25,008	$23,055
Accumulated benefit obligation	22,733	20,587
Fair value of plan assets	6,547	5,659

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost
Service Cost	$811	$730
Interest Cost	1,201	1,130
Expected return on plan assets	(459)	(389)
Amortization of net loss	140	—

Net periodic benefit cost	$1,693	$1,471

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss	1,115	4,761

Total recognized in other comprehensive income	$1,115	$4,761

Total recognized in net periodic benefit cost and other comprehensive income	$2,808	$6,232

The assumptions used in the valuation of the plan are as follows:

	September 30,

	2010	2009

Discount rate:
United States	5.50%	5.75%
Foreign	4.60%	5.40%
Expected return on plan assets
United States	7.75%	7.75%
Foreign	3.75%	4.0%
Rate of compensation increase
United States	3.0%	3.0%
Foreign	3.0%	3.0%

The Company recognizes the over (under) funded status of the defined benefit plans in the statement of financial position. The Company also recognizes, in other comprehensive income, certain gains and losses that arise during the period but are deferred under current pension accounting rules.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $518 in 2011, $792 in 2012, $741 in 2013, $817 in 2014, $954 in 2015, and $5,862 thereafter.

The Company’s pension plan asset allocations at September 30, 2010 and 2009, by asset category are as follows:

	2010			2009

	Dollar Value	Percentage	Target Allocation	Dollar Value	Percentage

Certificates of Deposit	$359	6%	5%	$327	6%
Equity Securities	3,016	46%	50%	2,858	50%
Debt Securities	3,172	48%	45%	2,474	44%

Total Plan Assets	$6,547	100%	100%	$5,659	100%

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

Investments in our defined benefit plan are stated at fair value. Level 1 assets are valued using quoted market prices that represent the asset value of the shares held by the trusts. The level 2 assets are investments in pooled funds, which are valued using a model to reflect the valuation of their underlying assets that are publicly traded with observable values. The fair value of our level 3 postretirement benefit plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios.

The fair values of our pension plan assets, by level within the fair value hierarchy, as of September 30, 2010, are as follows:

Asset Categories	Level 1	Level 2	Level 3	Total

Certificates of Deposit	$—	$359	$—	$359
Equity Securities
Small Cap	—	123	—	123
Mid Cap	—	269	—	269
Large Cap	—	960	—	960
Total Market Stock	—	583	—	583
International	—	917	—	917
Emerging Markets	—	164	—	164
Debt Securities
Bonds & Mortgages	—	2,295	—	2,295
Inflation Protected	—	325	—	325
High Yield	—	323	—	323
Money Market	—	200	—	200
Other	—	29	—	29

Total Plan Assets	$—	$6,547	$—	$6,547

RS Inc., RB Inc., PRC, Lee Laser, Rofin-Baasel Canada Ltd., Dilas Diodelaser Inc., and Nufern have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2010, 2009, and 2008, were $402, $334, and $559, respectively.

13.	EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,

	2010	2009	2008

Weighted number of shares for basic earnings per common share	28,807,130	28,911,559	29,639,876
Potential additional shares due to outstanding dilutive stock options	404,720	282,212	806,444

Weighted number of shares for diluted earnings per common share	29,211,850	29,193,771	30,446,319

The weighted-average diluted shares outstanding for the years ended September 30, 2010, 2009, and 2008, excludes the dilutive effect of approximately 1.6 million, 1.8 million, and 0.9 million stock options, respectively, since the impact of including these options in diluted earnings per share for these years was antidilutive.

14.	RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $584, $1,352, and $1,292, in fiscal years 2010, 2009, and 2008, respectively. The Company had purchases from its minority shareholder in Japan amounting to $48, only in fiscal year 2010. As of September 30, 2010 and 2009, the accounts receivable with the minority shareholder in Japan amounted to $294 and $625, respectively.

The Company maintains other accounts payable to related party in China amounting to $135 and in Japan amounting to $16 as of September 30, 2010.

The Company has accrued $342 at September 30, 2010, for the option to purchase the remaining interests in m2k and $73 was accrued for accumulated interest on these obligations as of September 30, 2010. In fiscal year 2010, the Company had expenses of $573, compared to $580 in fiscal year 2009, mainly for purchases of materials and services, to the minority shareholder of m2k.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease upon two-year notice. The Company paid expenses, mainly for rental expense of $871, $902, and $957, to Mr. Baasel during fiscal years 2010, 2009, and 2008, respectively.

15.	GEOGRAPHIC INFORMATION

Assets, revenues, and income before taxes, by geographic region attributed based on the geographic location of the RSTI entity are summarized below:

ASSETS

	September 30,

	2010	2009

North America	$209,677	$181,612
Germany	367,855	377,667
Other	231,809	210,186
Intercompany eliminations	(251,149)	(229,958)

Total assets	$558,192	$539,507

PROPERTY AND EQUIPMENT, NET

	September 30,

	2010	2009

North America	$11,714	$12,926
Germany	33,752	35,312
Other	7,234	7,548
Intercompany eliminations	(49)	(51)

Total long-lived assets	$52,651	$55,735

REVENUES - TOTAL BUSINESS

	Years ended September 30,

	2010	2009	2008

North America	$113,186	$89,203	$146,828
Germany	306,739	244,025	463,725
Other	158,864	131,322	181,556
Intercompany eliminations	(155,219)	(114,971)	(216,831)

	$423,570	$349,579	$575,278

INTERCOMPANY REVENUES

	Years ended September 30,

	2010	2009	2008

North America	$6,514	$4,106	$4,795
Germany	115,000	86,639	171,084
Other	33,705	24,226	40,952
Intercompany eliminations	(155,219)	(114,971)	(216,831)

	$—	$—	$—

EXTERNAL REVENUES

	Years ended September 30,

	2010	2009	2008

North America	$106,672	$85,097	$142,033
Germany	191,739	157,386	292,640
Other	125,159	107,096	140,605

	$423,570	$349,579	$575,278

INCOME BEFORE INCOME TAXES

	Years ended September 30,

	2010	2009	2008

North America	$2,414	$(11,809)	$(2,804)
Germany	35,019	21,058	87,630
Other	8,468	5,451	12,973

	$45,901	$14,700	$97,799

16.     ENTERPRISE WIDE INFORMATION

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

	September 30,

Product Category	2010	2009	2008

Laser macro products	$172,877	$140,362	$238,518
Laser marking and micro products	206,535	168,131	279,123
Components	44,158	41,086	57,637

	$423,570	$349,579	$575,278

17.     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended

	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010

Net sales	$93.0	$95.9	$110.3	$124.4
Gross profit	35.9	37.2	42.9	50.3
Net income	3.7	4.7	9.8	12.2
Net income attributable to RSTI	3.6	4.7	9.7	11.9
Earnings per share – Basic	0.12	0.16	0.34	0.42
Earnings per share – Diluted	0.12	0.16	0.33	0.42

	Quarters ended

	Dec. 31, 2008	March 31, 2009	June 30, 2009	Sept. 30, 2009

Net sales	$107.0	$75.6	$76.6	$90.5
Gross profit	42.7	27.9	26.6	34.8
Net income (loss)	7.8	1.2	(4.8)	5.4
Net income (loss) attributable to RSTI	7.6	1.2	(4.9)	5.3
Earnings (loss) per share – Basic	0.26	0.04	(0.17)	0.18
Earnings (loss) per share – Diluted	0.26	0.04	(0.17)	0.18

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

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of Company’s Common Stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. As of September 30, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.

19.     STOCK INCENTIVE PLANS

Effective March 15, 2008, the stockholders approved the Rofin-Sinar Technologies Inc. 2007 Incentive Stock Plan (“the 2007 Incentive Plan”). The 2007 Incentive Plan supersedes the Rofin-Sinar Technologies Inc. 1996 Non-Employee Directors’ Stock Plan and the Rofin-Sinar Technologies Inc. 2002 Equity Incentive Plan. Under the 2007 Incentive Plan, the Company has reserved 1,600,000 shares of common stock to provide for the grant of options to purchase common stock (“options”), grants of shares of common stock (“stock grants”), stock units, and stock appreciation rights (“SARs”) to certain eligible employees and to outside directors. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2010 or 2009, under this Plan. Non-qualified stock options were granted to officers and other key employees in fiscal years 2010 and 2009. During fiscal year 2010, outside directors each received 3,000 shares of common stock and 317,750 non-qualified stock options were granted to officers and other key employees. The terms of these issuances are the same as those described below.

Directors’ Plan

The Company had reserved 100,000 shares of common stock for the Directors’ Plan, which covered non-employee members of the Board of Directors. Under this plan each member of the Board of Directors who was not an employee of the Company and who was elected or continued as a member of the Board of Directors was entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock. The Directors’ Plan also provided that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in five equal installments from the date of grant and each of the following four anniversaries thereof. Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Company records compensation expense based on the fair market value of the common stock, as determined by the closing price at the date of issuance. A total of 40,500 shares are issued and outstanding under the plan at September 30, 2010. On March 15, 2008, this plan was superseded by the 2007 Incentive Plan, as discussed above.

Equity Incentive Plan

The Company also maintained the previous Equity Incentive Plans, whereby incentive and non-qualified stock options, restricted stock and performance shares were granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Equity Incentive Plans continues through 2011. Options generally vest over five years and expire not later than ten years after the date on which they are granted. On March 15, 2008, these Plans were superseded by the 2007 Incentive Plan, as discussed above.

The fair value of our stock options was estimated based on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in these calculations:

	September 30,

	2010 Grants	2009 Grants	2008 Grants

Weighted average grant date fair value	$10.42	$6.87	$18.51
Expected life	5 Years	5 Years	5 Years
Volatility	47.23%	50.3%	48.1%
Risk-free interest rate	2.52%	1.65%	2.36%
Dividend yield	0%	0%	0%
Annual forfeiture rate	2%	2%	2%

For purposes of the Black Scholes model, the Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three-year period ended September 30, 2010, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)

Outstanding at September 30, 2007	2,824,000	$36	6/7	7.22

Granted	321,250	$40	1/5
Exercised	(572,600)	$9
Forfeited	(5,350)	$26	2/5

Outstanding at September 30, 2008	2,567,300	$23	2/9	7.13

Granted	306,250	$15
Exercised	(11,200)	$15	3/4
Forfeited	(5,800)	$17	2/3

Outstanding at September 30, 2009	2,856,550	$22	2/5	6.50

Granted	317,750	$22	5/6
Exercised	(190,100)	$15	7/8
Forfeited	(21,000)	$28

Outstanding at September 30, 2010	2,963,200	$22	4/5	6.02	$14.5

Exercisable at September 30, 2010	1,868,450	$21	1/7	4.95	$11.2

As of September 30, 2010, there was $10.5 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 2.79 years. The total fair value of shares vested during the years ended September 30, 2010, 2009, and 2008, was $5.9 million, $5.1 million, and $5.3 million, respectively.

	Years ended September 30,

	2010	2009	2008

Total intrinsic value of stock options exercised	$1.5	$0.1	$19.0

Cash received from stock option exercises for the years ended September 30, 2010, 2009, and 2008, was $3.0 million, $0.2 million, and $5.2 million, respectively.

20.     SUBSEQUENT EVENTS

Effective October 15, 2010, the Company acquired LASAG AG in Thun (Switzerland), including the worldwide LASAG operations from The Swatch Group Ltd. in a cash transaction. As of the date of this Form 10-K filing the purchase price allocation is incomplete.

SCHEDULE II

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2010, 2009, and 2008
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions- Charged to Costs and Expenses	(Deductions)	Balance at End of Period

September 30, 2008	$3,206	$43	$730	$(332)	$3,647

September 30, 2009	$3,647	$7	$1,004	$(1,125)	$3,533

September 30, 2010	$3,533	$—	$422	$(935)	$3,020

Allowance for Inventory Reserve
Years ended September 30, 2010, 2009, and 2008
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions	Usage for Disposals and Scrap	Balance at End of Period

September 30, 2008	$14,717	$450	$6,012	$(3,495)	$17,720

September 30, 2009	$17,720	—	$4,844	$(3,688)	$18,876

September 30, 2010	$18,876	—	$5,413	$(4,344)	$19,945

INDEX TO EXHIBITS

Exhibit No.	Exhibit

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm,

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1356 Certification of Chief Financial Officer