Form 10-K/A
period 2010-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2010-12-23
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2010, originally filed on November 30, 2010 (the “Original 10-K”), of Rofin-Sinar Technologies Inc.., a Delaware corporation (the “Company” or “we”). We are filing this Amendment solely to correct an inadvertent clerical error on the cover page of the Original 10-K in which the box identifying the Company as a non-accelerated filer was incorrectly checked. The clerical error has been corrected in this Amendment by checking the “Accelerated filer” box on the cover page. This Amendment does not reflect events occurring after November 30, 2010 or otherwise modify or update the disclosures set forth in the Original 10-K, including the financial statements and notes thereto included in the Original 10-K.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this report:

	3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this report.

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2010	ROFIN-SINAR TECHNOLOGIES INC.

	By:	/s/	Günther Braun
Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/	Peter Wirth	Chairman of the Board	December 23, 2010
Peter Wirth

/s/	Günther Braun	President, Chief Executive Officer,	December 23, 2010
Günther Braun

/s/	Ingrid Mittelstaedt	Chief Financial Officer	December 23, 2010
Ingrid Mittelstaedt

/s/	Ralph Reins	Director	December 23, 2010
Ralph Reins

/s/	Gary Willis	Director	December 23, 2010
Gary Willis

/s/	Carl F. Baasel	Director	December 23, 2010
Carl F. Baasel

/s/	Daniel Smoke	Director	December 23, 2010
Daniel Smoke

/s/	Stephen Fantone	Director	December 23, 2010
Stephen Fantone

INDEX TO EXHIBITS

Exhibit No.	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1356 Certification of Chief Financial Officer