Form 10-Q
period 2010-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2011-02-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

28,531,989 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 8, 2011.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            December 31, 2010 and September 30, 2010                 4

          Condensed Consolidated Statements of Operations
            Three months ended December 31, 2010 and 2009            6

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Three months ended December 31, 2010 and 2009            7

          Condensed Consolidated Statements of Cash Flows
            Three months ended December 31, 2010 and 2009            9

          Notes to Condensed Consolidated Financial Statements      10

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      22

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               29

          Item 4  - Controls and Procedures                         30


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               31

          Item 1A - Risk Factors                                    31

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             31

          Item 3  - Defaults Upon Senior Securities                 32

          Item 4  - Removed and Reserved                            32

          Item 5  - Other Information                               32

          Item 6  - Exhibits                                        32

          SIGNATURES                                                32

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)


                                                  December 31,  September 30,
                                                      2010          2010
                                                   -----------   -----------
ASSETS

Current Assets
  Cash and cash equivalents                         $ 109,716      $ 110,628
  Short-term investments                                4,819          5,691
  Accounts receivable, net of allowance for
    doubtful accounts of $3,199 and $3,020,
    respectively                                      103,422         97,639
  Inventories, net (Note 5)                           168,578        151,759
  Other current assets and prepaid expenses            24,070         21,638
                                                   -----------     ----------
    Total current assets                              410,605        387,355

Long-term investments (Note 6)                          4,250          4,950
Property and equipment, net                            53,832         52,651
Goodwill (Note 7)                                      89,708         89,796
Other intangibles, net (Note 7)                        12,943         10,178
Other assets                                           13,321         13,262
                                                   -----------     ----------
    Total assets                                    $ 584,659      $ 558,192
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit and short-term borrowings          $  10,444      $   5,173
  Accounts payable, trade                              20,367         23,173
  Accounts payable to related party                       544            566
  Income tax payable                                   10,454          7,114
  Accrued liabilities (Note 8)                         71,366         63,886
                                                   -----------     ----------
    Total current liabilities                         113,175         99,912

Long-term debt                                         14,815         15,488
Pension obligations                                    18,122         18,163
Other long-term liabilities                             7,742          7,153
                                                   -----------     ----------
    Total liabilities                                 153,854        140,716

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets (Unaudited), Continued
              (dollars in thousands, except per share amounts)


Stockholders' equity

  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 32,181,000 (31,951,500 at September
    30, 2010) issued                                      322            320
  Additional paid-in-capital                          209,687        205,100
  Retained earnings                                   348,369        333,491
  Accumulated other comprehensive income                8,049        14,399
  Treasury shares, at cost, 3,683,504 shares
    (3,683,504 at September 30, 2010)(Note 11)       (139,453)     ( 139,453)
                                                   -----------     ----------
    Total Rofin-Sinar Technologies Inc.
      stockholders' equity                            426,974        413,857
  Noncontrolling interest in subsidiaries               3,831          3,619
                                                   -----------     ----------
    Total stockholders' equity                        430,805        417,476
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 584,659      $ 558,192
                                                   ===========     ==========
























See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended December 31, 2010 and 2009
            (dollars in thousands, except per share amounts)

                                                       Three Months
                                                     Ended December 31,
                                                   ----------------------
                                                      2010        2009
                                                   ----------  ----------
Net sales                                          $ 137,132   $  92,970
Cost of goods sold                                    80,765      57,099
                                                   ----------  ----------
    Gross profit                                      56,367      35,871
Selling, general, and administrative expenses         25,616      21,810
Research and development expenses                      8,627       7,719
Amortization expense                                     643         632
                                                   ----------  ----------
    Income from operations                            21,481       5,710

Other (income) expense:
  Interest income                                    (   168)    (   182)
  Interest expense                                       182         298
  Foreign currency income                            (   197)    (   202)
  Other income                                       (   734)    (   153)
                                                   ----------  ----------
    Income before income tax                          22,398       5,949

Income tax expense                                     7,308       2,247
                                                   ----------  ----------
    Net income                                        15,090       3,702

Less: Net income attributable to the
    noncontrolling interest                              212         118
                                                   ----------  ----------
    Net income attributable to RSTI                $  14,878    $  3,584
                                                   ==========  ==========

Net income attributable to RSTI per share
     Basic                                          $   0.52    $   0.12
     Diluted                                        $   0.51    $   0.12
                                                   ==========  ==========

Weighted-average shares used in computing earnings per share (Note 12):

    Basic                                         28,374,791  29,009,516
    Diluted                                       28,966,128  29,423,110
                                                  ==========  ==========





See accompanying notes to condensed consolidated financial statements


                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Three months ended December 31, 2010 and 2009
                                          (dollars in thousands)


                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 September 30, 2010      $  320  $ 205,100  $ 333,491  $  14,399    $(139,453) $  413,857    $  3,619     $  417,476
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --        --          22           --          22          --             22
  Defined benefit pension plan:
    Amortization of actuarial
    loss (net of taxes $10)  --         --        --          16           --          16          --             16
    Pension adjustment       --         --        --          24           --          24          --             24
  Foreign currency
    translation
    adjustment               --         --        --     (6,412)           --      (6,412)         --         (6,412)
  Net income                 --         --     14,878         --                   14,878         212         15,090
                                                                              -------------  ----------- -------------
Total comprehensive income                                                          8,528         212          8,740
Common stock issued for
  stock incentive plans       2      4,587        --	          --           --       4,589          --          4,589
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 December 31, 2010       $  322  $ 209,687  $ 348,369  $   8,049    $(139,453) $  426,974    $  3,831     $  430,805
                         ======= ========== ========== ============ ========== ============= =========== =============










                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Three months ended December 31, 2010 and 2009
                                          (dollars in thousands)



                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------

BALANCES at
 September 30, 2009      $  318  $ 196,185  $ 303,651  $  38,176    $(119,996) $  418,334     $ 3,360     $  421,694
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --         --         21           --          21          --             21
  Foreign currency
    translation
    adjustment               --         --         --    ( 7,304)          --    (  7,304)         --       (  7,304)
  Net income                 --         --      3,584	         --           --       3,584         118          3,702
                                                                              -------------  ----------- -------------
Total comprehensive income
    (loss)                                                                       (  3,699)        118       (  3,581)
Common stock issued for
  stock incentive plans       1      4,593         --	         --           --       4,594          --          4,594
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 December 31, 2009       $  319  $ 200,778  $ 307,235  $  30,893    $(119,996) $  419,229     $ 3,478     $  422,707
                         ======= ========== ========== ============ ========== ============= =========== =============




See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Three Months Ended December 31, 2010 and 2009
                          (dollars in thousands)
                                                          Three Months
                                                        Ended December 31,
                                                     ------------------------
                                                        2010          2009
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  (Note 2)                                $  15,090     $  3,702
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        2,959        3,100
     Stock-based compensation expenses                    1,388        1,463
     Other adjustments                                 (    356)         223
  Change in operating assets and liabilities:
     Accounts receivable, trade                        (  5,226)         567
     Inventories                                       (  8,786)   (     279)
     Accounts payable                                  (  3,445)          62
     Changes in other operating assets and liabilities    7,874    (   2,545)
                                                     -----------  -----------
       Net cash provided by operating activities          9,498        6,293
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          166           69
  Additions to property and equipment                  (  2,898)   (   1,350)
  Purchases of short-term investments                    (  883)          --
  Sales of short-term and long-term investments           2,356        3,440
  Acquisition of businesses, net of cash acquired      ( 11,286)          --
                                                      ----------   ----------
       Net cash provided by (used in)
            investing activities                       ( 12,545)       2,159
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                     764        5,279
  Repayments to banks                                  (    740)   (   5,856)
  Issuance of common stock                                2,755        2,868
  Excess tax benefit from stock options                     135            4
                                                      ----------   ----------
       Net cash used in financing activities              2,914        2,295
                                                      ----------   ----------
Effect of foreign currency translation on cash         (    779)   (   2,409)
                                                      ----------   ----------
Net increase (decrease) in cash and cash equivalents   (    912)       8,338
Cash and cash equivalents at beginning of period        110,628      116,128
                                                      ----------   ----------
Cash and cash equivalents at end of period             $109,716     $124,466
                                                      ==========   ==========

Cash paid for interest                                 $    137     $    308
Cash paid for taxes                                    $  4,257     $  1,778

See accompanying notes to condensed consolidated financial statements

               Rofin-Sinar Technologies Inc. and Subsidiaries
      Notes to Condensed Consolidated Financial Statements (Unaudited)
                           (dollars in thousands)

1.   Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2010, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as filed with the Securities and Exchange Commission on November 30, 2010.


2.   New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20") which requires additional disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period became effective for the Company on December 31, 2010, and did not have an impact on the Company's consolidated financial statements. The disclosures about activity that occurs during a reporting period are effective for the Company's second quarter of fiscal year 2011. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605)" ("ASU 2010-17"), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC Subtopic 820-10 which requires new disclosures for fair value measurements and provides clarification for existing fair value disclosure requirements. The amendment requires an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and to disclose information about purchases, sales, issuances and settlements separately in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs. This amendment clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The guidance became effective for the Company's second quarter of fiscal year 2010 except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 (fiscal year 2012 for the Company) and for interim periods within those fiscal years. The Company decided to early adopt the guidance for disclosures in the roll forward activity in Level 3 fair value measurements. The adoption of this guidance did not impact the Company's consolidated financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition related to multiple element arrangements. This guidance established a selling price hierarchy, which allows the use of estimated selling prices to allocate arrangement consideration to deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. We applied the new guidance to our revenue arrangements containing multiple deliverables that were entered into, or materially modified, on or after October 1, 2010. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements and is not expected to have a material effect on the Company's consolidated financial statements in subsequent periods.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses
(1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Topic became effective October 1, 2010, and did not have an impact on the Company's consolidated financial statements.

3.  Acquisitions

Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland) ("LASAG"), through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L.. Additionally, the Company acquired the worldwide LASAG selling and service operations. LASAG is one of the original laser companies with more than 30 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling and scribing applications to the medical device, automotive, electronic and aerospace industries. In addition, the company has special expertise in high-precision drilling and laser processing heads. This purchase resulted in goodwill of approximately $1.6 million and other intangibles, net of $2.4 million.


4.  Fair Value Measurements

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

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

                                            December 31, 2010
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $109,716   $109,716      $     --     $     --
Short-term investments           4,819      4,819            --           --
Derivatives                    (   14)        --       (     14)          --
Non-current auction rate
      securities (Note 5)        4,250         --            --        4,250
                              --------   ---------     ---------    ---------
Total assets and liabilities
at fair value                 $118,771   $114,535      $(    14)    $  4,250
                              ========   =========     =========    =========

                                            September 30, 2010
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $110,628   $110,628      $     --     $     --
Short-term investments           5,691      5,691            --           --
Derivatives                     (   43)        --      (     43)          --
Non-current auction rate
      securities (Note 5)        4,950         --            --        4,950
                              --------   ---------     ---------    ---------
Total assets and liabilities
at fair value                 $121,226   $116,319      $(    43)    $  4,950
                              ========   =========     =========    =========

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3) for the three-month period ended December 31, 2010, are as follows:

                                   Fair Value Measurements
                                Using Significant Unobservable
                                      Inputs (Level 3)
                                ------------------------------
September 30, 2010                       $   4,950
  Settlements                            (     700)
                                         ----------
December 31, 2010                        $   4,250
                                         ==========

5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

                                                December 31,   September 30,
                                                    2010           2010
                                                ------------   ------------
Finished goods                                   $  21,483       $  22,518
Work in progress                                    42,527          36,163
Raw materials and supplies                          58,648          50,704
Demonstration inventory                             15,877          14,686
Service parts                                       30,043          27,688
                                                -----------     -----------
    Total inventories, net                       $ 168,578       $ 151,759
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $23,540 and $19,945 at December 31, 2010, and September 30, 2010,
respectively.


6.   Long-Term Investments

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

Through auctions completed in the first three months of fiscal year 2011, the Company reduced its holdings of auction rate securities to approximately $4.3 million at December 31, 2010. All such auctions resulted in sales, for cash, at par value. At December 31 2010, the Company held four individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended December 31, 2010, are as follows:
                                                 United   Rest of
                                     Germany     States    World      Total
                                    ---------- --------- ---------- ---------
Balance as of September 30, 2010    $ 43,997    $ 13,445  $ 32,354  $ 89,796
Additions                                 --          --     1,575     1,575
Currency translation effect        (   1,070)    (    80)  (   513) (  1,663)
                                   ----------  ---------- --------- ---------
Balance as of December 31, 2010     $ 42,927    $ 13,365  $ 33,416  $ 89,708
                                   ==========  ========== ========= =========

The carrying values of other intangible assets are as follows:

                                 December 31, 2010       September 30, 2010
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                      $  10,500    $  6,191   $  10,293    $  5,983
  Customer base                   18,964      14,701      16,310      14,842
  Other                           20,815      16,444      19,275      14,875
                               ----------  ----------  ----------  ----------
  Total                         $ 50,279    $ 37,336    $ 45,878    $ 35,700
                               ==========  ==========  ==========  ==========

Amortization expense for the three-month periods ended December 31, 2010 and 2009, was $0.6 million for both periods. At December 31, 2010, estimated amortization expense for the remainder of fiscal 2011 and the next five fiscal years based on the average exchange rates as of December 31, 2010, is as follows:

  2011 (remainder)                          2.0 million
  2012                                      2.6 million
  2013                                      2.5 million
  2014                                      2.3 million
  2015                                      2.0 million
  2016                                      1.9 million

8.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                December 31,   September 30,
                                                    2010           2010
                                                -----------     -----------
Employee compensation                            $ 15,659           20,814
Warranty reserve                                   11,520           10,417
Customer deposits                                  24,358           16,531
Other taxes payable                                   202              181
Other                                              19,627           15,943
                                                -----------     -----------
Total accrued liabilities                        $ 71,366         $ 63,886
                                                ===========     ===========


9.  Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of December 31, 2010, the Company's gross unrecognized tax benefits totaled $0.6 million which includes approximately $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The change in warranty reserves for the three-month periods ended December 31, 2010 and 2009, are as follows:
                                                    2010           2009
                                                ------------   ------------
Balance at September 30,                         $ 10,417        $   8,962
Additional accruals for warranties
    during the period                               2,775              209
Usage during the period                         (   1,442)         (   625)
Currency translation                              (   230)         (   169)
                                                -----------     -----------
Balance at December 31,                          $ 11,520       $    8,377
                                                ===========     ===========


11.  Treasury Stock

On May 5, 2010, the Board of Directors authorized the Company to initiate buyback of up to $30.0 million of the Company's Common Stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. Through December 31, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.


12.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2010 or in the first quarter of fiscal 2011. Non-qualified stock options were granted to officers and other key employees in fiscal years 2010. During the three-month period ended December 31, 2010, outside directors each received 3,000 shares of Common Stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options to other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

No non-qualified options were granted in the three-month period ended December 31, 2010, and no additional stock options have been granted since then. The Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three months ended December 31, 2010, are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2010    2,963,200    $ 22 4/5       6.02
  Granted                        --          --
  Exercised              (  217,500)     12 5/8
  Cancelled                      --          --
  Forfeited              (    5,600)     27 1/2
                         -----------  -----------  -----------
Balance at
    December 31, 2010     2,740,100    $ 23 3/5       5.97      $  33.9
Exercisable at
    December 31, 2010     1,651,500    $ 22 1/4       4.91      $  22.4

As of December 31, 2010, there was $9.8 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 2.68 years.

During the three-month periods ended December 31, 2010 and 2009, the following activity occurred under the Incentive Stock Plan:

                                   (in millions)
                               ----------------------
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2010       2009
                               ----------  ----------
Total intrinsic value of stock
   options exercised              $ 3.8     $  1.4

Cash received from stock option exercises for the three-month period ended December 31, 2010, was $2.76 million.

13. Earnings Per Common Share

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

The calculation of the weighted average number of shares outstanding for each period is as follows:
                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2010       2009
                               ----------  ----------
Weighted-average number of
  shares for BASIC net income
  per common share             28,374,791  29,009,516
Potential additional shares
  due to outstanding dilutive
  stock options                   591,337     413,594
                               ----------  ----------
Weighted-average number of
  shares for DILUTED net
  income per common share      28,966,128  29,423,110
                               ==========  ==========

The weighted average diluted shares outstanding for the three-month periods ended December 31, 2010 and 2009, excludes the dilutive effect of approximately 1.2 million and 1.5 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.


14.  Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2010 and 2009:

                                 Three Months Ended
                                     December 31,
                               ----------------------
                                   2010       2009
                               ----------  ----------
Service cost                    $   198     $    210
Interest cost                       301          315
Expected return on plan assets  (   127)     (   115)
Amortization of net loss             26           35
                               ----------  ----------
Net periodic pension cost       $   398     $    445
                               ==========  ==========

15.  Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entity are summarized below:

                                               December 31,   September 30,
                                                  2010           2010
                                               ----------     ----------
      ASSETS
           North America                       $ 220,044      $ 209,677
           Germany                               377,187        367,855
           Other                                 254,428        231,809
           Intercompany eliminations           ( 267,000)     ( 251,149)
                                               ----------     ----------
                                               $ 584,659      $ 558,192
                                               ==========     ==========
      LONG-LIVED ASSETS
           North America                       $  11,401      $  11,714
           Germany                                34,012         33,752
           Other                                   8,458          7,234
           Intercompany eliminations           (      39)     (      49)
                                               ----------     ----------
                                               $  53,832      $  52,651
                                               ==========     ==========

                                                 Three Months Ended
                                                      December 31,
                                               -------------------------
                                                  2010           2009
                                               ----------     ----------
      NET SALES
           North America                       $  41,840      $  23,652
           Germany                                97,540         66,734
           Other                                  51,721         36,276
           Intercompany eliminations           (  53,969)      ( 33,692)
                                               ----------     ----------
                                               $ 137,132      $  92,970
                                               ==========     ==========

      INTERCOMPANY SALES
           North America                       $   3,776      $   1,036
           Germany                                37,954         25,111
           Other                                  12,239          7,545
           Intercompany eliminations            ( 53,969)      ( 33,692)
                                               ----------     ----------
                                               $      --      $      --
                                               ==========     ==========

                                                 Three Months Ended
                                                      December 31,
                                               -------------------------
                                                  2010           2009
                                               ----------     ----------
      EXTERNAL SALES
           North America                       $  38,064      $  22,616
           Germany                                59,585         41,623
           Other                                  39,483         28,731
                                               ----------     ----------
                                               $ 137,132      $  92,970
                                               ==========     ==========

      INCOME BEFORE INCOME TAX
           North America                       $   3,633      $(  1,392)
           Germany                                15,570          4,687
           Other                                   4,633          2,084
           Intercompany eliminations              (1,438)           570
                                               ----------     ----------
                                               $  22,398      $   5,949
                                               ==========     ==========


16.  Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:


                                                 Three Months Ended
                                                      December 31,
                                               -------------------------
                                                  2010           2009
                                               ----------     ----------
      Macro applications                        $  51,363     $  41,586
      Marking and micro applications               72,221        41,889
      Components                                   13,548         9,495
                                               ----------     ----------
                                                $ 137,132     $  92,970
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

During the first quarter of fiscal years 2011 and 2010, respectively, we realized approximately 37% and 45% of revenues from the sale and servicing of laser products used for macro applications, approximately 53% and 45% from the sale and servicing of laser products for marking and micro applications, and approximately 10% from the sale of components in both periods.

The first quarter results reflect an improved macro economic climate, in which North American sales stabilized, European markets strengthened and sales throughout the Asian markets marked a new quarterly high. Sales increased by 48%, order entry by 45%, and net income by 315% compared to the first quarter of last fiscal year. The high first quarter revenue was primarily driven by higher demand in most of the industries we serve, particularly in the consumer electronics industry. Conversely, demand in the semiconductor industry softened, as anticipated. The recovering global macroeconomic climate and the high backlog provide a solid basis for the upcoming quarter.

At December 31, 2010, Rofin-Sinar had 1,902 employees compared to 1,718 employees at December 31, 2009.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                   Three Months
                                 Ended December 31,
                               ----------------------
                                  2010       2009
                               ----------  ----------
Net sales                        100.0%       100.0%
Cost of goods sold                58.9%        61.4%
Gross profit                      41.1%        38.6%
Selling, general and
  administrative expenses         18.7%        23.5%
Research and development expenses  6.3%         8.3%
Intangibles amortization           0.5%         0.7%
Income from operations            15.7%         6.1%
Income before income taxes        16.3%         6.4%
Net income attributable
  to RSTI                         10.8%         3.9%

Net Sales - Net sales of $137.1 million represent an increase of $44.1 million, or 48%, for the three-month period ended December 31, 2010, as compared to the corresponding period in fiscal 2010. The increase for the three months ended December 31, 2010, resulted from a net sales increase of $33.9 million, or 44%, in Europe and Asia, and an increase of $10.2 million, or 62%, in North America, compared to the corresponding period in fiscal 2010. The U.S. dollar strengthening against foreign currencies, primarily against the Euro, for the three-month period ended December 31, 2010, had an unfavorable effect on net sales of $6.5 million.

Net sales of laser products for macro applications increased by $9.8 million, or 24%, to $51.4 million for the three-month period ended December 31, 2010, as compared to the corresponding period of fiscal 2010. The increase can be mainly attributed to the higher demand for our lasers for macro applications in the machine tool and automotive industries.

Net sales of lasers for marking and micro applications increased by $30.3 million, or 72%, to $72.2 million for the three-month period ended December 31, 2010, mainly due to higher revenues from the consumer electronics and solar industries, as well as sales attributable to the LASAG acquisition.

Revenues for the components business for the three-month period ended December 31, 2010, increased by $4.1 million, or 43%, to $13.5 million as compared to the corresponding period in fiscal 2010, mainly due to an overall higher demand in several industries as our customer base is experiencing a business recovery.

Gross Profit - Our gross profit of $56.4 million for the three-month period ended December 31, 2010, represents an increase of $20.5 million, or 57%, from the corresponding period of fiscal year 2010. As a percentage of sales, gross profit increased from 39% to 41% for the three-month period ended December 31, 2010, as compared to the corresponding period in fiscal year 2010. The increase in our gross margins was mainly the result of the higher level of business with the corresponding higher absorption of fixed costs, and a favorable product mix with system business for micro and marking applications. Gross profit was unfavorably affected by $1.5 million for the three-month period ended December 31, 2010, due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $25.6 million for the three-month period ended December 31, 2010, represents an increase of $3.8 million or 17% for the three-month period, from the corresponding period of fiscal 2010. The increase in SG&A expenses is mainly a result of the additional expenses from the newly acquired LASAG business ($1.2 million), as well as additional sales employees and higher commissions related to the higher level of business. Additionally, SG&A expenses, a significant portion of which is incurred in foreign currencies, was favorably affected by $1.1 million for the three-month period ended December 31, 2010, due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro. As a percentage of net sales, SG&A expenses decreased from 24% to 19% for the three-month period ended December 31, 2010, as compared to the comparable period in fiscal 2010.

Research and Development - The Company incurred a net $8.6 million on research and development ("R&D") during the three-month period ended December 31, 2010, which represents an increase of 12% as compared to the corresponding period of the prior year. Gross R&D expenses for the three-month periods ended December 31, 2010 and 2009, were $9.2 million and $8.4 million, respectively, and were reduced by $0.6 million and $0.7 million of government grants during each respective period.

R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.6 million for the three-month period ended December 31, 2010, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Amortization Expense - Amortization expense for the three-month period ended December 31, 2010, amounted to $0.6 million, consistent with the same period of fiscal year 2010.

Other Income/Expenses - Net other income of $0.9 million for the three-month period ended December 31, 2010, represents an increase of $0.7 million in other income compared to net other income of $0.2 million in the corresponding period of the prior year. The increase in net other income in the three-month period ended December 31, 2010, is primarily attributable to an indemnification payment amounting to $0.6 million made to the Company in connection with the cancellation of an order.

Income Tax Expense - Income tax expense of $7.3 million for the three-month period ended December 31, 2010, represents an effective tax rate of 33% for the three-month period, compared to 38% for the corresponding period of the prior year. The overall effective tax rate is a result of improved business, in locations with lower effective tax rates, which contributed to a normalized effective tax rate during the first quarter of fiscal year 2011. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.4 million for the three-month period ended December 31, 2010, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $14.9 million for the three-month period ended December 31, 2010, which represents an increase of $11.3 million for the three months, from the corresponding period in fiscal 2010. For the three-month period ended December 31, 2010, the diluted earnings per common share calculation equaled $0.51 and the basic earnings per common share calculation equaled $0.52, based upon a weighted average of 29.0 million diluted and 28.4 million basic common shares outstanding, as compared to diluted and basic earnings per common share calculation of $0.12, based upon a weighted average of 29.4 million diluted and 29.0 million basic common shares outstanding for the corresponding period last fiscal year.


Liquidity and Capital Resources

On May 5, 2010, the Board of Directors authorized the Company to initiate a buyback of up to $30.0 million of the Company's Common Stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. As of December 31, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.

The Company's primary sources of liquidity at December 31, 2010, were cash and cash equivalents of $109.7 million, short-term investments of 4.8 million, short-term credit lines of $82.2 million and long-term credit lines of $14.8 million. As of December 31, 2010, $71.8 million was available for borrowing under the short-term lines of credit. Additionally, $3.6 million was used for bank guarantees under these lines of credit. $14.8 million was used under the long-term credit lines. In addition, the Company maintained credit lines specific to bank guarantees for $12.9 million, of which $2.4 million was used. Therefore, $78.7 million was unused and available under these lines of credit at December 31, 2010. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At December 31, 2010, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $0.9 million during the three-month period ended December 31, 2010. Approximately $9.5 million in cash and cash equivalents were provided by operating activities, mainly as the result of the increase in net income for the three months ended December 31, 2010, changes in accrued liabilities, changes in income tax payable and non-cash transactions (stock-based compensation expense and depreciation), partially offset by changes in inventories, in accounts receivable and in accounts payable.

Net cash used in investing activities totaled $12.5 million for the three-month period ended December 31, 2010, and primarily related to the acquisition of LASAG. The additions to property and equipment were partially offset by the sale of short-term and long-term investments.

Net cash provided by financing activities totaled $2.9 million for the three-month period ended December 31, 2010, and was primarily related to the issuance of common stock from option exercised.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2010, and has not entered into any further material contractual obligations since that date.


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements (other than operating leases) involving variable interest entities.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 60% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swiss francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The accumulated currency translation adjustment component of stockholders' equity represented a gain of $11.1 million at December 31, 2010, as compared to a gain of $17.6 million at September 30, 2010.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.


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


     Share-Based Payment

     Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. ASC Topic 718, "Stock Compensation", provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.-based employees. Stock-based compensation expense related to all other employees is treated as a permanent difference for income tax purposes.

Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2010, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned          December 31, 2010   December 31, 2010
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             125,000              98,000
Gunther Braun            6,000             630,000             452,000
Carl F. Baasel         128,000              24,000              24,000
Ralph E. Reins (1)      24,000                  --                  --
Gary K. Willis (1)      36,000                  --                  --
Daniel Smoke (1)        32,000                  --                  --
Stephan Fantone (1)      7,000                  --                  --

(1) Outside, non-executive directors



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended December 31, 2010, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

At December 31, 2010, the Company maintained cash equivalents and short term investments of $114.5 million, consisting mainly of interest bearing securities and demand deposits. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At December 31, 2010, the Company had $4.8 million of variable rate debt on which the interest rate is reset every three months, $2.7 million of variable rate debt on which the interest rate is reset every six months, $2.5 million of variable rate debt on which the interest rate is reset every year and $15.3 million of fixed rate debt. Maturities of this debt are as follows:
$10.2 million is due in fiscal year 2011, $3.1 million is due in fiscal year 2012, $7.7 million is due in fiscal year 2013, $1.4 million is due in fiscal year 2014 and $2.9 million is due in fiscal year 2015. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amount of Euro 3.6 million (equivalent to $4.8 million based on the exchange rate at December 31, 2010), to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates.


Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2010, the Company held Japanese yen forward exchange options with notional amount of Euro 0.1 million and Japanese yen forward exchange options with notional amount of $0.1 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to less than $0.1 million loss.


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

Item 1A. Risk Factors

         For information regarding risk factors that could effect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in
         Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2010. See also, "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2010, the Board of Directors authorized the Company to initiate a buyback of up to $30.0 million of the Company's Common Stock over twelve months, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. Through December 31, 2010, the Company has bought approximately 0.85 million shares of common stock, at an average price of $22.79, under the stock buyback program for a total amount of $19.5 million, with $10.5 million remaining to be spent on the repurchase of shares.

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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:  February 9, 2011        /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director


                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer