Form 10-Q
period 2011-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2011-05-10
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                ------------------------------------------------
                                 FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

28,443,759 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 9, 2011.

                         ROFIN-SINAR TECHNOLOGIES INC.

                                   INDEX

PART I    FINANCIAL INFORMATION                               Page No.
          -----------------------------------------------    ----------

          Item 1 - Financial Statements

          Condensed Consolidated Balance Sheets
            March 31, 2011 and September 30, 2010                    4

          Condensed Consolidated Statements of Operations
            Three months and six months ended
            March 31, 2011 and 2010                                  6

          Condensed Consolidated Statement of Stockholders'
            Equity and Comprehensive Income
            Six months ended March 31, 2011 and 2010                 7

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2011 and 2010                 9

          Notes to Condensed Consolidated Financial Statements      10

          Item 2  - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      22

          Item 3  - Quantitative and Qualitative Disclosures
                    About Market Risk                               30

          Item 4  - Controls and Procedures                         31


PART II   OTHER INFORMATION

          Item 1  - Legal Proceedings                               32

          Item 1A - Risk Factors                                    32

          Item 2  - Unregistered Sales of Equity Securities
                    and Use of Proceeds                             33

          Item 3  - Defaults Upon Senior Securities                 33

          Item 4  - Removed and Reserved                            33

          Item 5  - Other Information                               33

          Item 6  - Exhibits                                        33

          SIGNATURES                                                33

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets (Unaudited)
              (dollars in thousands, except per share amounts)


                                                    March 31,   September 30,
                                                      2011          2010
                                                   -----------   -----------
ASSETS

Current Assets
  Cash and cash equivalents (Note 4)                $ 112,716      $ 110,628
  Short-term investments (Note 4)                       6,295          5,691
  Accounts receivable, net of allowance for
    doubtful accounts of $3,268 and $3,020,
    respectively                                      105,664         97,639
  Inventories, net (Note 5)                           187,408        151,759
  Other current assets and prepaid expenses            27,697         21,638
                                                   -----------     ----------
    Total current assets                              439,780        387,355

Long-term investments (Notes 4 & 6)                     4,250          4,950
Property and equipment, net                            56,735         52,651
Goodwill (Note 7)                                      93,721         89,796
Other intangibles, net (Note 7)                        12,969         10,178
Other assets                                           14,531         13,262
                                                   -----------     ----------
    Total assets                                    $ 621,986      $ 558,192
                                                   ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Line of credit and short-term borrowings          $   5,185      $   5,173
  Accounts payable, trade                              25,731         23,173
  Accounts payable to related party                       378            566
  Income tax payable                                   10,502          7,114
  Accrued liabilities (Note 8)                         78,679         63,886
                                                   -----------     ----------
    Total current liabilities                         120,475         99,912

Long-term debt                                         16,160         15,488
Pension obligations                                    19,551        18,163
Other long-term liabilities                             8,449          7,153
                                                   -----------     ----------
    Total liabilities                                 164,635        140,716

                   PART I.  ITEM 1.  FINANCIAL INFORMATION
               Rofin-Sinar Technologies Inc. and Subsidiaries
         Condensed Consolidated Balance Sheets (Unaudited), Continued
              (dollars in thousands, except per share amounts)


Stockholders' equity

  Preferred stock, 5,000,000 shares authorized,
    none issued or outstanding                             --             --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 32,326,900 (31,951,500 at September
    30, 2010) issued                                      323            320
  Additional paid-in-capital                          213,826        205,100
  Retained earnings                                   361,060        333,491
  Accumulated other comprehensive income               26,436        14,399
  Treasury shares, at cost, 3,917,341 shares
    (3,683,504 at September 30, 2010)(Note 11)       (148,232)     ( 139,453)
                                                   -----------     ----------
    Total Rofin-Sinar Technologies Inc.
      stockholders' equity                            453,413        413,857
  Noncontrolling interest in subsidiaries               3,938          3,619
                                                   -----------     ----------
    Total stockholders' equity                        457,351        417,476
                                                   -----------     ----------
    Total liabilities and stockholders' equity      $ 621,986      $ 558,192
                                                   ===========     ==========
























See accompanying notes to condensed consolidated financial statements

            Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Operations (Unaudited)
                Periods Ended March 31, 2011 and 2010
            (dollars in thousands, except per share amounts)

                                    Three Months             Six Months
                                   Ended March 31,         Ended March 31,
                               ----------------------  ----------------------
                                  2011        2010        2011        2010
                               ----------  ----------  ----------  ----------
Net sales                      $ 136,206   $  95,937   $ 273,338   $ 188,907
Cost of goods sold                81,436      58,728     162,201     115,827
                               ----------  ----------  ----------  ----------
    Gross profit                  54,770      37,209     111,137      73,080
Selling, general, and
    administrative expenses       26,053      23,166      51,669      44,977
Research and development expenses  9,502       7,826      18,129      15,544
Amortization expense                 644         546       1,286       1,178
                               ----------  ----------  ----------  ----------
Income from operations             18,571       5,671     40,053      11,381
Other (income) expense:
  Interest income                (   162)    (   110)   (    329)    (   292)
  Interest expense                   239         288         421         586
  Foreign currency (income)
     expense                         971     ( 1,012)        774     ( 1,215)
  Other income                   (   349)    (   352)   (  1,083)    (   505)
                               ----------  ----------  ----------  ----------
    Income before income tax      17,872       6,857      40,270      12,807
Income tax expense                 5,074       2,109      12,382       4,356
                               ----------  ----------  ----------  ----------
    Net Income                    12,798       4,748      27,888       8,451

Less: Net income attributable
      to the noncontrolling
      interest                       107          91         319         209
                               ----------  ----------  ----------  ----------
    Net income attributable to
         RSTI                   $ 12,691    $  4,657    $ 27,569    $  8,242
                               ==========  ==========  ==========  ==========

Net income attributable to RSTI per share
Per share of Common Stock Basic $   0.45    $   0.16    $   0.97    $   0.28
Per share of Common Stock
    Diluted                     $   0.43    $   0.16    $   0.95    $   0.28
                               ==========  ==========  ==========  ==========


Weighted-average shares used in computing earnings per share (Note 13):

    Basic                      28,463,466  29,113,206  28,419,071  29,061,074
    Diluted                    29,280,373  29,476,355  29,149,400  29,461,817
                               ==========  ==========  ==========  ==========

See accompanying notes to condensed consolidated financial statements


                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Six months ended March 31, 2011 and 2010
                                          (dollars in thousands)


                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
September 30, 2010       $  320  $ 205,100  $ 333,491  $  14,399    $(139,453) $  413,857    $  3,619     $  417,476
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --        --         71            --         71           --             71
  Defined benefit pension plan:
    Amortization of actuarial
    loss (net of taxes $19)  --         --        --          32           --          32          --             32
    Pension adjustment       --         --        --          24           --          24          --             24
  Foreign currency
    translation
    adjustment               --         --        --      11,910           --      11,910         --          11,910
  Net income                 --         --     27,569         --                   27,569         319         27,888
                                                                              -------------  ----------- -------------
Total comprehensive income                                                         39,606         319         39,925
Common stock issued for
  stock incentive plans       3      8,726        --	          --           --       8,729          --          8,729
Treasury stock purchases,
  at cost                    --         --        --          --       (8,779)    (8,779)          --        (8,779)
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 March 31, 2011          $  323  $ 213,826  $ 361,060  $  26,436    $(148,232) $  453,413    $  3,938     $  457,351
                         ======= ========== ========== ============ ========== ============= =========== =============








                               Rofin-Sinar Technologies Inc. and Subsidiaries
           Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
                               Six months ended March 31, 2011 and 2010
                                          (dollars in thousands)



                         Common                        Accumulated              Rofin-Sinar
                          Stock  Additional              Other                 Technologies     Non-       Total
                           Par    Paid-in    Retained Comprehensive Treasury   Stockholders' controlling Stockholders'
                          Value   Capital    Earnings     Income     Stock        Equity      Interests    Equity
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------

BALANCES at
 September 30, 2009      $  318  $ 196,185  $ 303,651  $  38,176    $(119,996) $  418,334     $ 3,360     $  421,694
 Comprehensive income:
  Fair value of interest
    swap agreement           --         --         --         22           --          22          --             22
  Foreign currency
    translation
    adjustment               --         --         --    (25,432)          --    ( 25,432)         --       ( 25,432)
  Net income                 --         --      8,242	         --           --       8,242         209          8,451
                                                                              -------------  ----------- -------------
Total comprehensive income
    (loss)                                                                       ( 17,168)        209       ( 16,959)
Common stock issued for
  stock incentive plans       2      6,071         --	         --           --       6,073          --          6,073
                         ------- ---------- ---------- ------------ ---------- ------------- ----------- -------------
BALANCES at
 March 31, 2010          $  320  $ 202,256  $ 311,893  $  12,766    $(119,996) $  407,239    $   3,569    $  410,808
                         ======= ========== ========== ============ ========== ============= =========== =============




See accompanying notes to condensed consolidated financial statements

              Rofin-Sinar Technologies Inc. and Subsidiaries
        Condensed Consolidated Statements of Cash Flows (Unaudited)
                Six Months Ended March 31, 2011 and 2010
                          (dollars in thousands)
                                                            Six Months
                                                         Ended March 31,
                                                     ------------------------
                                                        2011          2010
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  (Note 2)                                $  27,888     $  8,451
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                        6,287        6,029
     Stock-based compensation expenses                    2,703        2,883
     Other adjustments                                 (    775)   (     935)
  Change in operating assets and liabilities:
     Accounts receivable, trade                        (  3,352)   (   7,780)
     Inventories                                       ( 19,256)   (   3,881)
     Accounts payable                                       879        3,423
     Changes in other operating assets and liabilities    9,064       12,203
                                                     -----------  -----------
       Net cash provided by operating activities         23,438       20,393
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of property and equipment          247          190
  Additions to property and equipment                  (  5,727)   (   2,712)
  Purchases of short-term investments                  (  3,035)   (   3,017)
  Sales of short-term and long-term investments           3,267        5,809
  Acquisition of businesses, net of cash acquired      ( 11,286)          --
                                                      ----------   ----------
       Net cash provided by (used in)
            investing activities                       ( 16,534)         270
                                                      ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from banks                                   2,020        6,331
  Repayments to banks                                  (  6,901)   (  11,448)
  Purchase of Treasury Stock                           (  8,779)         --
  Issuance of common stock                                5,579        2,926
  Excess tax benefit from stock options                     136            4
                                                      ----------   ----------
       Net cash used in financing activities           (  7,945)   (   2,187)
                                                      ----------   ----------
Effect of foreign currency translation on cash            3,129    (   8,055)
                                                      ----------   ----------
Net increase in cash and cash equivalents                 2,088       10,421
Cash and cash equivalents at beginning of period        110,628      116,128
                                                      ----------   ----------
Cash and cash equivalents at end of period             $112,716     $126,549
                                                      ==========   ==========
Cash paid for interest                                 $    190     $    412
Cash paid for taxes                                    $ 11,019     $  2,240

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


2.   New Accounting Standards

In July 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-20, "Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses" ("ASU 2010-20") which requires additional disclosures about an entity's allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period became effective for the Company on December 31, 2010, and did not have an impact on the Company's consolidated financial statements. The disclosures about activity that occurs during a reporting period became effective for the Company's second quarter of fiscal year 2011 and did not have an impact on its financial statements.

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

In October 2009, the FASB issued new accounting guidance for revenue recognition related to multiple element arrangements. This guidance established a selling price hierarchy, which allows the use of estimated selling prices to allocate arrangement consideration to deliverables in cases where neither vendor-specific objective evidence nor third-party evidence is available. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2011. We applied the new guidance to our revenue arrangements containing multiple deliverables that were entered into, or materially modified, on or after October 1, 2010. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements and is not expected to have a material effect on the Company's consolidated financial statements in subsequent periods.

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

3.  Acquisitions

Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland) ("LASAG"), through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L. Additionally, the Company acquired the LASAG selling and service operations in Germany, Italy, Japan and the United States. LASAG is one of the original laser companies with more than 30 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling and scribing applications to the medical device, automotive, electronic and aerospace industries. In addition, LASAG has special expertise in high-precision drilling and laser processing heads. This purchase resulted in goodwill of approximately $1.7 million and other intangibles, net of $2.4 million.


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

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

                                            March 31, 2011
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $112,716   $112,716      $     --     $     --
Short-term investments           6,295      6,295            --           --
Derivatives                         76         --            76           --
Non-current auction rate
      securities (Note 6)        4,250         --            --        4,250
                              --------   ---------     ---------    ---------
Total assets and liabilities
at fair value                 $123,337   $119,011      $     76     $  4,250
                              ========   =========     =========    =========

                                            September 30, 2010
                              -----------------------------------------------
                               Total      Level 1       Level 2      Level 3
                              --------   ---------     ---------    ---------
Cash and cash equivalents     $110,628   $110,628      $     --     $     --
Short-term investments           5,691      5,691            --           --
Derivatives                     (   43)        --      (     43)          --
Non-current auction rate
      securities (Note 6)        4,950         --            --        4,950
                              --------   ---------     ---------    ---------
Total assets and liabilities
at fair value                 $121,226   $116,319      $(    43)    $  4,950
                              ========   =========     =========    =========

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3) for the six-month period ended March 31, 2011, are as follows:

                                   Fair Value Measurements
                                Using Significant Unobservable
                                      Inputs (Level 3)
                                ------------------------------
September 30, 2010                       $   4,950
  Settlements                            (     700)
                                         ----------
March 31, 2011                           $   4,250
                                         ==========

5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

                                                 March 31,     September 30,
                                                    2011           2010
                                                ------------   ------------
Finished goods                                   $  27,717       $  22,518
Work in progress                                    48,434          36,163
Raw materials and supplies                          62,090          50,704
Demonstration inventory                             16,835          14,686
Service parts                                       32,332          27,688
                                                -----------     -----------
    Total inventories, net                       $ 187,408       $ 151,759
                                                ===========     ===========

Net inventory is net of provisions for excess and obsolete inventory of $24,473 and $19,945 at March 31, 2011, and September 30, 2010, respectively.


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

Through auctions completed in the first three months of fiscal year 2011, the Company reduced its holdings of auction rate securities to approximately $4.3 million at March 31, 2011. All such auctions resulted in sales, for cash, at par value. At March 31, 2011, the Company held four individual auction rate securities. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended March 31, 2011, are as follows:
                                                 United   Rest of
                                     Germany     States    World      Total
                                    ---------- --------- ---------- ---------
Balance as of September 30, 2010    $ 43,997    $ 13,445  $ 32,354  $ 89,796
Additions                                 --          --     1,677     1,677
Currency translation effect            1,502         113       633     2,248
                                   ----------  ---------- --------- ---------
Balance as of March 31, 2011       $  45,499    $ 13,558  $ 34,664  $ 93,721
                                   ==========  ========== ========= =========

The carrying values of other intangible assets are as follows:

                                 March 31, 2011         September 30, 2010
                               ----------------------  ----------------------
                                Gross                   Gross
                               Carrying  Accumulated   Carrying  Accumulated
                                Amount   Amortization   Amount   Amortization
                               --------- ------------  --------  ------------
Amortized Intangible Assets:
  Patents                      $  11,052    $  6,777   $  10,293    $  5,983
  Customer base                   19,676      15,289      16,310      14,842
  Other                           21,621      17,314      19,275      14,875
                               ----------  ----------  ----------  ----------
  Total                         $ 52,349    $ 39,380    $ 45,878    $ 35,700
                               ==========  ==========  ==========  ==========

Amortization expense for the six-month periods ended March 31, 2011 and 2010, was $1.3 million and $ 1.2 million, respectively. At March 31, 2011, estimated amortization expense for the remainder of fiscal year 2011 and the next five fiscal years based on the average exchange rates as of March 31, 2011, is as follows:

  2011 (remainder)                          1.3 million
  2012                                      2.6 million
  2013                                      2.5 million
  2014                                      2.4 million
  2015                                      2.0 million
  2016                                      1.9 million

8.  Accrued Liabilities

Accrued liabilities are comprised of the following:

                                                 March 31,    September 30,
                                                    2011           2010
                                                -----------     -----------
Employee compensation                            $ 19,778           20,814
Warranty reserve                                   12,026           10,417
Customer deposits                                  29,739           16,531
Other taxes payable                                   188              181
Other                                              16,948           15,943
                                                -----------     -----------
Total accrued liabilities                        $ 78,679         $ 63,886
                                                ===========     ===========


9.  Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of March 31, 2011, the Company's gross unrecognized tax benefits totaled $0.7 million which includes approximately $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

During the second quarter of 2011, the income tax provision was favorably impacted by approximately $0.8 million related to an adjustment for tax benefits expected to be realized by the newly acquired LASAG business, based on new information regarding the availability of these tax benefits obtained by the Company in the second quarter of fiscal 2011.


10.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The change in warranty reserves for the six-month periods ended March 31, 2011 and 2010, are as follows:
                                                    2011           2010
                                                ------------   ------------
Balance at September 30,                         $ 10,417        $   8,962
Additional accruals for warranties
    during the period                               3,141            1,120
Usage during the period                           ( 1,895)         (   623)
Currency translation                                  363          (   639)
                                                -----------     -----------
Balance at March 31,                             $ 12,026       $    8,820
                                                ===========     ===========

11.  Treasury Stock

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. Through March 31, 2011, the Company has purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million.


12.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2010 or through the first six months of fiscal year 2011. Non-qualified stock options were granted to officers and other key employees in the second quarter of fiscal year 2011 and 2010. During the six-month period ended March 31, 2011, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options to other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model. The following assumptions were used in these calculations:
                                          2011          2010
                                         Grants        Grants
                                       ----------    ----------
Grant date fair value                     $15.48        $10.42
Expected life                            5 Years       5 Years
Volatility                                46.12%        47.23%
Risk-free interest rate                    2.01%         2.52%
Dividend yield                                0%            0%
Annual forfeiture rate                        2%            2%

Options to purchase 341,250 shares of stock were granted in the three-month period ended March 31, 2011. The Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of outstanding options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the six months ended March 31, 2011, are as follows:

                                                   Weighted
                                                    Average
                                       Weighted    Remaining    Aggregate
                                        Average    Contractual   Intrinsic
                          Number of    Exercise      Term         Value
                           Shares       Price       (Years)   (in millions)
                         -----------  -----------  ----------- ------------
Balance at
    September 30, 2010    2,963,200    $ 22 4/5       6.29
  Granted                   341,250      35 1/5
  Exercised              (  363,400)     15 3/8
  Cancelled                      --          --
  Forfeited              (    2,700)     31 6/7
                         -----------  -----------  -----------
Balance at
    March 31, 2011        2,938,350    $ 25 1/6       5.97      $  42.3
Exercisable at
    March 31, 2011        1,917,050    $ 23 1/2       5.10      $  30.9

As of March 31, 2011, there was $12.9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.79 years.

During the three-month and six-month periods ended March 31, 2011 and 2010, the following activity occurred under the Incentive Stock Plan:

                                               (in millions)
                               ----------------------------------------------
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2011       2010        2011        2010
                               ----------  ----------  ----------  ----------
Total intrinsic value of stock
   options exercised               $ 2.9        --       $ 6.6      $  1.4

Cash received from stock option exercises for the six-month periods ended March 31, 2011 and 2010, was $5.58 and $2.93 million, respectively.

13. Earnings Per Common Share

The basic per common share (EPS) calculation is computed by dividing net income (loss) available to RSTI common stockholders by the weighted-average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:
                                 Three Months Ended        Six Months Ended
                                     March 31,                March 31,
                               ----------------------  ----------------------
                                   2011       2010       2011        2010
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for BASIC net income
  per common share             28,463,466  29,113,206  28,419,071  29,061,074
Potential additional shares
  due to outstanding dilutive
  stock options                   816,907     363,149     730,329     400,743
                               ----------  ----------  ----------  ----------
Weighted-average number of
  shares for DILUTED net
  income per common share      29,280,373  29,476,355  29,149,400  29,461,817
                               ==========  ==========  ==========  ==========

The weighted average diluted shares outstanding for the six-month periods ended March 31, 2011 and 2010, excludes the dilutive effect of approximately
0.5 million and 1.6 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.


14.  Defined Benefit Plans

Components of net periodic cost were as follows for the three and six-month periods ended March 31, 2011 and 2010:

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2011       2010        2011        2010
                               ----------  ----------  ----------  ----------
Service cost                    $   201     $    203    $   399     $   413
Interest cost                       306          303        607         617
Expected return on plan assets  (   127)     (   115)    (  254)    (   229)
Amortization of prior
   service costs                     --           --         --          --
Amortization of net loss             25           35         51          70
                               ----------  ----------   ---------   --------
Net periodic pension cost       $   405          426    $   803     $   871
                               ==========  ==========   =========   ========

15.  Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entity are summarized below:

                                               March 31,     September 30,
                                                  2011           2010
                                               ----------     ----------
      ASSETS
           North America                       $ 215,997      $ 209,677
           Germany                               409,571        367,855
           Other                                 268,094        231,809
           Intercompany eliminations           ( 271,676)     ( 251,149)
                                               ----------     ----------
                                               $ 621,986      $ 558,192
                                               ==========     ==========
      LONG-LIVED ASSETS
           North America                       $  11,204      $  11,714
           Germany                                36,765         33,752
           Other                                   8,805          7,234
           Intercompany eliminations           (      39)     (      49)
                                               ----------     ----------
                                               $  56,735      $  52,651
                                               ==========     ==========


                                Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2011       2010        2011        2010
                               ----------  ----------  ----------  ----------
     NET SALES
      North America            $  37,733   $  25,924   $  79,573   $  49,576
      Germany                     99,753      72,022     197,293     138,756
      Other                       51,865      33,490     103,586      69,766
      Intercompany eliminations ( 53,145)   ( 35,499)   (107,114)   ( 69,191)
                               ----------  ----------  ----------  ----------
                               $ 136,206   $  95,937   $ 273,338   $ 188,907
                               ==========  ==========  ==========  ==========

     INTERCOMPANY SALES
      North America            $   3,120    $  1,275   $   6,896   $   2,312
      Germany                     38,863      26,153      76,817      51,263
      Other                       11,162       8,071      23,401      15,616
      Intercompany eliminations ( 53,145)   ( 35,499)   (107,114)   ( 69,191)
                               ----------  ----------  ----------  ----------
                               $      --   $      --   $      --   $      --
                               ==========  ==========  ==========  ==========

                                Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2011       2010        2011        2010
                               ----------  ----------  ----------  ----------
     EXTERNAL SALES
      North America            $  34,614   $  24,648   $  72,678   $  47,264
      Germany                     60,891      45,870     120,476      87,493
      Other                       40,701      25,419      80,184      54,150
                               ----------  ----------  ----------  ----------
                               $ 136,206   $  95,937   $ 273,338   $ 188,907
                               ==========  ==========  ==========  ==========

    INCOME (LOSS) BEFORE INCOME TAX
      North America            $   2,693   $(    887)  $   6,326   $ ( 2,279)
      Germany                     15,147       7,658      30,717      12,345
      Other                        3,015         698       7,648       2,782
      Intercompany eliminations  ( 2,983)   (    612)    ( 4,421)    (    41)
                               ----------  ----------  ----------  ----------
                               $  17,872   $   6,857   $  40,270   $  12,807
                               ==========  ==========  ==========  ==========


16.  Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

                                 Three Months Ended        Six Months Ended
                                     March 31,                  March 31,
                               ----------------------  ----------------------
                                   2011       2010        2011        2010
                               ----------  ----------  ----------  ----------
      Macro applications       $  55,653   $  39,941   $ 107,016   $  81,526
      Marking and micro
           applications           66,279      45,656     138,500      87,546
      Components                  14,274      10,340      27,822      19,835
                               ----------  ----------  ----------  ----------
                               $ 136,206   $  95,937     273,338   $ 188,907
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

Overview

Rofin-Sinar Technologies Inc. (herein also referred to as "RSTI", "Rofin-Sinar", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacture and marketing of laser-based products used for cutting, welding and marking a wide range of materials.

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

During the second quarter of fiscal years 2011 and 2010, we realized approximately 41% of revenues from the sale and servicing of laser products used for macro applications, approximately 49% and 48%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 10% and 11%, respectively, from the sale of components.

The second quarter results reflect a continued improvement in the macro economic climate in North America, Europe and Asia. Sales increased by 42%, order entry by 47%, and net income by 173% compared to the second quarter of last fiscal year. The quarterly revenue was primarily driven by higher demand in most of the industries we serve, particularly in the machine tool, medical, and electronics industries. The recovering global macroeconomic climate and the record high backlog provide a solid basis for the upcoming quarter.

At March 31, 2011, Rofin-Sinar had 1,970 employees compared to 1,731 employees at March 31, 2010.


Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

                                     Three Months            Six Months
                                   Ended March 31,        Ended March 31,
                               ----------------------  ----------------------
                                  2011       2010         2011        2010
                               ----------  ----------  ----------  ----------
Net sales                          100%        100%        100%        100%
Cost of goods sold                  60%         61%         59%         61%
Gross profit                        40%         39%         41%         39%
Selling, general and
  administrative expenses           19%         24%         19%         24%
Research and development expenses    7%          8%          7%          8%
Intangibles amortization             1%          1%          1%          1%
Income from operations              14%          6%         15%          6%
Income before income taxes          13%          7%         15%          7%
Net income attributable to RSTI      9%          5%         10%          4%

Net Sales - Net sales of $136.2 million and $273.3 million represent increases of $40.3 million, or 42%, and $84.4 million, or 45%, for the three and six-month periods ended March 31, 2011, as compared to the corresponding period in fiscal 2010. The increase for the three months ended March 31, 2011, resulted from a net sales increase of $32.4 million, or 41%, in Europe and Asia, and an increase of $7.9 million, or 47%, in North America, compared to the corresponding period in fiscal 2010. The increase for the six months ended March 31, 2011, compared to the corresponding period in fiscal year 2010, resulted from a net sales increase of $66.2 million, or 43%, in Europe and Asia, and an increase of $18.2 million, or 55%, in North America. The U.S. dollar weakened against foreign currencies, primarily against the Euro, in the three-month period ended March 31, 2011, which had a favorable effect on net sales of $1.7 million. In the six-month period ended March 31, 2011, the U.S. dollar strengthening against foreign currencies, primarily against the Euro, had an unfavorable effect on net sales of $4.8 million.

Net sales of laser products for macro applications increased by $15.8 million, or 40%, to $55.7 million and by $25.5 million, or 31%, to $107.0 million for the three and six-month periods ended March 31, 2011, as compared to the corresponding periods of fiscal year 2010. The increase can be mainly attributed to the higher demand for our lasers for macro applications in the machine tool and automotive industry.

Net sales of lasers for marking and micro applications increased by $20.6 million, or 45%, to $66.3 million for the three-month period ended March 31, 2011, mainly due to higher revenues from the medical, flexible packaging, and electronics industries. Net sales for marking and micro applications increased by $50.9 million, or 58%, to $138.5 million for the six-month period ended March 31, 2011, as compared to the corresponding periods in fiscal year 2010, mainly due to higher revenues from the medical, consumer electronics and solar industries, as well as sales attributable to the LASAG acquisition.

Revenues for the components business increased by $4.0 million, or 39%, to $14.3 million for the three-month period ended March 31, 2011. Revenues for the six-month period ended March 31, 2011, increased by $8.0 million, or 40%, to $27.8 million as compared to the corresponding period in fiscal year 2010 mainly due to the demand for our fiber and diode products.

Gross Profit - Our gross profit of $54.8 million and $111.1 million for the three and the six-month periods ended March 31, 2011, represents increases of $17.6 million, or 47%, and $38.1 million, or 52%, from the corresponding periods of fiscal year 2010. As a percentage of sales, gross profit increased from 39% to 40% for the three-month period ended March 31, 2011, and from 39% to 41% for the six-month period ended March 31, 2011, as compared to the corresponding periods in fiscal year 2010. The increase in our gross margins was mainly the result of the higher level of business with the corresponding higher absorption of fixed costs, and an increase in our
spare parts and component business.   Gross profit was favorably affected by
$0.7 million in the three-month period ended March 31, 2011, due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro. In the six-month period ended March 31, 2011, the U.S. dollar strengthening against foreign currencies, primarily against the Euro, had an unfavorable effect on gross profit of $0.8 million.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $26.1 million and $51.7 million for the three and six-month periods ended March 31, 2011, represent an increase of $2.9 million, or 13%, for the three-month period, and $6.7 million, or 15%, for the six-month period, from the corresponding periods of fiscal 2010. The increase in SG&A expenses is mainly a result of the additional expenses from the newly acquired LASAG business, as well as additional sales, employees and higher commissions related to the higher level of business. Additionally, SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.3 million for the three-month period ended March 31, 2011, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro. In the six-month period ended March 31, 2011, the U.S. dollar strengthening against foreign currencies, primarily against the Euro, had a favorable effect on SG&A of $0.8 million. As a percentage of net sales, SG&A expenses decreased from 24% to 19% for both the three and six-month periods ended March 31, 2011, as compared to the comparable prior year periods.

Research and Development - The Company spent net $9.5 million and $18.1 million on research and development ("R&D") during the three and six-month periods ended March 31, 2011, which represents an increase of 21% and 17% as compared to the corresponding periods of the prior year. Gross R&D expenses for the three-month periods ended March 31, 2011 and 2010, were $10.2 million and $8.4 million, respectively, and were reduced by $0.7 million and $0.6 million of government grants during each respective period. Gross R&D expenses for the six-month periods ended March 31, 2011 and 2010, were $19.3 million and $16.8 million, respectively, and were reduced by $1.2 million and $1.3 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.1 million for the three-month period ended March 31, 2011, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro. In the six-month period ended March 31, 2011, the U.S. dollar strengthening against foreign currencies, primarily against the Euro, had a favorable effect on R&D of $0.5 million.

Amortization expense - Amortization expense for the three and six-month periods ended March 31, 2011, amounted to $0.6 million and $1.3 million, respectively. This represents an increase of $0.1 million for both the three and the six-month periods when compared to the same periods of fiscal year 2010.

Other Income/Expenses - Net other expense was $0.7 million for the three-month period ended March 31, 2011, compared to net other income of $1.2 million in the corresponding period of the prior year. Net other income of $0.2 million for the six-month period ended March 31, 2011, represents a decrease of $1.2 million compared to net other income of $1.4 million the corresponding period of the prior year. Net interest expense, within this category, includes $0.2 million of interest income offset by $0.2 million of interest expense for the three months ended March 31, 2011, and $0.3 million of interest income offset by $0.4 million of interest expense for the six months ended March 31, 2011. The decrease in net other income in the three and six-month periods ended March 31, 2011, is primarily due to exchange losses in the current year periods compared to exchange gains in the corresponding periods of last fiscal year.

Income Tax Expense - Income tax expense of $5.1 million and $12.4 million for the three and six-month periods ended March 31, 2011, represents an effective tax rate of 28% and 31% for the three and six-month periods, compared to 31% and 34% for the corresponding periods of the prior year. The lower overall effective income tax rate is primarily the result of higher taxable income generated in countries with lower tax rates and additional tax benefits realized from the newly acquired LASAG business. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.1 million in the three-month period ended March 31, 2011, due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro. In the six-month period ended March 31, 2011, the U.S. dollar strengthening against foreign currencies, primarily against the Euro, had a favorable effect on the income tax expense of $0.3 million.

Net Income attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $12.7 million and $27.6 million for the three and six-month periods ended March 31, 2011, which represents an increase of $8.0 million and $19.3 million for the three and six months from the corresponding periods in fiscal year 2010. For the three-month period ended March 31, 2011, the basic and diluted per common share calculation equaled $0.45 and $0.43, respectively, based upon a weighted average of 28.5 million and 29.3 million common shares outstanding, as compared to basic and diluted per common share calculation of $0.16, based upon a weighted average of 29.1 million and 29.5 million common shares outstanding for the corresponding periods last fiscal year.


Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2011, were cash and cash equivalents of $112.7 million, short-term investments of $6.3 million, short-term credit lines of $78.8 million and long-term credit lines of $16.2 million. As of March 31, 2011, $5.1 million was outstanding under the short-term lines of credit and $5.3 million was used for bank guarantees under these lines of credit, leaving $68.4 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $6.6 million, of which $0.3 million was used. Therefore, $74.7 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at March 31, 2011. At such date the entire amount of our long-term lines of credit was fully drawn. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At March 31, 2011, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $2.1 million during the six-month period ended March 31, 2011. Approximately 23.4 million in cash and cash equivalents were provided by operating activities, mainly as the result of the increase in net income for the six months ended March 31, 2011, changes in accrued liabilities, changes in income tax payable and non-cash transactions (stock-based compensation expense and depreciation), partially offset by changes in inventories and in accounts receivable.

Net cash used in investing activities totaled $16.5 million for the six-month period ended March 31, 2011, and primarily related to the acquisition of LASAG. The additions to property and equipment were partially offset by the net sale of short-term and long-term investments.

Net cash used in financing activities totaled $7.9 million for the six-month period ended March 31, 2011, and was primarily related to the stock buy back program and repayments to banks, which was partially offset by the issuance of common stock from option exercises and the borrowings from banks.

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

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. Through March 31, 2011, the Company has purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million.


Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements (other than operating leases) involving variable interest entities.


Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 63% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swiss francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, and Japanese yen. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The accumulated currency translation adjustment component of stockholders' equity represented a gain of $29.6 million at March 31, 2011, as compared to a gain of $17.6 million at September 30, 2010.



Critical Accounting Policies

Our significant accounting policies are more fully described in Part 2, Item 8, Note 1 of our consolidated financial statements in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2010. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2011, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

                       Number of             Total            Number of
                       Shares of          Number of          Exercisable
                      Common Stock       Stock Options      Stock Options
                      Beneficially         Owned at           Owned at
Name                    Owned           March 31, 2011      March 31, 2011
----------------     --------------    -----------------   -----------------
Peter Wirth             12,600             125,000             119,000
Gunther Braun            6,000             680,000             522,000
Carl F. Baasel         128,000              24,000              24,000
Ralph E. Reins (1)      24,000                  --                  --
Gary K. Willis (1)      36,000                  --                  --
Daniel Smoke (1)        32,000                  --                  --
Stephan Fantone (1)      7,000                  --                  --

(1) Outside, non-executive directors



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2011, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.


Interest Rate Sensitivity

At March 31, 2011, the Company maintained cash equivalents and short term investments of $119.0 million, consisting mainly of interest bearing securities and demand deposits. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At March 31, 2011, the Company had $9.7 million of variable rate debt on which the interest rate is reset every three months, $2.4 million of variable rate debt on which the interest rate is reset every year and $9.2 million of fixed rate debt. Maturities of this debt are as follows: $3.1 million is due in fiscal year 2011, $3.2 million is due in fiscal year 2012, $8.8 million is due in fiscal year 2013, $2.1 million is due in fiscal year 2014, $1.4 million is due in fiscal year 2015 and $2.7 million is due in fiscal 2016. A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amounts of Euro 3.4 million and Swiss Francs 4.25 million (equivalent to $4.8 million and $4.9 million, respectively, based on the exchange rates at March 31, 2011), to minimize the interest expenses on short-term and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2011, the Company held Japanese yen forward exchange options with notional amount of Euro 0.4 million and Japanese yen forward exchange options with notional amount of $0.1 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from $0.1 million profit to less than $0.1 million loss.

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

         A licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit and a response from the licensor was received in January 2009. Through additional correspondence exchanged in March 2009, the Company and the licensor are in the process of selecting a mutually agreeable independent auditor. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. Through
         March 31, 2011, the Company has purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million.

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

                               Rofin-Sinar Technologies Inc.
                               ---------------------------------
                                     (Registrant)

   Date:  May 10, 2011            /s/ Gunther Braun
                               ---------------------------------
                                   Gunther Braun
                                   President, Chief Executive Officer,
                                   and Director

                                  /s/ Ingrid Mittelstaedt
                               ---------------------------------
                                   Ingrid Mittelstaedt
                                   Chief Financial Officer,
                                   Executive Vice President, Finance
                                   and Administration, and Treasurer