Form 10-Q
period 2011-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2011-08-09
CIK 1019361

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(734) 455-5400

(Registrant's telephone number, including area code)

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

28,473,759 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 9, 2011.

ROFIN-SINAR TECHNOLOGIES INC.

INDEX

PART I.  ITEM 1.  FINANCIAL INFORMATION
Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	June 30,	September 30,
	2011	2010

ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$122,064	$110,628
Short-term investments (Note 4)	672	5,691
Accounts receivable, net of allowance for
doubtful accounts of $3,435 and $3,020,
respectively	112,076	97,639
Inventories, net (Note 5)	200,924	151,759
Other current assets and prepaid expenses	30,269	21,638
Total current assets	466,005	387,355

Long-term investments (Notes 4 & 6)	3,700	4,950
Property and equipment, net	64,726	52,651
Goodwill (Note 7)	94,954	89,796
Other intangibles, net (Note 7)	12,735	10,178
Other assets	15,079	13,262
Total assets	$657,199	$558,192

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Line of credit and short-term borrowings	$6,830	$5,173
Accounts payable, trade	25,890	23,173
Accounts payable to related party	342	566
Income tax payable	13,609	7,114
Accrued liabilities (Note 8)	83,206	63,886
Total current liabilities	129,877	99,912

Long-term debt	16,436	15,488
Pension obligations	19,542	18,163
Other long-term liabilities	8,663	7,153
Total liabilities	174,518	140,716

PART I.  ITEM 1.  FINANCIAL INFORMATION
Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited), Continued
(dollars in thousands, except per share amounts)

Stockholders' equity

Preferred stock, 5,000,000 shares authorized,
none issued or outstanding	--	--
Common stock, $0.01 par value, 50,000,000 shares
authorized, 32,391,100 (31,951,500 at September
30, 2010) issued	324	320
Additional paid-in-capital	216,439	205,100
Retained earnings	376,308	333,491
Accumulated other comprehensive income	33,629	14,399
Treasury shares, at cost, 3,917,341 shares
(3,683,504 at September 30, 2010)(Note 11)	(148,232)	(139,453)

Total Rofin-Sinar Technologies Inc.
stockholders' equity	478,468	413,857
Noncontrolling interest in subsidiaries	4,213	3,619
Total stockholders' equity	482,681	417,476
Total liabilities and stockholders' equity	$657,199	$558,192

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended June 30, 2011 and 2010
(dollars in thousands, except per share amounts)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net sales	$154,911	$110,308	$428,249	$299,216
Cost of goods sold	94,243	67,446	256,444	183,274
Gross profit	60,668	42,862	171,805	115,942
Selling, general, and
administrative expenses	28,731	22,703	80,399	67,679
Research and development expenses	9,499	7,616	27,628	23,160
Amortization expense	669	530	1,956	1,708
Income from operations	21,769	12,013	61,822	23,395
Other (income) expense:
Interest income	(123)	(190)	(452)	(482)
Interest expense	92	164	513	750
Foreign currency (income) expense	(78)	(2,467)	696	(3,681)
Other income	(315)	(188)	(1,397)	(692)
Income before income tax	22,193	14,694	62,462	27,500
Income tax expense	6,669	4,907	19,051	9,263
Net income	15,524	9,787	43,411	18,237

Less: Net income attributable
to the noncontrolling interest	276	119	594	328

Net income attributable to RSTI	$15,248	$9,668	$42,817	$17,909

Net income attributable to RSTI per share
Per share of Common Stock Basic	$0.54	$0.34	$1.51	$0.62
Per share of Common Stock Diluted	$0.52	$0.33	$1.47	$0.61

Weighted-average shares used in computing earnings per share (Note 13):

Basic	28,448,668	28,845,983	28,428,686	28,989,113
Diluted	29,192,816	29,267,367	29,186,816	29,403,315

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
Nine months ended June 30, 2011 and 2010
(dollars in thousands)

	Common			Accumulated		Rofin-Sinar
	Stock	Additional		Other		Technologies	Non-	Total
	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders'	controlling	Stockholders'
	Value	Capital	Earnings	Income	Stock	Equity	Interests	Equity

BALANCES at
September 30, 2010	$320	$205,100	$333,491	$14,399	$(139,453)	$413,857	$3,619	$417,476
Comprehensive income:
Fair value of interest
swap agreement	--	--	--	(46)	--	(46)	--	(46)
Defined benefit pension plan:
Amortization of actuarial
loss (net of taxes $28)	--	--	--	48	--	48	--	48
Pension adjustment	--	--	--	24	--	24	--	24
Foreign currency
translation
adjustment	--	--	--	19,204	--	19,204	--	19,204
Net income	--	--	42,817	--		42,817	594	43,411
Total comprehensive income						62,047	594	62,641
Common stock issued for
stock incentive plans	4	11,339	--	--	--	11,343	--	11,343
Treasury stock purchases,
at cost	--	--	--	--	(8,779)	(8,779)	--	(8,779)
BALANCES at
June 30, 2011	$324	$216,439	$376,308	$33,629	$(148,232)	$478,468	$4,213	$482,681

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
Nine months ended June 30, 2011 and 2010
(dollars in thousands)

	Common			Accumulated		Rofin-Sinar
	Stock	Additional		Other		Technologies	Non-	Total
	Par	Paid-in	Retained	Comprehensive	Treasury	Stockholders'	controlling	Stockholders'
	Value	Capital	Earnings	Income	Stock	Equity	Interests	Equity

BALANCES at
September 30, 2009	$318	$196,185	$303,651	$38,176	$(119,996)	$418,334	$3,360	$421,694
Comprehensive income:
Fair value of interest
swap agreement	--	--	--	25	--	25	--	25
Foreign currency
translation
adjustment	--	--	--	(51,823)	--	(51,823)	--	(51,823)
Net income	--	--	17,909	--	--	17,909	328	18,237
Total comprehensive income
(loss)						(33,889)	328	(33,561)
Common stock issued for
stock incentive plans	2	7,521	--	--	--	7,523	--	7,523
Treasury stock purchases,
at cost	--	--	--	--	(19,457)	(19,457)	--	(19,457)
BALANCES at
June 30, 2010	$320	$203,706	$321,560	$(13,622)	$(139,453)	$372,511	$3,688	$376,199

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2011 and 2010
(dollars in thousands)

	Nine Months
	Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (Note 2)	$43,411	$18,237
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	9,692	8,710
Stock-based compensation expenses	3,946	4,259
Other adjustments	(2,215)	(1,721)
Change in operating assets and liabilities:
Accounts receivable, trade	(7,987)	(9,205)
Inventories	(28,846)	(13,894)
Accounts payable	603	10,313
Changes in other operating assets and liabilities	13,536	18,244
Net cash provided by operating activities	32,140	34,943
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	281	197
Additions to property and equipment	(15,215)	(5,467)
Purchases of short-term investments	(3,306)	(2,960)
Sales of short-term and long-term investments	9,664	10,108
Acquisition of businesses, net of cash acquired	(11,161)	(1,400)
Net cash provided by (used in)
investing activities	(19,737)	478
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from banks	4,915	28,731
Repayments to banks	(8,667)	(25,681)
Purchase of treasury stock	(8,779)	(19,457)
Issuance of common stock	6,950	3,001
Excess tax benefit from stock options	136	4
Net cash used in financing activities	(5,445)	(13,402)
Effect of foreign currency translation on cash	4,478	(17,464)
Net increase in cash and cash equivalents	11,436	4,555
Cash and cash equivalents at beginning of period	110,628	116,128
Cash and cash equivalents at end of period	$122,064	$120,683
Cash paid for interest	$343	$712
Cash paid for taxes	$16,381	$3,655

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

2.   New Accounting Standards

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04, "Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively and is effective for the Company for all fiscal periods beginning after December 15, 2011. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. The guidance is effective for the Company for all fiscal periods beginning after December 15, 2011.  The adoption of this standard will only impact the presentation of our financial statements.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.  Acquisitions

Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland) ("LASAG"), through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L. Additionally, the Company acquired the LASAG selling and service operations in Germany, Italy, Japan and the United States. LASAG is one of the original laser companies with more than 30 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling and scribing applications to the medical device, automotive, electronic and aerospace industries. In addition, LASAG has special expertise in high-precision drilling and laser processing heads.  This purchase resulted in goodwill of approximately $1.7 million and other intangibles, net of $2.5 million.

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

●	Level 1 - Unadjusted observable quoted prices for identical instruments in active markets.
●
Level 2 - Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

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

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$122,064	$122,064	$--	$--
Short-term investments	672	672	--	--
Derivatives	(91)	--	(91)	--
Non-current auction rate
securities (Note 6)	3,700	--	--	3,700
Total assets and liabilities
at fair value	$126,345	$122,736	$(91)	$3,700

	September 30, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$110,628	$110,628	$--	$--
Short-term investments	5,691	5,691	--	--
Derivatives	(43)	--	(43)	--
Non-current auction rate
securities (Note 6)	4,950	--	--	4,950
Total assets and liabilities
at fair value	$121,226	$116,319	$(43)	$4,950

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3) for the nine-month period ended June 30, 2011, are as follows:

Fair Value Measurements
Using Significant Unobservable
Inputs (Level 3)
September 30, 2010	$4,950
Settlements	(1,250)
June 30, 2011	$3,700

5.   Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	June 30,	September 30,
	2011	2010
Finished goods	$29,777	$22,518
Work in progress	56,139	36,163
Raw materials and supplies	65,676	50,704
Demonstration inventory	17,613	14,686
Service parts	31,719	27,688
Total inventories, net	$200,924	$151,759

Net inventory is net of provisions for excess and obsolete inventory of $27,352 and $19,945 at June 30, 2011, and September 30, 2010, respectively.

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

Through auctions completed in the first nine months of fiscal year 2011, the Company reduced its holdings of auction rate securities to approximately $3.7 million at June 30, 2011.  All such auctions resulted in sales, for cash, at par value.  At June 30, 2011, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2011, are as follows:

		United	Rest of
	Germany	States	World	Total
Balance as of September 30, 2010	$43,997	$13,445	$32,354	$89,796
Additions and other adjustments	--	(125)	1,714	1,589
Currency translation effect	2,429	182	958	3,569
Balance as of June 30, 2011	$46,426	$13,502	$35,026	$94,954

The carrying values of other intangible assets are as follows:
	June 30, 2011		September 30, 2010
	Gross Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized Intangible Assets:
Patents	$11,204	$7,192	$10,293	$5,983
Customer base	19,968	15,553	16,310	14,842
Other	21,769	17,461	19,275	14,875
Total	$52,941	$40,206	$45,878	$35,700

Amortization expense for the nine-month periods ended June 30, 2011 and 2010, was $2.0 million and $1.7 million, respectively.  At June 30, 2011, estimated amortization expense for the remainder of fiscal year 2011 and the next five fiscal years based on the average exchange rates as of June 30, 2011, is as follows:

2011 (remainder)	$0.7 million
2012	2.7 million
2013	2.6 million
2014	2.4 million
2015	2.1 million
2016	1.9 million

8.  Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30,	September 30,
	2011	2010
Employee compensation	$22,363	$20,814
Warranty reserve	13,056	10,417
Customer deposits	27,593	16,531
Other taxes payable	191	181
Other	20,003	15,943
Total accrued liabilities	$83,206	$63,886

9.  Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of June 30, 2011, the Company's gross unrecognized tax benefits totaled $0.7 million which includes approximately $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

During the second quarter of fiscal year 2011, the income tax provision was favorably impacted by approximately $0.8 million related to an adjustment for tax benefits expected to be realized by the recently acquired LASAG business, based on new information regarding the availability of these tax benefits obtained by the Company in the second quarter of fiscal year 2011.

10.  Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized.  The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The changes in warranty reserves for the nine-month periods ended June 30, 2011 and 2010, are as follows:

	2011	2010
Balance at September 30,	$10,417	$8,962
Additional accruals for warranties
during the period	5,683	3,104
Usage during the period	(3,654)	(1,621)
Currency translation	610	(1,389)
Balance at June 30,	$13,056	$9,056

11.  Treasury Stock

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing and price thereof. Through March 31, 2011, the Company has purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million. There were no purchases of shares under the stock buyback program during the three months ended June 30, 2011.

12.  Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2010 or through the first nine months of fiscal year 2011.  Non-qualified stock options were granted to officers and other key employees in the second quarter of fiscal years 2011 and 2010.  During the nine-month period ended June 30, 2011, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options to other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  The following assumptions were used in these calculations:

	2011	2010
	Grants	Grants
Grant date fair value	$15.48	$10.42
Expected life	5 Years	5 Years
Volatility	46.12%	47.23%
Risk-free interest rate	2.01%	2.52%
Dividend yield	0%	0%
Annual forfeiture rate	2%	2%

Options to purchase 340,250 shares of stock were granted in the three-month period ended March 31, 2011. The Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of outstanding options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the nine months ended June 30, 2011, are as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in millions)
Balance at
September 30, 2010	2,963,200	$22 4/5	6.29
Granted	340,250	35 1/5
Exercised	(427,600)	16 2/8
Cancelled	--	--
Forfeited	(4,400)	31 2/3
Balance at
June 30, 2011	2,871,450	$25 1/6	6.07	$27.8
Exercisable at
June 30, 2011	1,853,750	$23 1/2	4.86	$20.8

As of June 30, 2011, there was $11.7 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.39 years.

During the three-month and nine-month periods ended June 30, 2011 and 2010, the following activity occurred under the Incentive Stock Plan:

	(in millions)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total intrinsic value of stock
options exercised	$1.1	$--	$7.7	$1.4

Cash received from stock option exercises for the nine-month periods ended June 30, 2011 and 2010, was $6.95 million and $3.0 million, respectively.

13. Earnings Per Common Share

The basic per common share (EPS) calculation is computed by dividing net income (loss) available to RSTI common stockholders by the weighted-average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted-average number of
shares for BASIC net income
per common share	28,448,668	28,845,983	28,428,656	29,989,113
Potential additional shares
due to outstanding dilutive
stock options	744,148	421,384	758,130	414,202
Weighted-average number of
shares for DILUTED net
income per common share	29,129,816	29,267,367	29,186,816	29,403,315

The weighted average diluted shares outstanding for the nine-month periods ended June 30, 2011 and 2010, excludes the dilutive effect of approximately 0.5 million and 1.6 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

14.  Defined Benefit Plans

Components of net periodic cost were as follows for the three and nine-month periods ended June 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service cost	$206	$196	$605	$609
Interest cost	314	287	921	904
Expected return on plan assets	(129)	(115)	(383)	(344)
Amortization of prior
service costs	--	--	--	--
Amortization of net loss	26	35	77	105
Net periodic pension cost	$417	$403	$1,220	$1,274

15.  Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region, attributed based on the geographic location of the RSTI entities, are summarized below:

	June 30,	September 30,
	2011	2010
ASSETS
North America	$221,148	$209,677
Germany	431,935	367,855
Other	288,469	231,809
Intercompany eliminations	(284,353)	(251,149)
	$657,199	$558,192
LONG-LIVED ASSETS
North America	$11,111	$11,714
Germany	39,113	33,752
Other	14,541	7,234
Intercompany eliminations	(39)	(49)
	$64,726	$52,651

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES
North America	$41,723	$29,559	$121,296	$79,135
Germany	113,415	77,920	310,708	216,677
Other	59,927	42,373	163,513	112,139
Intercompany eliminations	(60,154)	(39,544)	(167,268)	(108,735)
	$154,911	$110,308	$428,249	$299,216

INTERCOMPANY SALES
North America	$3,424	$2,127	$10,320	$4,439
Germany	42,763	29,144	119,580	80,407
Other	13,967	8,273	37,368	23,889
Intercompany eliminations	(60,154)	(39,544)	(167,268)	(108,735)
	$--	$--	$--	$--

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
EXTERNAL SALES
North America	$38,298	$27,432	$110,976	$74,696
Germany	70,652	48,776	191,128	136,270
Other	45,961	34,100	126,145	88,250
	$154,911	$110,308	$428,249	$299,216

INCOME (LOSS) BEFORE INCOME TAX
North America	$2,118	$1,264	$8,444	$(1,016)
Germany	15,476	11,663	46,193	24,008
Other	5,198	2,620	12,846	5,402
Intercompany eliminations	(599)	(853)	(5,021)	(894)
	$22,193	$14,694	$62,462	$27,500

16.  Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components.

Product sales are summarized below:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Macro applications	$63,078	$42,838	$170,094	$124,365
Marking and micro
applications	76,780	55,558	215,279	143,103
Components	15,053	11,912	42,876	31,748
	$154,911	$110,308	$428,249	$299,216

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

During the third quarter of fiscal years 2011 and 2010, we realized approximately 41% and 39%, respectively, of revenues from the sale and servicing of laser products used for macro applications, approximately 49% and 50%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 10% and 11%, respectively, from the sale of components.

During the third quarter, we posted record quarterly order entry and sales figures, primarily due to higher business volumes in the machine tool, automotive and electronic industries, especially in Asia. Sales increased by 40%, order entry by 27%, and net income by 58% compared to the third quarter of last fiscal year. With our record order backlog, we are confident about our results in the fouth quarter of fiscal year 2011. Furthermore, we believe that our investments in fiber laser technology have positioned us to be a strong partner for our customers in the laser material proessing industry and complement our mid- to long-term growth strategy.

At June 30, 2011, Rofin-Sinar had 2,059 employees compared to 1,761 employees at June 30, 2010.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net sales	100%	100%	100%	100%
Cost of goods sold	61%	61%	60%	61%
Gross profit	39%	39%	40%	39%
Selling, general and
administrative expenses	19%	21%	19%	23%
Research and development expenses	6%	7%	6%	8%
Intangibles amortization	0%	1%	1%	1%
Income from operations	14%	11%	14%	8%
Income before income taxes	14%	13%	15%	9%
Net income attributable to RSTI	10%	9%	10%	6%

Net Sales - Net sales of $154.9 million and $428.2 million represent increases of $44.6 million, or 40%, and $129.0 million, or 43%, for the three- and nine-month periods ended June 30, 2011, as compared to the corresponding periods in fiscal year 2010.  The increase for the three months ended June 30, 2011, resulted from a net sales increase of $38.1 million, or 43%, in Europe and Asia, and an increase of $6.5 million, or 31%, in North America, compared to the corresponding periods in fiscal year 2010. The increase for the nine months ended June 30, 2011, compared to the corresponding period in fiscal year 2010, resulted from a net sales increase of $104.3 million, or 43%, in Europe and Asia, and an increase of $24.7 million, or 46%, in North America.  The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $8.0 million for the nine month period ended June 30, 2011.

Net sales of laser products for macro applications increased by $20.2 million, or 47%, to $63.1 million and by $45.7 million, or 37%, to $170.1 million for the three- and nine-month periods ended June 30, 2011, as compared to the corresponding periods of fiscal year 2010. The increase was mainly attributable to the continued high demand for our lasers for macro applications in the machine tool industry, especially in Asia, and improved demand in the automotive industry.

Net sales of lasers for marking and micro applications increased by $21.2 million, or 38%, to $76.8 million for the three-month period ended June 30, 2011, as compared to the corresponding period in fiscal year 2010, mainly due to higher revenues from the medical, jewelry, and electronics industries.  Net sales for marking and micro applications increased by $72.2 million, or 50%, to $215.3 million for the nine-month period ended June 30, 2011, as compared to the corresponding periods in fiscal year 2010, mainly due to higher revenues from the medical, consumer electronics and solar industries, as well as sales attributable to the LASAG acquisition.

Revenues for the components business increased by $3.2 million, or 27%, to $15.1 million for the three-month period ended June 30, 2011. Revenues for the nine-month period ended June 30, 2011, increased by $11.1 million, or 35%, to $42.9 million as compared to the corresponding period in fiscal year 2010 mainly due to the demand for our fiber and diode products.

Gross Profit - Our gross profit of $60.7 million and $171.8 million for the three and the nine-month periods ended June 30, 2011, represents increases of $17.8 million, or 41%, and $55.9 million, or 48%, from the corresponding periods of fiscal year 2010.  As a percentage of sales, gross profit remained unchanged at 39% for the three-month period ended June 30, 2011, and increased from 39% to 40% for the nine-month period ended June 30, 2011, as compared to the corresponding periods in fiscal year 2010.  The slight increase in our gross margin for the nine-month period was mainly the result of the higher level of business with the corresponding higher absorption of fixed costs, and an increase in our spare parts and component business.   Gross profit was favorably affected by $2.9 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro in the nine-month period ended June 30, 2011.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $28.7 million and $80.4 million for the three and nine-month periods ended June 30, 2011, represent an increase of $6.0 million, or 26%, for the three-month period, and $12.7 million, or 19%, for the nine-month period, from the corresponding periods of fiscal year 2010.  The increase in SG&A expenses is mainly a result of the additional expenses from the LASAG acquisition, as well as additional sales employees, higher commissions related to the higher level of business, and expenses related to advertisement and exhibition at the bi-annual laser industry show.  SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.7 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro for the nine-month period ended June 30, 2011. As a percentage of net sales, SG&A expenses decreased from 21% to 19% and from 23% to 19% for both the three- and nine-month periods ended June 30, 2011, respectively, as compared to the comparable prior year periods.

Research and Development - The Company spent net $9.5 million and $27.6 million on research and development ("R&D") during the three- and nine-month periods ended June 30, 2011, respectively, which represents an increase of 25% and 19%, respectively, as compared to the corresponding periods of the prior year. Gross R&D expenses for the three-month periods ended June 30, 2011 and 2010, were $10.0 million and $8.1 million, respectively, and were reduced by $0.5 million of government grants during each respective period. Gross R&D expenses for the nine-month periods ended June 30, 2011 and 2010, were $29.4 million and $24.9 million, respectively, and were reduced by $1.8 million and $1.7 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.5 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro for the nine-month period ended June 30, 2011.

Amortization Expense - Amortization expense for the three- and nine-month periods ended June 30, 2011, amounted to $0.7 million and $2.0 million, respectively.  This represents an increase of $0.1 million and $0.2 million for the three- and nine-month periods when compared to the same periods of fiscal year 2010.

Other Income/Expenses - Net other income was $0.4 million for the three-month period ended June 30, 2011, compared to net other income of $2.7 million in the corresponding period of the prior year.  Net other income of $0.6 million for the nine-month period ended June 30, 2011, represents a decrease of $3.5 million compared to $4.1 million in the corresponding period of the prior year.  Net interest expense, within this category, includes $0.1 million of interest income offset by $0.1 million of interest expense for the three months ended June 30, 2011, and $0.5 million of interest income offset by $0.5 million of interest expense for the nine months ended June 30, 2011. The decrease in net other income in the three- and nine-month periods ended June 30, 2011, is primarily due to higher exchange losses in the current year periods compared the corresponding periods of last fiscal year.

Income Tax Expense - Income tax expense of $6.7 million and $19.1 million for the three and nine-month periods ended June 30, 2011, represents an effective tax rate of 30% and 31% compared to 33% and 34% for the corresponding periods of the prior year.  The lower overall effective income tax rate is primarily the result of higher taxable income generated in countries with lower tax rates and additional tax benefits realized from the recently acquired LASAG business.  Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected $0.3 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro in the nine-month period ended June 30, 2011.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $15.2 million and $42.8 million for the three- and nine-month periods ended June 30, 2011, which represents an increase of $5.6 million and $24.9 million for the three and nine months from the corresponding periods in fiscal year 2010. For the three-month period ended June 30, 2011, the basic and diluted per common share calculation equaled $0.54 and $0.52, respectively, based upon a weighted average of 28.4 million and 29.2 million common shares outstanding, as compared to basic and diluted per common share calculation of $0.34 and $0.33, based upon a weighted average of 28.8 million and 29.3 million common shares outstanding for the corresponding period last fiscal year.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2011, were cash and cash equivalents of $122.1 million, short-term investments of $0.7 million, short-term credit lines of $80.2 million and long-term credit lines of $16.4 million.  As of June 30, 2011, $6.8 million was outstanding under the short-term lines of credit and $9.6 million was used for bank guarantees under these lines of credit, leaving $63.8 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $6.8 million, of which $0.3 million was used. Therefore, $70.3 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at June 30, 2011. At such date the entire amount of our long-term lines of credit was fully drawn. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At June 30, 2011, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $11.4 million during the nine-month period ended June 30, 2011.  Approximately $32.1 million in cash and cash equivalents were provided by operating activities, mainly as the result of the increase in net income for the nine months ended June 30, 2011, changes in accrued liabilities, changes in income tax payable and non-cash transactions (stock-based compensation expense and depreciation), partially offset by changes in inventories and in accounts receivable.

Net cash used in investing activities totaled $19.7 million for the nine-month period ended June 30, 2011, and were primarily related to the acquisition of LASAG and additions to property and equipment, including the acquisition of a new facility in Finland to increase manufacturing capacity of the Company's fiber laser series, which was partially offset by the net sale of short-term and long-term investments.

Net cash used in financing activities totaled $5.4 million for the nine-month period ended June 30, 2011, and was primarily related to repurchase transactions under our stock buy back program and repayment of indebtedness to banks, which was partially offset by the issuance of common stock from option exercises and borrowings from banks.

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

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing and price thereof. Through March 31, 2011, the Company has purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million. There were no purchases of shares under the stock buyback program during the three months ended June 30, 2011.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements (other than operating leases) involving variable interest entities.

Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 63% of our sales are denominated in other currencies, primarily the Euro, British pound, Swiss francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, and Japanese yen.  Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity.  The accumulated currency translation adjustment component of stockholders' equity represented a gain of $36.9 million at June 30, 2011, as compared to a gain of $17.6 million at September 30, 2010.

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

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2011, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

	Number of	Total	Number of
	Shares of	Number of	Exercisable
	Common Stock	Stock Options	Stock Options
	Beneficially	Owned at	Owned at
Name	Owned	June 30, 2011	June 30, 2011
Peter Wirth	12,600	125,000	119,000
Gunther Braun	6,000	680,000	522,000
Carl F. Baasel	152,000	--	--
Ralph E. Reins (1)	24,000	--	--
Gary K. Willis (1)	36,000	--	--
Daniel Smoke (1)	32,000	--	--
Stephan Fantone (1)	7,000	--	--

(1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2011, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At June 30, 2011, the Company maintained cash equivalents and short term investments of $122.7 million, consisting mainly of interest bearing securities and demand deposits.  If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At June 30, 2011, the Company had $10.5 million of variable rate debt on which the interest rate is reset every three months, $2.5 million of variable rate debt on which the interest rate is reset every year and $10.2 million of fixed rate debt.  Maturities of this debt are as follows: $3.1 million is due in fiscal year 2011, $4.4 million is due in fiscal year 2012, $9.0 million is due in fiscal year 2013, $2.0 million is due in fiscal year 2014, $1.5 million is due in fiscal year 2015 and $3.3 million is due in fiscal 2016.  A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amounts of Euro 3.2 million and Swiss francs 4.5 million (equivalent to $4.6 million and $5.4 million, respectively, based on the exchange rates at June 30, 2011), to minimize the interest expenses on short-term and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At June 30, 2011, the Company held Japanese yen forward exchange options with notional amount of Euro 0.2 million and Japanese yen forward exchange options with notional amount of $0.1 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to less than $0.1 million loss.

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

The certifying officers concluded, based on their evaluation, that theCompany's disclosure controls and procedures were effective, as of the end of the quarterly period covered by this report, in ensuring that material information relating to the Company, including its consolidated subsidiaries, is made known to them in a timely fashion, taking into consideration the size and nature of the Company's business and operations.

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

Item 1A. Risk Factors

For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2010.  See also, "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing and price thereof. Through March 31, 2011, the Company has purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million. There were no purchases of shares under the stock buyback program during the three months ended June 30, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Removed and Reserved

Item 5.   Other Information

None.

Item 6.   Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rofin-Sinar Technologies Inc.
(Registrant)

Date: August 9, 2011	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer