Form 10-K
period 2011-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2011-11-29
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 000-21377

ROFIN-SINAR TECHNOLOGIES INC.
(Exact name of Registrant as specified in its charter)

Delaware	38-3306461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40984 Concept Drive, Plymouth, MI	48170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (734) 455-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.01 per Share Rights Associated with common stock, par value $0.01 per Share	The NASDAQ Global Select Market

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the common stock on March 31, 2011 (the last business day of the most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market was approximately $1,112,476,381.  For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

28,502,759 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 28, 2011.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Stockholders to be held in March 2012 are incorporated by reference herein at Part III, Items 10-14.

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

These factors include (among others):

●	downturns in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries which may have, in the future, a material adverse effect on sales and profitability of the Company;

●	the ability of the Company’s OEM-customers to incorporate its laser products into their systems;

●	the impact of exchange rate fluctuations, which may be significant because a substantial portion of the Company’s operations is located overseas;

●	the level of competition and the ability of the Company to compete in the markets for its products;

●	the Company’s ability to develop new and enhanced products to meet market demand or to adequately utilize its existing technology;

●	third party infringement of the Company’s proprietary technology or third party claims against the Company for the infringement or misappropriation of their proprietary rights;

●	competing technologies that are similar to or that serve the same uses as the Company’s technology;

●	the scope of patent protection that the Company is able to obtain or maintain;

●	the Company’s ability to efficiently manage the risks associated with its international operations; and

●	the other risks described under “ITEM 1A - Risk Factors”.

In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.	BUSINESS

COMPANY OVERVIEW AND HISTORY

Rofin-Sinar Technologies Inc. was incorporated in 1996 under the laws of the State of Delaware and is a NASDAQ-listed Company. We are a leader in the design, development, engineering, manufacturing and marketing of laser-based products, primarily used for cutting, welding and marking a wide range of materials. In this report, the terms “Company”, “Rofin”, “RSTI”, “we”, “us”, and “our” mean Rofin-Sinar Technologies Inc., and all entities included in our consolidated financial statements.

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

The results of the fiscal year ended September 30, 2011, were comparable to our pre-economic crisis levels of fiscal year 2008. Sales improved in all of the Company’s key regions, primarily driven by the machine tool, automotive, electronics and medical device industries reflecting the overall improved macro economic climate during the fiscal year 2011. As a consequence of the general challenging market conditions and the more cautious sentiment of our industrial customers as well as a weaker Asian order intake in our most recent quarter, we expect a slowdown in our business for the first six months of fiscal year 2012. Nevertheless, management is confident that the Company’s order backlog and expanding product portfolio, especially in fiber lasers, provide a solid platform for a successful fiscal year 2012.

According to the Industrial Laser Solutions magazine’s 2011 forecast for industry data, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) will reach approximately $1.7 billion for the year. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of over 20% (based on laser-related sales volume). The Company has sold more than 57,000 laser sources since 1975 and currently has over 4,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2011, 2010, and 2009, approximately 40%, 41%, and 40%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 50%, 49%, and 48%, respectively, related to sales of laser products for marking and micro applications, and approximately 10%, 10%, and 12%, respectively, related to sales of components.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries.  The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components.  Many of Rofin’s customers are among the largest global participants in their respective industries.  During fiscal 2011, 2010, and 2009, 18%, 19%, and 20%, respectively, of the Company’s sales were  in North America, 45%, 46%, and 57%, respectively, were in Europe, and 37%, 35%, and 23%, respectively, were in Asia.

Share buyback program

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. Through September 30, 2011, the Company purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million.

Acquisitions

On December 2, 2006, the Company purchased an additional 1% of the share capital of Rofin-Sinar UK Ltd. (“RS UK”) through Rofin-Sinar Technologies Europe S.L. (“RSTE”) under an option agreement.  The Company held 81% of the share capital of RS UK as a result of this purchase.  This purchase resulted in goodwill of $0.2 million.  On December 3, 2007, the Company purchased the remaining 19% of the share capital of RS UK through RSTE under this option agreement.  The Company now holds 100% of the share capital of RS UK.  This purchase resulted in goodwill of $5.6 million.

On May 14, 2007, the Company purchased an additional 45% of the share capital of H2B Photonics GmbH, Garbsen (“H2B”) (Germany) through its wholly-owned subsidiary Rofin-Baasel Lasertech GmbH & Co. KG (formerly Carl Baasel Lasertechnik GmbH & Co. KG) (“CBL”).  The Company held 85% of the share capital of H2B. This purchase resulted in goodwill of approximately $0.1 million.  Effective September 29, 2011, the Company received the remaining 15% of the share capital of H2B through a transfer of shares and now holds 100% of the share capital.

Effective February 28, 2007, the Company acquired 80% of the common stock of m2k-laser GmbH, Freiburg (Germany), through its wholly-owned subsidiary Rofin-Sinar Laser GmbH.  m2k-laser GmbH develops and manufactures semiconductor lasers based on the III-V compounds GaAs and GaSb for use predominantly in the scientific industry. The same components can also be used for pumping solid-state lasers, which are used for material processing.  Additionally the parties have agreed on a put/call option exercisable beginning in 2012 for the remaining 20% of the common stock.  Accordingly, the Company's financial statements present m2k-laser GmbH as if it was 100%-owned. This purchase resulted in goodwill of approximately $0.6 million.

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

Effective April 5, 2007, the Company acquired 100% of the common stock of ES Technology Ltd., Oxford (UK), through its wholly-owned subsidiary Rofin-Baasel UK Ltd. ES Technology Ltd. develops customized laser marking system solutions based on various laser technologies and distributes a number of optical devices and components into Northern European territories from several American suppliers via its subsidiary, Laser Service Ltd., Oxford (UK). This purchase resulted in goodwill of approximately $0.7 million.

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

In fiscal year 2008, the Company formed Nanjing Eastern Technologies Company Ltd. in Nanjing (China) as an 80%-owned subsidiary.

Effective July 1, 2008, the Company formed Rofin-Baasel Swiss AG in Biel (Switzerland) as a wholly- owned subsidiary through its wholly-owned subsidiary RSTE.

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

Effective April 12, 2010, the Company, through its wholly-owned subsidiary Nufern, purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc. This purchase resulted in additional goodwill of $0.3 million.

Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland) (“LASAG”), through RSTE. Additionally, the Company acquired the LASAG selling and service operations in Germany, Italy, Japan and the United States. LASAG is one of the original laser companies with more than 30 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling and scribing applications to the medical device, automotive, electronic, and aerospace industries. In addition, LASAG has special expertise in high-precision drilling and laser processing heads.  This purchase resulted in goodwill of approximately $1.6 million and other intangibles, net of $2.3 million.

Effective August 24, 2011, the Company formed ROFIN BAASEL Laser India Pvt. Ltd. in Mumbai (India) as a wholly-owned subsidiary through its wholly-owned subsidiaries Rofin-Sinar Laser GmbH (99%) and Rofin-Baasel Lasertech GmbH & Co KG (1%). It started its operations in October 2011 and takes responsibility for sales and service of Rofin laser products in India.

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

The Company believes that the major sources of its future growth will be the following:

●
Developing New Laser Products through Technological Innovation:  Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company’s strategy.  The Company is currently focusing its research and development activity on expanding the output power range of its CO2, diffusion cooled, wave-guide Slab lasers and enhancing the performance of its line of high power, fast-flow CO2 lasers.  The Company is also expanding its series of end and side pumped, solid-state lasers for marking and micro applications. In addition, the Company is actively engaged in the research and development of its low- and high-power fiber laser family to further expand its solid-state laser range for marking, micro, and macro applications. In addition, R&D is focused on expanding our component product range, especially in the field of passive and active fibers, laser diodes, power supplies, and fiber delivery systems.

●
Focusing on Cross-Selling to Existing Customers in Target Markets:  The Company intends to continue to focus its sales and marketing activities on its traditional target markets  (the machine tool, automotive, semiconductor and electronics industries) as well as those markets it has entered more recently (the medical device, flexible packaging and photovoltaic industries).  The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors.  To exploit its opportunities by developing new applications for existing laser technologies, the Company is further exploring the potential for use of its high power, Q Switch, diode pumped, solid-state laser for edge ablation in the photovoltaic industry or surface applications such as cleaning of materials. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding, cutting and drilling for the semiconductor and electronics industry.  In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. In the photovoltaic industry, the Company intends to further exploit structuring applications for its macro and micro laser products such as scribing of thin film solar cells.

●
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

●
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

●
Acquiring Complementary Business Operations or Products:  Since 1997 the Company has successfully completed and integrated fourteeen acquisitions, including its acquisitions of Dilas (1997), assets of Palomar Technologies UK Ltd. (1998), Rasant-Alcotec Beschichtungstechnik GmbH (1999), Baasel Lasertech (2000), Z-Laser S.A. (2001), Optoskand AB (2004), PRC Laser Corporation and Lee Laser, Inc. (2004), H2B Photonics GmbH (2006, 2007 and 2011), ES Technologies Ltd. (2007), Corelase Oy (2007), m2k-laser GmbH (2007), Nufern (2008), NELC (2009), the coil winding business from Optelecom-NKF, Inc. (2010) and LASAG AG (2011) . Management believes that, collectively, these acquisitions have advanced the Company’s worldwide expansion, consolidated the Company’s position in the industrial laser material processing market and contributed to the Company’s financial performance during the last several years.  The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings or provide access to new geographical markets.

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

Lasers are used for material processing because of the excellent focusability of laser beams.  When focused through lenses and mirrors, the energy density in the focus spot is so high that metals and other materials can be melted and vaporized.  The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application are wavelength, pulse duration, output power, spatial coherence, and cost per watt of laser power.

The principal types of laser technologies currently used for material processing are CO2 lasers, solid-state lasers, which is a category that also includes fiber lasers, and diode lasers.

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

Traditional solid-state lasers use flash lamps or laser diodes as source of excitation and are referred to as “flash-lamp-pumped” or “diode-pumped” lasers. The lasing medium is a solid-state crystal, generally in the form of a rod or a disc. Widely used crystal rod material is either neodymium yttrium aluminium garnet (Nd:YAG) or neodymium vanadate (Nd:YVO4). The rod is positioned in a cavity, which is either a gold or ceramic reflector, and pumped using flash lamps or laser diodes from the side, or alternatively the rod is pumped from its ends with laser diodes. Typical output powers vary from 3 to 1,000 watts from a single rod and output powers in the multiple kilowatt range can be achieved by combining several cavities within a resonator. In the “disc design” the lasing medium is a thin crystal (typically ytterbium:YAG) disc, which is excited by laser diodes in an optical multi-pass configuration. By using multiple thin disc laser heads within one resonator, several kilowatts of power can be generated.

Fiber lasers are solid-state lasers that have their origin in low-power information and communication applications and since 2003 have undergone a rapid development towards higher output powers, which makes this technology also interesting for higher-power material processing applications. The lasing medium, typically ytterbium, is contained in a waveguide (the fiber itself) and surrounded by a cladding which guides the pump light to the lasing medium. With in-fiber components like fiber bragg gratings, tapered fiber bundles (pump light couplers), power combiners and delivery fibers, from the generation of the light to the delivery of the light to the work piece, can be realized in an “all-in-fiber” technology. Today, a kilowatt of laser power can be generated from a single fiber not bigger in diameter than a human hair. Higher power can be generated by bundeling multiple fibers.

Diode lasers are based on special semiconductor structures on a gallium arsenide (GaAs) die to generate laser light.  A typical 10 mm long laser diode bar contains approximately 25 single laser emitters.  When mounted on a specially designed, highly-efficient heat sink, a laser diode bar is able to produce up to 100 watts of laser output power.  A single high-power laser diode module consists of: (1) a semiconductor laser diode bar; (2) a high-efficient heat sink, on which the laser bar is mounted; and optional (3) a micro-lens system, which is mounted in front of the laser bar to collimate or focus the light. Optical output power can be increased by combining the beamlets of several laser diode modules on top of each other.  Through optical combination of such modules, output powers in the kilowatt range can be achieved.  Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment, micro-hardening, soldering, and plastic welding.

THE COMPANY’S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state, including fiber lasers, and diode laser sources, and solutions in a variety of configurations and options.  As a technological leader in CO2, solid-state, fiber, and diode lasers, the Company is able to meet a broad range of its customers’ cutting, welding, and marking requirements.  The Company’s lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer’s production process.  The Company’s engineers and other technical experts work directly with the customer in the Company’s applications centers to develop and customize the optimal solution for the customer’s manufacturing requirements.

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

●	cutting, welding, and surface treatment (macro applications);

●	marking; and

●	fine cutting, fine welding, micro drilling, and fine structuring/ablation (micro applications).

Besides offering laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their unique manufacturing requirements.  In developing its laser-based solutions, the Company offers customers its expertise in:

●	product development and manufacturing services based on over 35 years of laser technology experience and applications know-how;

●	application and process development, which means developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes;

●	system engineering, which means advising customers on machine design, including tooling, automation and controls for customers in need of “turn-key” solutions; and

●	extensive after-sales support of its laser products, including technical support, field service, maintenance and training programs, and rapid spare parts delivery.

The following table sets forth the Company’s net sales of laser products used for macro applications, laser products used for marking and micro applications, and components in fiscal 2011, 2010, and 2009:

	September 30,
Product Category*	2011	2010	2009
	(in thousands)

Laser macro products	$237,449	$172,877	$140,362
Laser marking and micro products	302,330	206,535	168,131
Components	57,984	44,158	41,086
	$597,763	$423,570	$349,579
_____________
*	For each laser product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator optics and cooling mechanism), power supply, and microcontroller (for control and monitoring). Selected laser systems provided by our Company are equipped with the uniform operating concept “ROFIN Control Unit” (RCU).  RCU is a real-time laser and handling control device, which allows control of any laser mode. The user interface allows full access from a terminal (for instance a touch screen) that is located directly on the machines, or via a preceding PC with an Ethernet connection.  The standardized ROFIN Control Network allows the extended diagnosis of all laser components via the Intranet, the Internet, or WLAN.  With the open PLC programming system, customers can individually adapt the process sequence.

For a more detailed discussion of the components of a laser source, see “Laser Technology”.  Products are offered in different configurations and utilize different design principles according to the desired application.

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Laser macro products	Machine tool	Cutting and welding of metals
	Automotive	Cutting and welding of metals
Laser marking products	Semiconductor and electronics	Marking of integrated circuits, wafers, solar cells, electronic components, and smart cards
	Automotive	Marking of labels and car components
Laser micro products	Medical devices, semiconductor and electronics, photovoltaic, dental and jewelry	Fine welding, fine cutting, micro structuring/ablation, and drilling
	Packaging and paper industry	Perforating and scribing of paper and foils
Components	Laser industry

LASER MACRO PRODUCTS

The Company’s business strategy for its macro laser business is to grow its revenues by:

●	increasing its market share in its existing CO2 laser market through increased sales of its low and high power, diffusion cooled, wave-guide Slab lasers and fast-axial flow CO2 lasers;

●	developing fiber lasers with higher output powers to achieve higher cutting speeds and deeper welding depths in order to broaden its addressable markets;

●	further developing the Remote Welding, Tube Welding, Profile Welding, and Scanner Welding System concepts;

●
continuing research and product engineering for its solid-state and fiber laser series to further penetrate the market and to further increase the output power or vary the wavelengths for specific applications.

The Company's high-power laser macro product offering consists of laser products which are produced and marketed under the following brand names: Rofin, PRC, NELC, and Dilas.

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

The Company’s family of solid-state and fiber laser products for macro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
DQ Series	500 W - 1.0 kW	Laser diodes	Automotive, Consumer electronics, Photovoltaics	Surface treatment
FL Series	500 W - 4.0 kW	Laser diodes	Automotive, Machine tool	Cutting and welding

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

The Company’s FL Series of high-brightness single or multi-mode fiber lasers use special fiber optics as the active medium. These fiber lasers are suitable for classic cutting and welding applications as well as for new applications such as remote cutting.  In contrast to common laser concepts in which the created laser beam switches repeatedly between air and the active medium, this laser beam does not leave the fiber optic before entering the working process optic or the beam switch with subsequent launching into the working process.  Due to this “all-in-fiber” technology, the risk of contamination can be eliminated. Beam switches and energy splitters are available options allowing up to four work cells to be operated with only one laser.

The Company’s family of diode laser products for welding, soldering and surface treatment applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Diode Lasers	1.0 kW - 3.6 kW	Direct current	Machine tool, Automotive sub-supplier	Surface treatment, Hardening, Cladding

The Company’s high-power diode lasers are designed to meet the requirements of a wide range of soldering, and surface treatment applications, i.e. in the machine tool industry.

LASER MARKING PRODUCTS

The Company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General, Inc. and designed and introduced the “PowerLine” laser marker.  Since then the Company has developed a broad line of market leading laser markers that deliver optimal results in terms of quality and speed on a wide range of materials. Based on its vast experience, Rofin offers standardized and customized laser marking systems in different power ranges and wavelengths for use in various industrial segments. Strength and experience in research and development, application and software ensure innovative, standardized and tailored solutions which meet most exigent customer demands.  The Company’s laser marking products incorporate high value-added software – VisualLaserMarker – that provide the customer full control of the laser marking process.

The Company believes that the following factors have contributed to the growth that it has experienced in the laser marking business:

●	the Company’s ability to tailor its laser marking solutions to the customer’s requirements;

●
the Company’s expertise in solid-state laser beam power in different wavelengths, mode structure and high-frequency switching capability, which provides optimal quality in terms of marking contrast and speed on a wide variety of materials;

●
the Company’s proprietary software – VisualLaserMarker – which provides an interface between the laser marking products and the customer’s computers, and supports a broad range of network communication software; and

●	the Company’s focus on innovation, which is reflected in cutting-edge products that satisfy standard as well as complex market requirements.

The Company’s business strategy for its laser marking business is four-fold:

●	to expand its position in worldwide laser marking markets with a particular focus on the semiconductor, electronics, automotive, and smart card industries;

●	to offer a balanced product portfolio covering different technologies and wavelengths (i.e. CO2, fiber, green, infrared and UV lasers) that addresses high-end and general application markets;

●	to pursue application development for existing and new products; and

●	to capitalize on its installed base of lasers by cross-selling the Company’s products to its existing customers.

The Company's laser marking product offering consists of laser products which are produced and marketed under the following brand names: Rofin and Nufern.

The Company’s family of laser marking products is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
PowerLine	2 W - 100 W	Laser diodes, Flash lamps or CO2	Semiconductor, Electronics, General marking applications	Integrated circuit marking, Marking of metals plastics and organic materials, Day and Night design, Smart card
MultiScan	100 W	High frequency	Packaging	Consumer goods marking
LabelMarker Series	Stand-alone laser based system		Automotive	Label marking
EasyMark	Laser workstation		General marking applications, Medical components, Tool industry	Metal and plastics marking
EasyJewel	Laser workstation		Jewelry marking	Metal marking
CombiLine Series	Laser workstation for integration of a wide range of Rofin laser markers		General marking applications	Metal and plastics marking
NuQ Fiber Series	20 W - 30 W	Laser diodes	OEM	Marking, Engraving

PowerLine – The Company’s standard PowerLine laser marking products consist of a range of lasers with output power from 2 watts to 100 watts with a galvo-head, a personal computer with state-of-the-art processor and Rofin’s proprietary VisualLaserMarker software.  The modular design of the PowerLine markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM-customers may order the laser head and 19” modules, for easy integration into the system specified by the end-user).  The PowerLine solid-state lasers incorporate diode modules which result in higher output power (and therefore higher marking speeds), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions provide further increases in efficiency in a compact size. PowerLine marking products are also available with fiber lasers with output powers of up to 50 watts (i.e. with PowerLine F 50), ensuring higher energy efficiency and therefore reduced operating costs. The availability of different wavelengths in the product portfolio enables to provide solutions for a wide range of applications. Especially the frequency multiplied lasers (green, UV) open new areas for the industrial utilization. The Company’s proprietary VisualLaserMarker software provides customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double marking head allowing speeds of up to 1,600 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser.  Their main application - among a wide variety of possible applications - is marking in the semiconductor and electronics industries.

MultiScan VS – This vector scanning marker utilizes a 100 watts sealed-off CO2 laser and features the ability to mark components that are moving at high speeds. The main application is the marking of consumer goods in the packaging industry.

LabelMarker Advanced – This stand alone, laser-based system is Rofin’s state-of-the art solution when it comes to high demands concerning speed and reliability in the process of label marking.  The LabelMarker Advanced delivers high efficiency and short marking time due to an integrated, powerful laser. As a comprehensive all-in-one solution, the LabelMarker Advanced is compact and comfortable. This laser system with a class 1 safety rating can be used in any production area without additional safety requirements.

EasyMark – The EasyMark is a class 1 safety rating transportable desktop device. The 110 V to 230 V connection and integrated cooling based on thermo-electrical technology guarantees quick and easy initial operation. The EasyMark offers a program-controlled z-axis and a rotary axis which can optionally be integrated. An aluminum T-slot plate facilitates mounting of customer-specific work piece carriers, thereby allowing the processing of work pieces of different sizes and shapes.

EasyJewel – The EasyJewel is a transportable desktop device with a class 1 safety rating specially developed to mark jewelry. The laser system offers the benefits of non-contact, abrasion-resistant, permanent marking onto almost any type of precious material with high speed and precision. Special machine features include quick and exact loading of regular and special shapes, jogging function to reach the optimum marking position and various software capabilities.

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

NuQ – These pulsed fiber laser sources are produced and marketed under the Nufern brand and are designed for OEM customers and integrators. Their compact industry standard footprint allows easy integration into marking systems in a variety of industries.

LASER MICRO PRODUCTS

After the acquisition of Baasel Lasertech in 2000, the Company formed a separate sales and marketing group focused on micro applications.  This group markets and sells a broad range of laser products, including pulsed, fiber and other solid-state lasers for various spot and seam welding and fine cutting applications, CO2 Slab lasers for perforating applications, Q switched, solid-state and ultra short pulse lasers for surface structuring/ablation, cutting and drilling, and diode lasers for soldering and plastic welding applications.

The Company’s business strategy for its micro applications business is to:

●	continue to develop customers in the consumer electronics industry for fine welding and cutting applications;

●	focus on manufacturers of medical instruments and implants within the medical device industry using mainly the applications cutting and welding;

●
increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods;

●
further broadening its existing portfolio through expanding the output power range and offering different wavelengths (i.e. UV, infrared, green) and different laser technologies (i.e. fiber lasers, ultra short pulse lasers);

●	increase its sales in the photovoltaic market with different applications;

●	develop new markets for ultra short pulse laser applications; and

•	develop/broaden applications such as turbine drilling for the aerospace or power generation industries

The Company's laser micro product offering consists of laser products which are produced and marketed under the following brand names such as Rofin, DILAS, Corelase, Lee Laser, or LASAG.

The Company’s family of laser products for micro applications is as follows:

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Manual Welders	60 W - 200 W	Flash lamp	Jewelry, Mold making, Medical device	Spot and seam welding
StarPulse	40 W - 500 W	Flash lamp	Medical device, Electronics	Spot and seam welding
StarFiber	100 W – 600 W	Diode	Electronics, Medical device	Fine cutting Fine welding
X-Lase	1 W – 24 W	Diode	Semiconductor, Electronics	Scribing
StarFemto	1 W – 5 W	Diode	Medical	Cutting, Structuring
PerfoLas Systems	1,000 – 2,000 W	Direct current	Paper	Perforating
StarShape Systems	100 – 600 W	Direct current	Packaging	Cutting Drilling Structuring
UW and MPS Laser Systems	n.a.	n.a.	Electronics, Medical device, Automotive, Semiconductor	Cutting, Welding, Structuring
Series 800	4 W – 1,000 W	Flash lamp	OEM	Micro/Marking
Series LDP	10 W – 800 W	Diode	OEM	Micro/Marking
Series LEP	2 W – 20 W	Diode	OEM	Micro/Marking
Series LDPP	8 W – 200 W	Diode	OEM	Fine cutting
Series LLP	500 W – 1,000 W	Flash lamp	OEM	Welding, Cutting
COMPACT/MINI Diode Laser System Series	25 W – 500 W	Diode	Automotive, Electronics, Medical device, Consumer goods	Plastic welding, Soldering
KLS 246 Series	20 W – 120 W	Flash lamp	Automotive, Medical device Consumer goods	Fine cutting, Precision drilling, Scribing
FLS Series	120 W – 500 W	Flash lamp	Aerospace, Power Generation, Tooling, Photovoltaic	Drilling, Cutting, Welding

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
LFS Series	150 W – 200 W	Diode	Medical device, Electronics, Tool industry, Watch industry	Precision cutting and welding
SLS CL Series	5 W – 250 W	Flash lamp	Medical device, Electronics, Automotive	Spot and seam welding

Manual Welders - The Company's manual welders for micro applications, which are sold under the name Performance Tool Open and Internal, consist of pulsed, solid-state lasers in the range of 60 watts to 200 watts, which are primarily used for fine welding applications in the medical device, jewelry and mold making industries.

StarPulse Series – The StarPulse Series consists of pulsed Nd:YAG rod lasers with power ratings from 40 to 500 watts. StarPulse lasers provide high peak powers and high pulse-to-pulse stability and are designed for use in fine welding applications such as laser welding of highly reflective materials in the medical device and electronics industry.

StarFiber Series – The robust and compact fiber laser systems of the StarFiber Series achieve nominal powers of 100 to 600 watts. The lasers can be operated in either pulse-modulated or continuous wave mode. The StarFiber Series is designed for a broad range of applications including fine welding, such as welding of electromechanic components, and fine cutting, such as in the production of medical devices.

X-Lase – The X-Lase Series comprise of picosecond pulse mode-locked fiber laser systems with a maximal output power of 24 watts. Main markets are in the semiconductor, electronics, and display industries. In these industries the X-Lase products can be used for thin film patterning, ablation, and scribing applications. The X-Lase Series are manufactured and marketed under the Corelase brand.

StarFemto – The StarFemto Series is comprised of femtosecond pulse mode-locked laser systems with a maximal output power of 5 watts. Main markets are medical implants and other fine cutting or structuring applications.

PerfoLas Systems – The PerfoLas Systems consist of a high-power CO2 laser and a specially designed beam delivery and paper handling system that includes a laser beam splitter (PerfoLas Multiplexer) which allows customers to drill more than 500,000 holes per second into paper or foils.  The primary application for these lasers is perforation of paper and foils.

StarShape Systems – Each StarShape System consists of a CO2 laser in combination with a galvo scanning head and is used for precise cutting, drilling, and surface structuring.

The Universal Workstation (“UW”) and Modular Processing System (“MPS”) Series are modular, standard laser-based systems that have been designed to meet a variety of applications including welding, cutting, surface modification, and ablation. Depending on the application, the UW and MPS Systems can be equipped with different laser sources (femtosecond, fiber, diode, or solid-state laser) and modified for specific handlings.

Series 800 are flash-lamp pumped, solid-state lasers which are produced and marketed under the Lee Laser brand and sold to OEM-customers and system integrators for various micro and marking applications.

Series LDP and LEP are diode pumped, solid-state lasers that are produced and marketed under the Lee Laser brand and sold to OEM-customers and system integrators for various micro and marking applications.

Series LDPP are diode pulse-pumped Nd:YAG lasers that are produced and marketed under the Lee Laser brand and are designed specifically to precision cut thin metals. Main market is the medical device industry.

Series LLP are lamp pumped, solid-state lasers which are designed for welding and cutting applications. These lasers are produced and marketed under the Lee Laser brand.

The COMPACT and MINI Diode Laser System Series are laser systems that are manufactured and marketed under the DILAS brand. These systems are available in a wide range of output powers and wavelengths, including fiber-coupled direct beam or line source solutions, and are engineered for utilization in industrial laser materials processing, mainly for plastic welding, soldering and brazing applications in the automotive, medical device and electronic industries.

KLS 246 Series – The KLS Series lasers are pulsed solid-state lasers that provide excellent beam quality and high peak power, which are ideal for fine cutting, drilling and scribing applications.

The FLS Series are lamp pumped, pulsed, solid-state lasers with high peak power for deep penetration cutting, welding and drilling for high throughput. Targeted industries are mainly the aerospace, power generation, tooling and solar industries.

LFS Series – The pulsed fiber lasers of the LFS Series provide high pulse peak power and high beam quality, and are ideally suited for processing a wide range of maertials in the medical device, electronics, tooling and watch industries.

SLS CL Series – The lasers of this series are pulsed Nd:YAG solid-state lasers with output powers in the range of 5 to 250 watts with outstanding process features for welding challenging metals and dissimilar materials. The SLS Series lasers are state-of-the-art production tools in the medical device industry, but are also used in many other applications in the aerospace, power generation, electronics and automotive industries.

The KLS 246, SLS CL, FLS and LFS Series are all manufactured by the Company's recently acquired business, LASAG AG. A broad variety of accessories such as specific beam delivery components, scanners, as well as different processing heads for cutting, welding or drilling applications are offered in combination with these micro products.

COMPONENTS

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

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications and marking and micro applications, Rofin operates application centers in fourteen countries where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques.  Revenues derived from application development are not a significant component of total revenues.  Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer.  The Company currently has approximately 50 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries.  Our principal markets are the machine tool, semiconductor, electronics, photovoltaic, and automotive industries.  The following table sets forth the allocation of the Company’s total laser-related sales excluding service, spare parts, and components among our principal markets:

	Fiscal Years
Principal Market	2011	2010	2009	Primary Applications
Machine Tool	38%	39%	34%	Cutting and welding
Semiconductor, Electronics, and Photovoltaic	28%	26%	24%	Marking of integrated circuits, electronic components, smart cards, and structuring of solar cells
Automotive & Sub-Supplier	7%	5%	8%	Cutting, welding and component marking
	73%	70%	66%

The remaining 27%, 30%, and 34%, of total laser sales in fiscal 2011, 2010, and 2009, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturing, flexible packaging, job shops, jewelry, universities, and institutes.  No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 65 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin’s products into their own production systems.  Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry who sell laser cutting machines incorporating Rofin’s products without any substantial involvement by Rofin.  Lasers for welding applications are marketed and sold both to systems integrators and to end-users.  Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit, solar cell, and smart card marking applications).  Laser micro products are marketed and sold directly to end-users and to OEM-customers (mainly for solar cell and jewelry applications).  In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component.  In these cases, Rofin’s application engineers work directly with the end-user to optimize the application’s performance and demonstrate the advantages of the Company’s products.

Rofin has approximately 140 direct sales engineers operating in 24 countries, approximately 45 of whom are dedicated to marketing lasers for macro applications and approximately 95 of whom are dedicated to marketing lasers for marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 39 independent representatives marketing the Company’s laser products in Australia, Austria, Argentina, Brazil, China, Denmark, Eastern Europe, Finland, France, Germany, Hungary, India, Israel, Italy, Japan, Korea, Northern Africa, Norway, the Middle East, the Philippines, Russia, Singapore, South Africa, Slovenia, Sweden, Switzerland, Thailand, Turkey, Ukraine, United Kingdom, and the United States.  These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin’s products.  All sales and delivery of product are conducted by the Company. Of the independent representative agreements, 18 are on an exclusive basis, with the other 21 on a non-exclusive basis.  These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six-month cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg (Germany) and Kingston upon Hull (UK), and of laser diode components, from Mainz and Freiburg (both (Germany). Worldwide sales and marketing of laser marking products is directed from Rofin’s offices in Gunding-Munich (Germany) and, for laser micro products and power supplies, from Starnberg (Germany). Optical engines for fiber lasers for the worldwide market are sold and marketed from Tampere (Finland) and East Granby (USA), and fiber optics and beam delivery systems are sold and marketed from Gothenburg (Sweden). In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland, and the United Kingdom.

North American sales of Rofin’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan, facility and of its marking products are managed out of its Devens, Massachusetts, facility. The Company also maintains sales offices in Chandler, Arizona, Buffalo Grove, Illinois, and Santa Clara, California, to support the expansion of Rofin’s laser business in the North American market and a sales and service office in Mississauga (Canada) to support the Canadian market. North American sales of diode laser components are directed from Tuscon, Arizona.

PRC Laser directs its worldwide sales and marketing of lasers for macro applications from its office in Landing, New Jersey, Lee Laser directs its worldwide sales and marketing of laser for micro applications from its office in Orlando, Florida, and LASAG directs its worldwide sales and marketing of laser for micro applications from its office in Thun, Switzerland. All three companies sell their products independently under their own brands.

The Company maintains sales and service offices in China, India, Japan, Singapore, South Korea and Taiwan. Over the next five years, the Company expects demand for industrial lasers to increase in the Asia/Pacific region.  The Company believes that the geographic markets with the greatest long-term potential in the future are China and India, principally due to the expansion of domestic machine tool, automobile, semiconductor, electronic, and photovoltaic production in these countries.

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During fiscal 2011, 2010, and 2009, approximately 36%, 40%, and 42%, respectively, of the Company’s revenues were generated from sales of after-sales services, replacement parts and components for laser products.  The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM and end-user customers.  This close relationship is maintained as our customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions.  Rofin has 403 customer service personnel.  The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser-operating techniques, and processing technology.  Most of the Company’s OEM-customers also provide customer service and support to end-users.

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

Of Rofin’s 403 customer service personnel, approximately 235 employees operate in the field in about 50 countries.  Field service personnel are also involved in the installation of the Company’s systems.

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

Laser Marking and Micro Products

Significant competitive factors in the laser marking and micro market include system performance and flexibility, cost, the size of each manufacturer’s installed base, capability for customer support and breadth of product line.  Because many of the required components to develop and produce a laser product for marking applications are commercially available, barriers to entry into this market are low and the Company expects new competitive products to enter this market.  The Company believes that its product range for marking and micro applications will compete favorably in this market primarily due to its performance and price characteristics of such products.

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

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2, solid-state and fiber laser macro products at its Hamburg (Germany), Plymouth, Michigan, Landing, New Jersey, and Nanjing (China) facilities.  The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Oxford (UK), Singapore, and Devens, Massachusetts.  Rofin’s micro application products are manufactured and tested in Starnberg (Germany), Tampere (Finland), Thun (Switzerland) and Orlando, Florida.  The Company’s diode laser products are manufactured and tested at its Mainz (Germany), Freiburg (Germany), Nanjing (China), and Tucson, Arizona, facilities.  The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany). The Company’s active and passive fibers and amplifiers are manufactured and tested in East Granby, Connecticut. Optical engines for fiber lasers and fiber lasers modules are manufactured in Tampere (Finland).

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

Rofin’s in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property.  These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company’s finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration.  Although the Company minimizes the number of suppliers and component types wherever practicable it has at least two sources of supply for key items.  Rofin has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors.  The Company purchases certain major components from single suppliers.  The Company estimates that 16% of its revenues are from the sale of products that require specialized components currently only available from single sources.  Rofin has written agreements with such suppliers and has not had material delays in supplies from these sources.  The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

Rofin is committed to meeting internationally recognized manufacturing standards.  Its Hamburg, Gunding-Munich, Starnberg, Mainz, Overath (all Germany), Thun (Switzerland), Gothenburg (Sweden), Monza (Italy), Paris (France), Kingston upon Hull (UK), Singapore, Pamplona (Spain), Nanjing (China), East Granby, Connecticut, and Tucson, Arizona, facilities are ISO 9001 certified.

RESEARCH AND DEVELOPMENT

During fiscal 2011, 2010, and 2009, Rofin’s net spending on research and development was $38.3 million, $30.1 million, and $31.5 million, respectively.  The Company’s net spending on research and development mainly reflects receipt of funding under German government and European Union grants totaling $2.3 million, $2.6 million, and $2.0 million in fiscal 2011, 2010, and 2009, respectively.  Rofin has approximately 270 employees engaged in product research and development.

Rofin’s research and development activities are directed at meeting customers’ manufacturing needs and application processes.  Core competencies include CO2 gas lasers, solid-state lasers, fiber lasers, diode lasers, precision optics, electronic power supplies, fibers, fiber optics, beam delivery, control interfaces, software programming, and systems integration.  The Company strives for customer-driven development activities and promotes the use of alliances with key customers and joint development programs in a wide range of its target markets.

The Company’s research and development activities are carried out in fifteen centers in Hamburg, Gunding-Munich, Starnberg, Freiburg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Tampere (Finland), Thun (Switzerland), Plymouth, Michigan, Landing, New Jersey, Orlando, Florida, Tucson, Arizona, East Granby, Connecticut (all USA), and Nanjing (China), and are centrally coordinated and managed.  Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for “Technische Physik” of the German Space and Aerospace Research Center in Stuttgart, the Institute for “Strahlwerkzeuge” of the University of Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover, and elsewhere around the world, including the University of Edinburgh in the United Kingdom.  These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

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

Rofin protects its intellectual property in a number of ways including, in certain circumstances, patents.  Rofin has sought patent protection primarily in the United States, Europe, and Japan.  Rofin currently holds 210 patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2013 to 2030.  In addition, 101 patent applications have been filed and are under review by the relevant patent authorities. The Company holds 71 exclusive and non-exclusive licenses of patents and pending patent applications with relevance to its products and laser technology. Rofin requires its employees and certain of its customers, suppliers, representatives, agents, and consultants to enter into confidentiality agreements to further safeguard Rofin’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $153.2 million, $138.9 million, and $87.6 million, as of September 30, 2011, 2010, and 2009, respectively.  The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments.  The increase in the Company’s order backlog, from September 30, 2010, to September 30, 2011, was attributable to 28% higher orders for macro applications, 30% higher orders for micro and marking applications, and 26% higher orders for components. The fluctuation of the U.S. dollar in fiscal 2011 had a favorable effect of approximately $3.3 million on year-to-year order backlog.  The increase in the Company’s order backlog from September 30, 2009, to September 30, 2010, was attributable to 60% higher orders for macro applications, 71% higher orders for micro and marking applications and 32% higher orders for components. The fluctuation of the U.S. dollar in fiscal 2010 had a negligible effect on year-to-year order backlog.

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

The Company anticipates shipping the present backlog during fiscal 2012.  However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

At September 30, 2011, Rofin had 2,108 full-time employees, of which 1,021 were in Germany, 399 in the United States, 5 in Canada, 37 in France, 43 in Italy, 150 in the United Kingdom, 28 in Spain, 9 in the Netherlands, 38 in Sweden, 48 in Finland, 11 in Belgium, 33 in Singapore, 17 in Korea, 17 in Taiwan, 167 in China, 55 in Switzerland, and 30 in Japan, whereas at September 30, 2010, Rofin had 1,822 full-time employees, of which 918 were in Germany, 311 in the United States, 4 in Canada, 35 in France, 42 in Italy, 137 in the United Kingdom, 31 in Spain, 10 in the Netherlands, 39 in Sweden, 29 in Finland, 11 in Belgium, 31 in Singapore, 15 in Korea, 17 in Taiwan, 156 in China, 5 in Switzerland, and 31 in Japan. The average number of employees for the fiscal year ended September 30, 2011, was 1,972.

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

CDRH regulations generally require a self-certification procedure pursuant to which, for each product incorporating a laser device, a manufacturer must file periodic reporting of sales and purchases, and compliance with product labeling standards with CDRH.  The Company’s laser products for macro, micro and laser marking applications can result in injury to human tissue if directed at an individual or otherwise misused.

The Company believes that its laser products for macro, micro and marking applications, and its components are in substantial compliance with all applicable laws for the manufacture of laser devices.

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

ITEM 1A.                      RISK FACTORS

THE GLOBAL ECONOMY, CAPITAL MARKETS, CREDIT DISRUPTIONS AND POLITICAL ENVIRONMENT CHANGES CAN ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

Our business, operating results or financial condition can be impacted by a number of macroeconomic factors, which could in turn affect our stock price. These macroeconomic factors include, but are not limited to, consumer confidence and spending levels, unemployment, consumer credit availability, global factory production, and credit market conditions.  Additionally, changes in the political environment in the markets in which we operate can adversely impact our business, such as foreign exchange import and export controls, tariffs and other trade barriers, and price or exchange controls.

DOWNTURNS IN THE INDUSTRIES WE SERVE, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, SEMICONDUCTOR, ELECTRONICS AND PHOTOVOLTAIC INDUSTRIES, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries.  Approximately 73% of our laser sales during fiscal year 2011 were to these industry markets.  These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us.  For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products.  Decreased demand from manufacturers in these industries, for example, during an economic downturn, may lead to decreased demand for our products.  Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain our extensive ongoing customer service and support capability.  Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any economic downturn or slowdown in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 63% of our current sales are denominated in other currencies, including the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Japanese yen, Korean won, Taiwanese dollar, Canadian dollar, and Chinese RMB.  The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold, gross margin, and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.  Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

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

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 65 countries, with Germany, the rest of Europe, the United States, and the Asia/Pacific region being our principal markets.  Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

●	the general political and economic conditions in each such country or region;

●	overlap of differing tax structures;

●	management of an organization spread over various jurisdictions; and

●	unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations, such as import and export licensing requirements and trade restrictions.

Any failure to manage the risks associated with our international business operations could have a material adverse effect on our financial condition and results of operations.

Our profitability may be adversely affected by economic slowdowns in the United States, Europe, or the Asia/Pacific region.  A recession in these economies could trigger a decline in laser sales to the machine tool, automotive, semiconductor, electronics, or photovoltaic industries, and any related weaknesses in their respective currencies could adversely affect customer demand for our products, the U.S. dollar value of our foreign currency denominated sales, and ultimately our consolidated results of operations.

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

We have experienced and expect to continue to experience some fluctuations in our quarterly results.  We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ Global Select Market and the Frankfurt Stock Exchange, to fluctuate, perhaps substantially.  Factors which may have an influence on the Company’s operating results in a particular quarter include:

●	general economic uncertainties;

●	fluctuations in demand for, and sales of, our products or prolonged downturns in the industries that we serve;

●	the timing of the receipt of orders from major customers;

●	product mix;

●	competitive pricing pressures;

●	the relative proportions of domestic and international sales;

●	our ability to design, manufacture, and introduce new products on a cost-effective and timely basis;

●	the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities;

●	foreign currency fluctuations;

●	ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity desired, and at the prices we have budgeted;

●	our ability to control expenses; and

●	costs related to acquisitions of businesses.

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

The laser industry is characterized by significant price and technical competition.  Our current and proposed laser products for macro, marking and micro applications, and components, compete with those of several well-established companies, some of which are larger and have substantially greater financial, managerial and technical resources, more extensive distribution and service networks, and larger installed customer bases than us.

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

OUR FUTURE GROWTH AND COMPETITIVENESS DEPEND UPON OUR ABILITY TO DEVELOP NEW AND ENHANCED PRODUCTS TO MEET MARKET DEMAND AND TO INCREASE OUR MARKET SHARE FOR LASER MACRO AND MARKING AND MICRO PRODUCTS.

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products.  To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources, and diode lasers.  In order to increase market demand for these products, we will need to devote substantial resources to:

●	continuing to broaden our CO2, solid-sate laser, including fiber laser, and diode laser product range;

●	continuing to increase the output power and vary the laser wavelength of our product portfolio; and

●	continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

A large part of our growth strategy depends upon being able to increase our worldwide market share for laser macro, marking and micro products.

Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs.  Our ability to control costs is limited by our need to invest in research and development.  If we are unable to implement our strategy to develop new and enhanced products, our business, operating results, and financial condition could be adversely affected.  We cannot provide assurance that we will successfully implement our business strategy or that any of the newly developed or enhanced products will achieve market acceptance or not be rendered obsolete or uncompetitive by products of other companies.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business - The Company’s Laser Products”.

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

In addition:

●	the key personnel of the acquired company may decide not to work for us;

●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, and financial reporting;

●	we may be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

●	our ongoing business may be disrupted or receive insufficient management attention; and

●	we may not be able to realize the synergies, cost savings, or other financial benefits we anticipated.

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 16% of our revenues are derived from sales of products that require specialized components only available from single sources.  We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products.  There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any.  If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance, and market acceptance.

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

Our future success depends in part upon our intellectual property rights, including trade secrets, know-how, and continuing technological innovation.  There can be no assurance that the steps taken by us to protect our intellectual property rights will be adequate to prevent misappropriation or that others will not develop competitive technologies or products.

We currently hold 210 United States and foreign patents on our laser sources, with expiration dates ranging from 2013 to 2030.  We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products.  In addition, 101 patent applications have been filed and are under review by the relevant patent authorities.  There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products.  In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.  See also “Business - Intellectual Property”.

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

CHANGES IN TAX RATES, TAX LIABILITIES OR TAX ACCOUNTING RULES COULD AFFECT FUTURE RESULTS.

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions. Significant judgment is required to determine our worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws. In addition, we are subject to regular examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

ANY DEFECTS IN OUR PRODUCTS OR CUSTOMER PROBLEMS ARISING FROM THE USE OF OUR PRODUCTS MAY SERIOUSLY HARM OUR BUSINESS AND REPUTATION.

Our laser products are technologically complex and may contain both known and undetected errors or performance problems.  In addition, performance problems can also be caused by the improper installation of our products by a customer.  These errors or performance problems could result in customer dissatisfaction, which could harm our sales or customer relationships.  In addition, these problems may cause us to incur significant warranty and repair costs and divert the attention of our engineering personnel from our product development efforts.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased	Size** (sq. ft.)	Lease Expiration	Primary Activity
Hamburg, Germany	Owned*	185,311		CO2 lasers, solid-state lasers, diode lasers, fiber lasers
Starnberg, Germany	Leased	127,520	2013 through 2016	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased	81,192	2017	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased	52,128	2017	CO2 lasers, laser micro and marking systems
Kingston upon Hull,
United Kingdom	Leased	48,485	2017	Low-power CO2 lasers
Orlando, Florida	Owned	35,207		Solid-state lasers
Landing, New Jersey	Owned	34,292		CO2 lasers
Mainz, Germany	Leased	61,214	2024	Diode lasers and components
Devens, Massachusetts	Leased	16,955	2017	Laser marking systems
Gothenburg, Sweden	Leased	21,337	2012 and 2014	Fiber optic production
Overath, Germany	Leased	22,948	2013	Coating of materials
Oxford, United Kingdom	Leased	11,578	2019	Laser marking systems
Tampere, Finland	Leased	10,064	None	Fiber lasers, optical engines
Tampere, Finland	Owned	44,100		Fiber lasers, optical engines
Pamplona, Spain	Owned	12,654		Laser marking systems
Singapore	Leased	7,812	2012	Laser marking products
Freiburg, Germany	Leased	12,164	2012	Laser diodes
Tucson, Arizona	Leased	6,218	2013	Components
East Granby, Connecticut	Leased	68,135	2027	Fibers, fiber lasers
Nanjing, China	Leased	30,785	2011	CO2 lasers, laser marking products, diode components
Nanjing, China	Owned	6,757		CO2 lasers
Thun, Switzerland	Leased	34,746	2015	Solid-state lasers for micro material processing
* The facility is owned by Rofin-Sinar Laser GmbH (“RSL”); the real property on which the facility is located is leased by RSL under a 99-year lease.

** Includes sales, administration and research and development facilities where applicable.

The Thun (Switzerland) facility lease has a renewal option for five years. One of the Starnberg (Germany) main facilities is leased until 2013 from a member of the Company’s Board of Directors and includes a clause to terminate the lease contract within a two-year notice period during the contract, while the other main facilities are leased until 2014 and 2016. The Gothenburg (Sweden) main facility leases have a renewal option for three years. The Tampere (Finland) facility lease can be terminated upon six-month notice from the landlord and the lessee. The main rental agreement of the Nanjing (China) facility expires by November 30, 2011 and will be extended until the construction of new manufacturing facilities are completed.

The Company maintains sales, administration, and research and development facilities at each of the Hamburg, Starnberg, Gunding-Munich, Mainz, Freiburg, Kingston upon Hull, Gothenburg, Tampere, East Granby, Plymouth, Landing, Orlando, Thun, and Nanjing locations.  The Company also maintains sales and service offices worldwide, all of which are leased, with the exception of the Pamplona (Spain) and Seoul (South Korea) properties which are owned.

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

	Common Stock Trade Prices
Quarter ended	High	Low
December 31, 2009	$24.60	$21.01
March 31, 2010	$24.96	$19.59
June 30, 2010	$27.05	$20.82
September 30, 2010	$25.39	$19.96
December 31, 2010	$35.92	$25.32
March 31, 2011	$40.76	$35.19
June 30, 2011	$43.40	$31.58
September 30, 2011	$34.56	$19.12

At November 28, 2011, the Company had 8 holders of record of its common stock and 28,502,759 shares outstanding. A significantly greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers, and other financial institutions.  The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

During the fiscal year 2011, the Company did not sell any equity securities that were not registered under the Securities Act.

There were no purchases of common stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth fiscal quarter of the fiscal year 2011.

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing and price thereof.  The Company purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million.

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

The graph assumes that the value of the investment in Rofin-Sinar Technologies Inc. common stock, the NASDAQ Stock Market Index, and the S&P Technology Sector Index each was $100 on September 30, 2006, and that all dividends were reinvested.  The S&P Technology Sector Index is weighted by market capitalization.

The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	Rofin-Sinar Technologies Inc.	NASDAQ Stock Market Index	S&P Technology Sector Index
9/30/06	100	100	100
9/30/07	115.53	121.84	123.33
9/30/08	100.74	92.48	94.50
9/30/09	75.56	96.08	102.53
9/30/10	83.53	108.39	113.45
9/30/11	63.19	110.99	117.80

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2011.  The information set forth below should be read in conjunction with the consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Year ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales	$597,763	$423,570	$349,579	$575,278	$479,675
Cost of goods sold	365,684	257,316	217,532	326,861	276,320
Gross profit	232,079	166,254	132,047	248,417	203,355
Selling, general & administrative expenses	107,510	89,908	88,906	105,077	84,675
Research & development expenses	38,337	30,137	31,500	41,113	27,830
Amortization expense	2,569	2,250	3,559	6,769	4,251
Income from operations	83,663	43,959	8,082	95,458	86,599
Net interest expense (income)	(135)	375	309	(2,960)	(5,028)
Income before income taxes	87,143	45,901	14,700	97,799	88,241
Income tax expense	26,070	15,442	5,197	33,466	31,838
Net income attributable to RSTI	60,032	29,840	9,163	63,759	55,277
Earnings per common share
attributable to RSTI– Basic	$2.11	$1.04	$0.32	$2.15	$1.78
Earnings per common share
attributable to RSTI– Diluted	$2.06	$1.02	$0.31	$2.09	$1.74
Shares used in computing earnings
per share – Basic	28,440	28,807	28,912	29,640	30,975
Shares used in computing earnings
per share – Diluted	29,105	29,212	29,194	30,446	31,806

OPERATING DATA (as percentage of sales):
Gross profit	38.8%	39.3%	37.8%	43.2%	42.4%
Selling, general & administrative expenses	18.0%	21.2%	25.4%	18.3%	17.7%
Research & development expenses	6.4%	7.1%	9.0%	7.1%	5.8%
Income from operations	14.0%	10.4%	2.3%	16.6%	18.1%
Income before income taxes	14.6%	10.8%	4.2%	17.0%	18.4%

BALANCE SHEET DATA:
Working capital	$333,328	$287,793	$274,279	$257,954	$344,907
Total assets	653,946	558,192	539,507	583,660	626,224
Line of credit and loans	22,863	20,661	31,409	66,674	40,592
Long-term debt	14,742	15,488	12,426	11,968	12,639
Stockholders’ equity	478,617	417,476	421,694	404,545	452,717

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

According to the Industrial Laser Solutions magazine’s 2011 forecast for industry data, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) will reach approximately $1.7 billion for the year. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of over 20% (based on laser-related sales volume). The Company has sold more than 57,000 laser sources since 1975 and currently has over 4,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2011, 2010, and 2009, approximately 40%, 41%, and 40%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 50%, 49%, and 48%, respectively, related to sales of laser products for marking and micro applications, and approximately 10%, 10%, and 12%, respectively, related to sales of components.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries.  The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components.  Many of Rofin’s customers are among the largest global participants in their respective industries.  During fiscal 2011, 2010, and 2009, 18%, 19%, and 20%, respectively, of the Company’s sales were  in North America, 45%, 46%, and 57%, respectively, were in Europe, and 37%, 35%, and 23%, respectively, were in Asia.

In fiscal year 2011, the Company achieved record level of revenues and the second best net income in its history.The results were comparable to the pre-economic crisis levels of fiscal year 2008. Sales improved in all of the Company's key regions, primarily driven by the machine tool, automotive, electronics and medical device industries reflecting the overall improvement of the macro economic climate during fiscal year 2011.  Net income was excellent given the continuing investments in fiber lasers.

Outlook

As a consequence of the general challenging market conditions and the more cautious sentiment of our industrial customers as well as a weaker Asian order intake in our most recent quarter, we expect a slowdown in our business for the first six months of fiscal year 2012. Nevertheless, management is confident that the Company's order backlog and its expanding product portfolio, especially in fiber lasers, provide a solid platform for a successful fiscal year 2012.

Acquisitions and Formation of New Entities

During fiscal year 2009, the Company settled an earn - out agreement with the former Nufern owners for an aggregate of $5.0 million and finalized its valuation of the identified intangible assets related to this acquisition. As a result, a total adjustment amounting to a net decrease of $3.7 million was made to the amount of goodwill recorded. This purchase resulted in final goodwill of $2.9 million.

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

Effective April 12, 2010, the Company, through its wholly-owned subsidiary Nufern, purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc. This purchase resulted in additional goodwill of $0.3 million.

Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland) (“LASAG”), through its wholly-owned subsidiary RSTE. Additionally, the Company acquired the LASAG selling and service operations in Germany, Italy, Japan and the United States. LASAG is one of the original laser companies with more than 30 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling, and scribing applications to the medical device, automotive, electronic, and aerospace industries. In addition, LASAG has special expertise in high-precision drilling and laser processing heads.  This purchase resulted in goodwill of approximately $1.6 million and other intangibles, net of $2.3 million.

Effective August 24, 2011, the Company formed ROFIN BAASEL Laser India Pvt. Ltd. in Mumbai (India) as a wholly-owned subsidiary through its wholly-owned subsidiaries Rofin-Sinar Laser GmbH (99%) and Rofin-Baasel Lasertech GmbH & Co KG (1%). It started its operations in October 2011 and takes responsibility for sales and service of ROFIN laser products in India.

Effective September 29, 2011, the Company received the remaining 15% of the share capital of H2B Photonics GmbH through a transfer of shares and now holds 100% of the share capital.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Fiscal Year ended September 30,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.2%	60.7%	62.2%
Gross profit	38.8%	39.3%	37.8%
Selling, general and administrative expenses	18.0%	21.2%	25.4%
Research & development expenses	6.4%	7.1%	9.0%
Intangibles amortization	0.4%	0.5%	1.0%
Income from operations	14.0%	10.4%	2.3%
Income before income taxes	14.6%	10.8%	4.2%
Net income attributable to RSTI	10.0%	7.0%	2.6%

Fiscal Year 2011 Compared to Fiscal Year 2010

Net Sales – Record net sales of $597.8 million represents an increase of $174.2 million, or 41%, compared to fiscal year 2010.  Net sales increased $143.4 million, or 42%, in Europe/Asia and $30.8 million, or 39%, in North America, compared to fiscal year 2010. Net sales of laser products for macro applications increased by 37% to $237.5 million, compared to fiscal year 2010, primarily due to the higher demand for lower and higher power CO2 lasers from OEM-customers in the machine tool and automotive industries.  Net sales of lasers for marking and micro applications increased by 46% to $302.3 million compared to fiscal year 2010, primarily due to higher demand from the electronics and medical device industries. Revenues for the component business increased by 31% to $58.0 million compared to fiscal year 2010, primarily due to higher sales related to fibers and fiber optics. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $14.7 million.

Gross Profit – The Company’s gross profit of $232.1 million increased by $65.8 million, or 40%, compared to fiscal year 2010.  As a percentage of sales, gross profit remained at 39%.  The unchanged percentage margin in fiscal year 2011 was primarily the result of the existing product mix. Gross profit was favorably affected by $5.3 million in fiscal year 2011 due to the fluctuation of the U.S. dollar against foreign currencies.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $17.6 million, or 20%, to $107.5 million, compared to fiscal year 2010, primarily as a result of our increased selling and marketing activities, higher commissions related to a higher business level and additional expenses from our newly acquired Swiss subsidiary (LASAG).  As a percentage of net sales, selling, general and administrative expenses decreased to 18%.  Selling, general and administrative expenses were unfavorably affected by $2.6 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2011.

Research and Development – The Company’s net expenses for research and development amounted to $38.3 million, which represents an increase of $8.2 million, or 27%, primarily due to significant R&D activities related to the extension of the fiber laser product portfolio, lower R&D grants compared to fiscal year 2010, and additional expenses from the newly acquired Swiss subsidiary. Gross research and development expenses for fiscal years 2011 and 2010, were $40.6 million and $32.7 million, respectively, and were reduced by government grants of $2.3 million and $2.6 million during the respective periods.  The Company will continue to apply for, and expects to continue receiving, government grants for  research and development, especially in Europe.  Research and development expenses were unfavorably affected by $1.0 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2011.

Other Income – Net other income of $3.5 million fiscal year 2011 represents an increase of $1.5 million compared to fiscal year 2010.  The increase in net other income is primarily attributable to higher net exchange gains of $1.9 million compared to $1.5 million in fiscal year 2010, net interest income of $0.1 million compared to net interest expense of $0.4 million in fiscal year 2010 and $ 0.6 million in higher net miscellaneous income, mainly related to cancellation fees.

Income Tax Expense – Income tax expense of $26.1 million in fiscal year 2011 and $15.4 million in fiscal year 2010, represent effective tax rates of 29.9% and 33.6% for the respective periods. The lower effective income tax rate in fiscal year 2011 is mainly due to improved pre-tax income in locations with lower effective income tax rates and the realization of certain net operating losses from the newly acquired Swiss subsidiary. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.7 million due to the weakening of the U.S. dollar against foreign currencies.

Net Income Attributable to RSTI – As a result of the foregoing factors, the Company’s net income attributable to RSTI of $60.0 million ($2.06 per diluted share, based on 29.1 million weighted average diluted common shares outstanding) in fiscal year 2011 increased by $30.2 million compared to fiscal year 2010’s  net income attributable to RSTI of $29.8 million ($1.02 per diluted share, based on 29.2 million weighted average diluted common shares outstanding). Net income attributable to RSTI was favorably affected by $1.0 million in fiscal 2011 due to the fluctuation of the U.S. dollar against foreign currencies.

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

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year 2011

The Company’s primary sources of liquidity at September 30, 2011, were cash and cash equivalents of $127.4 million, short-term investments of $3.0 million, short-term credit lines of $72.7 million, and long-term credit lines of $16.4 million. As of September 30, 2011, $6.5 million was outstanding under the short-term lines of credit and $10.3 million was used for bank guarantees under these lines of credit, leaving $55.9 million available for borrowing under short-term lines of credit. In addition, the Company maintained credit lines specific to bank guarantees for $6.3 million, of which $0.3 million was used. Therefore, $61.9 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at September 30, 2011. At September 30, 2011, the entire amount of our long-term lines of credit was fully drawn. The Company is subject to financial covenants under some of these facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2011, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $16.8 million during fiscal year 2011.  Approximately $50.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of the increased net income and other non-cash items, principally depreciation and amortization and the increase in accrued liabilities and pension obligations, and income tax payable. Operating cash flow was negatively affected by the increase in accounts receivable and inventories, mainly as a result of the fast business growth experienced during fiscal year 2011.

Net cash used in investing activities totaled $28.5 million for fiscal year 2011, and was primarily related to various additions to property and equipment ($21.8 million), business acquisitions ($11.2 million) and purchase of short-term investments ($8.6 million), partially offset by proceeds from the sale of short-term investments ($12.6 million).

Net cash used in financing activities totaled $4.7 million and was primarily related to the stock buyback program ($8.8 million) and loan repayments of $9.5 million, partly offset by $6.3 million in borrowings from banks and $7.2 million generated through issuance of new shares from the exercise of stock options.

The Company expects that its capital expenditures will be approximately $28.5 million in fiscal year 2012.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

Fiscal Year 2010

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

Fiscal Year 2009

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

The following table illustrates the Company’s contractual obligations as of September 30, 2011:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long and short-term debt	$22,863	$8,122	$10,606	$4,135	$--
Pension obligations	17,905	616	1,713	1,830	13,746
Operating lease obligations	39,491	9,550	13,136	7,242	9,563
Purchase obligations *	118,417	95,357	22,100	960	--
Interest obligation	1,289	634	558	97	--
Other short- and long-term obligations	3,783	1,000	632	266	1,885
Total	$203,748	$115,279	$48,745	$14,530	$25,194

*	Purchase obligations include payments due under various types of agreements to purchase raw materials or other goods.

Note – Uncertain tax benefit liabilities of $ 0.8 million are not included in the Company’s contractual obligation table, as the Company can not make reasonable estimates about the timing of any required payments related to these liabilities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities, except for the remaining unused credit lines amounting $61.9 million.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 63% of its net sales are denominated in other currencies, primarily the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, Canadian dollar, and Chinese RMB.  Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity.  The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $13.4 million at September 30, 2011, as compared to $17.6 million at September 30, 2010.

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

The Company defines the term “constant currency” to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period.  Changes in sales, gross profit, and income from operations include the effect of fluctuations in foreign currency exchange rates. The Company's management reviews and analyzes business results on a constant currency basis and believes these results represent the Company's underlying business trends without distortion due to currency fluctuations. The Company believes that this “constant currency” financial information is a useful measure for investors because it reflects actual changes in operations.

The following chart compares our net sales, gross profit, and income from operations for each of fiscal years 2011, 2010, and 2009, to the equivalent financial results calculated on a “constant currency” basis.  Because this “constant currency” financial information does not conform to Generally Accepted Accounting Principles, it is presented under the caption “Non-GAAP Constant Currency”:

	Fiscal Year 2011		Fiscal Year 2010		Fiscal Year 2009
	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency
	(in millions)
Net sales	$597.8	$583.1	$423.6	$422.2	$349.6	$378.1
Gross profit	232.1	226.8	166.3	165.1	131.2	139.9
Income from operations	83.7	82.0	44.0	43.2	8.7	7.7

Between fiscal year 2010 and 2011, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 2.7%.  The impact of this strengthening was to increase net sales and gross profit by $14.7 million and $5.3 million, respectively, because approximately 63% of fiscal year 2011 sales were denominated in other currencies, primarily the Euro.  These exchange rate fluctuations had the effect of increasing operating expense by $3.6 million, thereby increasing income from operations by $1.7 million.

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

Recent Accounting Pronouncements Adopted

In July 2010, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period was effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period became effective for the Company’s second quarter of fiscal year 2011. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance was effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance was effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material effect on the Company’s consolidated financial statements in subsequent periods.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance, in fiscal year 2011, did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2011

In June 2011, the FASB issued guidance requiring changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the method of presentation used by the Company, will no longer be permitted. These changes will have no impact on the calculation and presentation of earnings per share. These changes, with retrospective application, become effective for the Company for interim and annual periods beginning in fiscal year 2013, with early adoption allowed. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued ASU 2010 - 28, "Intangibles - Goodwill and Other (ASC Topic 350)", which amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal year 2012. The implementation of this authoritative guidance is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal 2013 for the Company), and early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

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

Interest Rate Sensitivity

As of September 30, 2011, the Company maintained cash equivalents and short-term investments of $130.4 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than one year.  If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be less than $0.1 million.

As of September 30, 2011, the Company had $4.0 million of variable rate debt on which the interest rate is reset every three months, $5.7 million of variable rate debt on which the interest rate is reset every six months, $2.6 million of variable rate debt on which the interest rate is reset every twelve months and $10.6 million of fixed rate debt.  Maturities of this debt are as follows: $8.1 million is due in 2012, $8.7 million is due in 2013, $1.9 million is due in 2014, $1.4 million is due in 2015, and $2.8 million is due in 2016.  A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into an interest rate swap agreement of total notional amount of Euro 3.0 million (equivalent to $4.0 million based on the exchange rate at September 30, 2011) to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates, that is included in the previous paragraph as variable debt.

The Company has entered into an interest rate swap agreement of total notional amount of Swiss francs 4.5 million (equivalent to $5.0 million based on the exchange rate at September 30, 2011) to minimize the interest expenses on short-term debt by shifting from variable to fixed interest rates, that is included in the previous paragraph as variable debt.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2011, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.6 million, Japanese yen forward exchange options with notional amount of $0.2 million, and Singapore dollar knock-out forward contract with notional amounts of $2.7 million. The gains or losses resulting from a 10% change in currency exchange rates would be approximately less than $0.1 and $0.3 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) .  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2011, the end of its fiscal year. Management based its assessment on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Stockholders to be held in March 2012, and is incorporated by reference herein.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Stockholders to be held in March 2012, and is incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2002 Equity Incentive Plan	1,608,900		22 1/2	--
2007 Incentive Stock Plan	1,238,550	*	28 6/7	1,466,500
Total equity compensation plans approved by security holders	2,847,450		25 2/7	1,466,500
Equity compensation plans not approved by security holders	--		--	--
Total	2,847,450		25 2/7	1,466,500

The remaining information required by this is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Stockholders to be held in March 2012, and is incorporated by reference herein.

* Does not included 48,000 shares that were issued as the annual grants of shares of common stock to outside Board of Directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, and “Certain Relationships and Related Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2011 Annual Meeting of Stockholders to be held in March 2012, and is incorporated by reference herein.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract upon two-year notice.  The Company paid expenses, mainly for rental expenses, $0.9 million, to Mr. Baasel during fiscal years 2011, 2010, and 2009.

The Company believes that all transactions noted above, have been executed on an arms-length basis.  Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2011 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2004, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants” in the definitive form of the Company’s Proxy Statement to be filed in connection with the Company’s 2012 Annual Meeting of Stockholders to be held in March 2012, is incorporated by reference herein.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1.	Consolidated Financial Statements

The following financial statements are filed as part of this Form 10-K:

		Report of Independent Registered Public Accounting Firm	F-1

		Consolidated Balance Sheets as of September 30, 2011, and 2010	F-3

Consolidated Statements of Operations for the years ended
		September 30, 2011, 2010, and 2009	F-4

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income for the years ended
		September 30, 2011, 2010, and 2009	F-5

Consolidated Statements of Cash Flows for the years ended
		September 30, 2011, 2010, and 2009	F-7

		Notes to Consolidated Financial Statements	F-8

	2.	Financial Statement Schedules

		Schedule II – Valuation and Qualifying Accounts	F-31

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

	3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

3.2	By-Laws of the Company, As Amended Through November 29, 2011 (**)

4.1	Form of Rights Agreement (*)

10.1	Form of Sale and Transfer Agreement between Siemens Aktiengesellschaft and Rofin-Sinar Technologies Inc. (*)

10.2	Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-Sinar Technologies Inc. (*)

10.3	Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar, Inc., Siemens Corporation, and Siemens Power Corporation (*)

10.4	Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5	Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation, Rofin-Sinar Laser GmbH, and Marubeni Corporation (*)

10.6	Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar Laser GmbH, Marubeni Corporation, and Nippei Toyama Corporation (*)

10.7	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin-Sinar Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin-Sinar Laser GmbH (in German, English summary provided) (*)

10.9	Lease Agreement, dated March 25, 1993, between DR Group and Rofin-Sinar, Incorporated (Concept Drive property) (*)

10.10	Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*) (a)

10.11	Form of 1996 Equity Incentive Plan (*) (a)

10.12	Form of 1996 Non-Employee Directors’ Stock Plan (*) (a)

10.13	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)

10.14	Form of Employment Agreement, dated as of September 2, 1996, among Peter Wirth, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (a)

10.15	Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*) (a)

10.16	English Translation of Acquisition Agreement, dated as of April 29, 2000, by and between Mannesmann Demag Krauss-Maffei AG and Rofin-Sinar Laser GmbH (****)

10.17	English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

EXHIBIT NUMBER	DESCRIPTION

10.18	Lease Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (***)

10.19	2002 Equity Incentive Plan (*****) (a)

10.20	2007 Incentive Stock Plan (*******) (a)

14.1	Code of Business Ethics (******)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**)	Filed Herewith

(***)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 18, 2001.

(*****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(******)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

(*******)
Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 25, 2007 and as amended by the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2011.

(a)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2011	ROFIN-SINAR TECHNOLOGIES INC.

	By:	/s/ Günther Braun
Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Wirth	Chairman of the Board	November 29, 2011
Peter Wirth

/s/ Günther Braun	President, Chief Executive Officer,	November 29, 2011
Günther Braun	and Director

/s/ Ingrid Mittelstaedt	Chief Financial Officer	November 29, 2011
Ingrid Mittelstaedt

/s/ Ralph Reins	Director	November 29, 2011
Ralph Reins

/s/ Gary Willis	Director	November 29, 2011
Gary Willis

/s/ Carl F. Baasel	Director	November 29, 2011
Carl F. Baasel

/s/ Daniel Smoke	Director	November 29, 2011
Daniel Smoke

/s/ Stephen Fantone	Director	November 29, 2011
Stephen Fantone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rofin-Sinar Technologies Inc. and Subsidiaries

Plymouth, Michigan

We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries (the "Company") as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15 (the “financial statement schedule”). We also have audited the Company's internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Deloitte & Touche LLP

Detroit, MI

November 29, 2011

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$127,412	$110,628
Short-term investments	2,964	5,691
Accounts receivable, trade	123,084	100,659
Less allowance for doubtful accounts	(3,693)	(3,020)
Trade accounts receivable, net	119,391	97,639
Accounts receivable from related party (note 14)	369	294
Other accounts receivable	5,294	3,886
Inventories, net (note 3)	188,847	151,759
Prepaid expenses	7,367	3,801
Deferred income tax assets (note 11)	15,625	13,657
Total current assets	467,269	387,355
Long-term investments (note 4)	3,700	4,950
Property and equipment, at cost (note 5)	139,268	121,114
Less accumulated depreciation	(73,714)	(68,463)
Property and equipment, net	65,554	52,651
Deferred income tax assets (note 11)	13,711	12,865
Goodwill (note 6)	90,500	89,796
Intangibles, net (note 6)	12,157	10,178
Other assets	1,055	397
Total assets	$653,946	$558,192
LIABILITIES AND EQUITY
Current liabilities:
Line of credit and short-term borrowings (note 8 and 9)	$8,121	$5,173
Accounts payable, trade	27,082	23,173
Accounts payable to related party (note 14)	311	566
Income taxes payable (note 11)	13,849	7,114
Deferred income tax liabilities (note 11)	991	1,722
Accrued liabilities (note 7)	83,587	62,164
Total current liabilities	133,941	99,912
Long-term debt (note 9)	14,742	15,488
Pension obligations (note 12)	17,549	18,163
Deferred income tax liabilities (note 11)	5,781	4,196
Other long-term liabilities	3,316	2,957
Total liabilities	175,329	140,716
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	--	--
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,404,100 shares issued at September 30, 2011 (31,951,500 shares issued at September 30, 2010)	324	320
Additional paid-in capital	217,896	205,100
Retained earnings	393,523	333,491
Accumulated other comprehensive income	10,446	14,399
Treasury shares, at cost, 3,917,341 shares at September 30, 2011 (3,683,504 at September 30, 2010)	(148,232)	(139,453)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	473,957	413,857
Noncontrolling interest in subsidiaries	4,660	3,619
Total equity	478,617	417,476
Total liabilities and equity	$653,946	$558,192

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009
(dollars in thousands, except share and per share amounts)

	Years ended September 30,
	2011	2010	2009

Net sales	$597,763	$423,570	$349,579
Cost of goods sold	365,684	257,316	217,532
Gross profit	232,079	166,254	132,047

Selling, general and administrative expenses	107,510	89,908	88,906
Research and development expenses	38,337	30,137	31,500
Amortization expense	2,569	2,250	3,559
Income from operations	83,663	43,959	8,082

Other expense (income):
Interest income	(868)	(601)	(1,442)
Interest expense	733	976	1,751
Foreign currency gains	(1,946)	(1,490)	(4,178)
Miscellaneous	(1,399)	(827)	(2,749)
Total other expense (income), net	(3,480)	(1,942)	(6,618)

Income before income taxes	87,143	45,901	14,700
Income tax expense (note 11)	26,070	15,442	5,197
Net income	61,073	30,459	9,503
Less: net income attributable to the
noncontrolling interest	1,041	619	340
Net income attributable to RSTI	$60,032	$29,840	$9,163

Net income attributable to RSTI per share (note 13):
Per Share of Common Stock Basic	$2.11	$1.04	$0.32
Per Share of Common Stock Diluted	$2.06	$1.02	$0.31

Weighted average shares used in computing
earnings per share (note 13):

Basic	28,440,185	28,807,130	28,911,559

Diluted	29,104,945	29,211,850	29,193,771

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009
(dollars in thousands)

	Number of				Accumulated		Rofin-Sinar
	Common Shares	Common Stock	Additional Paid-in	Retained	Other Comprehensive	Treasury	Technologies Stockholders’	Non- Controlling	Total Stockholders’
	Outstanding	Par Value	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
BALANCES at September 30, 2008	28,896,619	$317	$189,091	$294,488	$38,358	$(119,996)	$402,258	$2,287	$404,545
Comprehensive income
Fair value of interest swap agreement		--	--	--	(216)	--	(216)	--	(216)
Defined benefit pension plan:
Net loss arising during period (net
of taxes ($1,585))		--	--	--	(3,176)	--	(3,176)	--	(3,176)
Foreign currency translation
adjustment		--	--	--	3,210	--	3,210	--	3,210
Net income		--	--	9,163	--	--	9,163	340	9,503
Total comprehensive income							8,981	340	9,321
Acquisition of NELC								733	733
Common stock issued in connection with:
Stock incentive plans	23,200	1	7,094	--	--	--	7,095	--	7,095
BALANCES at September 30, 2009	28,919,819	$318	$196,185	$303,651	$38,176	$(119,996)	$418,334	3,360	$421,694
Comprehensive income:
Fair value of interest swap agreement		--	--	--	31	--	31	--	31
Defined benefit pension plan:
Net loss arising during period (net
of taxes ($290))		--	--	--	(825)	--	(825)	--	(825)
Foreign currency translation
adjustment		--	--	--	(22,983)	--	(22,983)		(22,983)
Net income		--	--	29,840	--	--	29,840	619	30,459
Total comprehensive income							6,063	619	6,682
Common stock issued in connection with:
Stock incentive plans	202,100	2	8,915	--	--	--	8,917	--	8,917
Dividend payments		--	--	--	--	--	--	(360)	(360)
Less common shares held in treasury, at cost	(853,923)	--	--	--	--	(19,457)	(19,457)	--	(19,457)
BALANCES at September 30, 2010	28,267,996	$320	$205,100	$333,491	$14,399	$(139,453)	413,857	$3,619	$417,476

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED
YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009
(dollars in thousands)

	Number of				Accumulated		Rofin-Sinar
	Common Shares	Common Stock	Additional Paid-in	Retained	Other Comprehensive	Treasury	Technologies Stockholders’	Non- Controlling	Total
	Outstanding	Par Value	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
BALANCES at September 30, 2010	28,267,996	$320	$205,100	$333,491	$14,399	$(139,453)	413,857	$3,619	$417,476
Comprehensive income:
Fair value of interest swap agreement (net of taxes of ($43))		--	--	--	(151)	--	(151)	--	(151)
Defined benefit pension plan:
Net gain arising during period (net
of taxes ($2))		--	--	--	419	--	419	--	419
Foreign currency translation
adjustment		--	--	--	(4,221)	--	(4,221)		(4,221)
Net income		--	--	60,032	--	--	60,032	1,041	61,073
Total comprehensive income							56,079	1,041	57,120
Common stock issued in connection with:
Stock incentive plans	452,600	4	12,796	--	--	--	12,800	--	12,800
Less common shares held in treasury, at cost	(233,837)	--	--	--	--	(8,779)	(8,779)	--	(8,779)
BALANCES at September 30, 2011	28,486,759	$324	$217,896	$393,523	$10,446	$(148,232)	473,957	$4,660	$478,617
See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2011, 2010, AND 2009
(dollars in thousands)

	Years ended September 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,073	$30,459	$9,503
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	13,027	11,646	12,984
Issuance of restricted stock	311	260	366
Provision for doubtful accounts	1,606	421	1,004
Exchange rate gains	(914)	(1,864)	(171)
(Gain) Loss on disposal of property and equipment	135	49	(35)
Stock-based compensation expenses	5,200	5,647	6,089
Deferred income taxes	(3,441)	206	(2,715)
Change in operating assets and liabilities:
Accounts receivable, trade	(21,349)	(21,761)	38,041
Other accounts receivable	(1,427)	(1,441)	756
Inventories	(27,529)	(21,203)	21,026
Prepaid expenses and other	(4,186)	(2,030)	667
Accounts payable	2,718	10,773	(9,235)
Income taxes payable	6,961	7,269	(6,241)
Accrued liabilities and pension obligations	17,786	18,413	(16,634)
Net cash provided by operating
activities	49,971	36,844	55,405
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(21,779)	(8,617)	(7,791)
Proceeds from the sale of property and equipment	418	234	531
Purchases of short-term investments	(8,640)	(10,913)	(2,335)
Sales of short-term and long-term investments	12,648	12,441	3,675
Acquisition of businesses, net of cash acquired	(11,161)	(1,400)	(12,293)
Net cash used in investing activities	(28,514)	(8,255)	(18,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank	6,253	30,206	11,833
Repayments to bank	(9,498)	(39,948)	(48,024)
Purchase of treasury stock	(8,779)	(19,457)	--
Issuance of common stock	7,153	3,006	176
Excess tax benefit from stock options	136	4	464
Payments to subsidiary’s minority shareholders	--	(360)	--
Net cash used in financing activities	(4,735)	(26,549)	(35,551)
Effect of foreign currency translation on cash	62	(7,540)	1

Net increase (decrease) in cash and cash equivalents	16,784	(5,500)	1,642
Cash and cash equivalents at beginning of year	110,628	116,128	114,486
Cash and cash equivalents at end of year	$127,412	$110,628	$116,128

Cash paid during the year for interest	$673	$814	$1,949
Cash paid during the year for income taxes	$21,060	$5,237	$13,651

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011, 2010, and 2009
(dollars in thousands, except per share amounts)

1.          SUMMARY OF ACCOUNTING POLICIES

Description of the Company and Business

The primary business of Rofin-Sinar Technologies Inc. (“Rofin” or “RSTI” or “the Company”) is to develop, manufacture, and market industrial lasers and supplies used for material processing applications.  The majority of the Company’s customers are in the machine tool, automotive and semiconductor, and electronics industries and are located in the United States, Europe, and Asia.  For the years ended September 30, 2011, 2010, and 2009, Rofin generated approximately 64%, 60%, and 58%, respectively, of its revenues from the sale of lasers and laser systems. For the years ended September 30, 2011, 2010, and 2009, approximately 36%, 40%, and 42%, respectively, were generated from aftermarket support for the Company’s existing laser products and from its components business.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc., its wholly-owned subsidiaries Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), Rofin-Baasel Canada Ltd., Dilas Diodelaser, Inc., Corelase Oy, Nufern, Rofin-Sinar Technologies Europe S.L. (“RSTE”) and its 80%-owned subsidiaries Nanjing Eastern Laser Company, Ltd. (“NELC”) and Nanjing Eastern Technologies Company, Ltd. (“NET”). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 100% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte., Ltd., 100% of Rofin-Baasel Espana S.L. (“RBE”), 100% of Rofin-Baasel Taiwan Ltd., 100% of Rofin-Baasel Korea Co., Ltd., 100% of Rofin-LASAG AG and 100% of Rofin-Baasel Swiss AG.

Rofin Baasel UK Ltd. owns 100% of ES Technology Ltd. (“EST”). The financial statements of EST include the consolidated accounts of Laser Service Ltd.

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation, its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, Rofin-Baasel Lasertech GmbH & Co. KG (formerly Carl Baasel Lasertechnik GmbH & Co. KG) (“CBL”), its 100%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft GmbH, its 80%-owned subsidiary m2k-laser GmbH (“m2k“), its 100%-owned subsidiary ROFIN BAASEL Laser India Pvt. Ltd., and its 80%-owned subsidiary Rofin-Baasel China Co., Ltd.

CBL includes the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel, Inc., WB-PRC Laser Service GmbH, PMB Elektronik GmbH, and H2B Photonics GmbH.

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

●
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

●
Effective March 11, 2009, the Company made the final payment for the outstanding earn-out, and acquired the remaining 10% of share capital of Optoskand AB through its wholly-owned subsidiary Rofin-Sinar Laser GmbH under an option agreement. This purchase resulted in additional goodwill of $0.7 million.

●
Effective April 9, 2009, the Company acquired 80% of the equity of China-based Nanjing Eastern Laser Company, Ltd. (NELC) through two separate cash transactions. NELC's product lines are largely comprised of high power, fast-axial flow CO2 lasers, with a power range up to 3 kW as well as NC-based laser processing equipment. This purchase resulted in goodwill of $4.3 million.

●
Effective April 12, 2010, the Company, through its wholly-owned subsidiary Nufern, purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc. This purchase resulted in additional goodwill of $0.3 million.

●
Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland) (“LASAG”), through its wholly-owned subsidiary RSTE. Additionally, the Company acquired the LASAG selling and service operations in Germany, Italy, Japan, and the United States. LASAG is one of the original laser companies with more than 30 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling, and scribing applications to the medical device, automotive, electronic, and aerospace industries. In addition, LASAG has special expertise in high-precision drilling and laser processing heads.  This purchase resulted in goodwill of approximately $1.6 million and other intangibles, net of $2.3 million.

●
Effective August 24, 2011, the Company formed ROFIN BAASEL Laser India Pvt. Ltd. in Mumbai (India) as a wholly-owned subsidiary through its wholly-owned subsidiaries Rofin-Sinar Laser GmbH (99%) and Rofin-Baasel Lasertech GmbH & Co KG (1%). It started its operations in October 2011 and takes responsibility for sales and service of ROFIN laser products in India.

●	Effective September 29, 2011, the Company received the remaining 15% of the share capital of H2B Photonics GmbH through a transfer of shares and now holds 100% of the share capital.

None of these acquisitions were material for the purpose of proforma presentation.

Fair Value

The Company’s cash, short-term and long-term investments, accounts receivable, and accrued liabilities carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s notes payable are at variable interest rates that approximate market.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

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

Total depreciation expense for the years ended September 30, 2011, 2010, and 2009, amounted to $10.5 million, $9.4 million, and $9.4 million, respectively.

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

The vast majority of our sales are made to OEMs, resellers, and end-users in the industrial market.  Sales made to OEMs and resellers in the industrial market do not require installation of the products by the Company, as installation is performed by the customer and are not subject to other post-delivery obligations. The Company may enter into multiple-deliverable arrangements which include the delivery of lasers, laser systems, installation and training. Revenue from these arrangements is allocated to separate units of accounting if certain criteria are met. The allocation of the arrangement consideration to the separate units of accounting is based on vendor-specific objective evidence or third-party evidence. If such evidence is not available, the Company uses best estimate of selling price. Revenue related to installation and training is recognized when installation is completed or training is provided which usually takes place up to three months after the delivery of the laser or the laser system.

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

Foreign Currency Translation

The assets and liabilities of the Company’s operations outside the United States are translated into U.S. dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated using a weighted average exchange rate during the period. Gains or losses resulting from the translation of foreign currency financial statements are recorded as a separate component of stockholders’ equity.  Gains and losses resulting from the remeasurement of foreign currency transactions are reported as a component of “Other expense (income)”.

Earnings per Share (“EPS”)

Basic EPS is computed by dividing “Net Income attributable to RSTI” by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution from common stock equivalents (stock options).

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, pension liability adjustments, and fair value of interest rate swap agreements, and is presented in the consolidated statements of stockholders’ equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

	September 30,
	2011	2010	2009
Foreign currency translation adjustment	$13,394	$17,614	$40,597
Defined benefit pension plans (net of tax effect of $1,555 in 2011, $1,553 in 2010, and $1,263 in 2009)	(2,768)	(3,187)	(2,362)
Fair value of interest swap agreements (net of tax effect of $54 in 2011, $11 in 2010, and $22 in 2009)	(180)	(28)	(59)
Total accumulated other comprehensive income	$10,446	$14,399	$38,176

Research and Development Expenses

Research and development costs are expensed when incurred and are net of German government and European grants of $2,305, $2,586, and $1,991, received for the years ended September 30, 2011, 2010, and 2009, respectively.  The Company has no future obligations under such grants.

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

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. At September 30, 2011, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.6 million, Japanese yen forward exchange options with notional amount of $0.2 million, and Singapore dollar knock-out forward contracts with notional amounts of $2.7 million.

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

Recent Accounting Pronouncements Adopted

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) which requires additional disclosures about an entity’s allowance for credit losses and the credit quality of its financing receivables. These amendments affect all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The guidance on disclosures as of the end of a reporting period was effective for the Company on December 31, 2010. The disclosures about activity that occurs during a reporting period became effective for the Company’s second quarter of fiscal year 2011. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance was effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance was effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal year 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and is not expected to have a material effect on the Company’s consolidated financial statements in subsequent periods.

In June 2009, ASC Topic 810 was amended to improve financial reporting by enterprises involved with variable interest entities. This Topic addresses (1) the effects on certain provisions regarding the consolidation of variable interest entities, as a result of the elimination of the qualifying special-purpose entity concept in ASC Topic 860 regarding the accounting for transfers of financial assets, and (2) concern about the application of certain key provisions of FASB Interpretation No. 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. The adoption of this guidance, in fiscal year 2011, did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2011

In June 2011, the FASB issued guidance requiring changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the method of presentation used by the Company, will no longer be permitted. These changes will have no impact on the calculation and presentation of earnings per share. These changes, with retrospective application, become effective for the Company for interim and annual periods beginning in fiscal year 2013, with early adoption allowed. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued ASU 2010 - 28 “Intangibles - Goodwill and Other (ASC Topic 350)”, which amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance becomes effective for the Company in fiscal year 2012. The implementation of this authoritative guidance is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal 2013 for the Company), and early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

2.          FAIR VALUE MEASUREMENTS

Financial assets and liabilities, measured at fair value on a recurring basis, are classified on the valuation hierarchy in the table below:

September 30, 2011	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$127,412	$127,412	$--	$--
Short-term investments	2,964	2,964	--	--
Derivatives	(382)	--	(382)	--
Non-current auction rate securities	3,700	--	--	3,700
Total assets and liabilities at fair value	$133,694	$130,376	$(382)	$3,700

September 30, 2010	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$110,628	$110,628	$--	$--
Short-term investments	5,691	5,691	--	--
Derivatives	(43)	--	(43)	--
Non-current auction rate securities	4,950	--	--	4,950
Total assets and liabilities at fair value	$121,226	$116,319	$(43)	$4,950

The changes in the fair value measurement of investments using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2009	$9,350
Settlements	(4,400)
September 30, 2010	$4,950
Settlements	(1,250)
September 30, 2011	$3,700

3.          INVENTORIES

Inventories, net of obsolescence and lower of cost or market reserves, are summarized as follows:

	September 30,
	2011	2010
Finished goods	$26,350	$22,518
Work in progress	51,006	36,163
Raw materials and supplies	66,777	50,704
Demo inventory	16,392	14,686
Service parts	28,322	27,688
Total inventories	$188,847	$151,759

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $3.7 million at September 30, 2011.  All sales were settled, for cash, at par value.  At September 30, 2011, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  The Company has historically used a discounted cash flow model to determine the fair market value of these investments.  This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods.  As a result, the Company concluded that the par value of these investments approximates fair market value.  Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

5.          PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,
	2011	2010
Buildings	$37,179	$34,273
Technical machinery and equipment	44,434	37,531
Construction in progress	6,372	2,857
Furniture and fixtures	24,081	21,421
Computers and software	8,299	8,506
Leasehold improvements	18,903	16,526
Total property and equipment, at cost	$139,268	$121,114

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2011 and 2010, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2009	$46,995	$13,240	$33,555	$93,790
Additional goodwill from acquisitions	--	430	--	430
Currency exchange differences	(2,998)	(225)	(1,201)	(4,424)
Balance as of September 30, 2010	$43,997	$13,445	$32,354	$89,796
Additional goodwill from acquisitions	--	--	1,598	1,598
Adjustment to goodwill from final purchase price allocation	--	(125)	--	(125)
Currency exchange differences	(483)	(36)	(250)	(769)
Balance as of September 30, 2011	$43,514	$13,284	$33,702	$90,500

The carrying values of other intangible assets are as follows:

	September 30, 2011		September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,627	$6,715	$10,293	$5,983
Customer base	19,142	15,409	16,310	14,842
Other	20,119	15,607	19,275	14,875
Total	$49,888	$37,731	$45,878	$35,700

Patents are amortized on a straight-line basis over the life of the patent which ranges from 1 to 20 years.  Customer base is amortized on a straight-line basis over seven years.  Other intangible assets mainly comprised of software and unpatented technology are amortized on a straight-line basis between 1 and 16 years. Amortization expense for the years ended September 30, 2011, 2010, and 2009, was $2,569, $2,250, and $3,559, respectively.  At September 30, 2011, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2011, is as follows:

2012	$2,700
2013	2,600
2014	2,400
2015	2,100
2016	1,900

7.          ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:
	September 30,
	2011	2010
Employee compensation	$25,920	$20,814
Warranty reserves	13,197	10,417
Other taxes payable	233	181
Customer deposits	23,647	16,531
Other	20,590	14,221
Total accrued liabilities	$83,587	$62,164

The Company provides for the estimated costs of product warranties when revenue is recognized.  The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions.  The change in warranty reserves for the years ended September 30, 2011 and 2010, are as follows:

Balance at September 30, 2009	$8,962
Additional accruals for warranties during the period	5,872
Usage during the period	(3,918)
Currency translation	(499)
Balance at September 30, 2010	$10,417
Additional accruals for warranties during the period	7,846
Usage during the period	(4,909)
Currency translation	(157)
Balance at September 30, 2011	$13,197

8.          LINES OF CREDIT

The Company maintains $20,000 in short-term lines of credit in the U.S. As of September 30, 2011, $20,000 remained unused and available for future use.  As of September 30, 2010, $25,000 was available under short-term lines of credit in the U.S.

In addition, the Company’s non-U.S. subsidiaries have short-term credit lines amounting to $52,684, which allow them to borrow in the applicable local currency.  At September 30, 2011 and 2010, direct borrowings under these agreements totaled $6,487 and $4,081, respectively.  Additionally, $10,259 and $3,300 were used for bank guarantees under those lines of credit as of September 30, 2011 and 2010, respectively.  The remaining unused portion of the lines of credit at September 30, 2011, was $35,938, in aggregate. Interest rates vary from 0.87% to 2.60%, depending upon the country and the usage made of the available credit.

Furthermore, the Company also maintains credit lines specific to bank guarantees amounting to $6,315 and $13,219 as of September 30, 2011 and 2010, respectively, of which $261 and $2,168 was used as of September 30, 2011 and 2010, respectively.

9.          LONG-TERM DEBT

CBL maintains a loan amounting to $4,048. This loan will be repaid evenly over the next four years.  The current portion of $1,080 and $1,092 is classified in “Line of credit and short-term borrowings” in the consolidated balance sheet as of September 30, 2011 and 2010, respectively.

LASAG AG maintains a loan amounting to $4,989. This loan will be repaid over the next five years. The current portion of $554 is classified in “Line of credit and short-term borrowings” in the consolidated balance sheet as of September 30, 2011.

In addition, CBL maintains long-term credit facilities of $6,747, which expire in 2013. Corelase Oy maintains long-term credit facilities of $351 which expire in 2013 and $241 which expire in 2014.

As of September 30, 2011, $14,742 was borrowed under such facilities at an average interest rate of 4.02%.  As of September 30, 2010, $15,488 was borrowed under such facilities at an average interest rate of 4.52%.

The Company is subject to financial covenants under some of these credit facilities and lines of credit, which could restrict the Company from drawing money under them.  At September 30, 2011, the Company was in compliance with these covenants.

10.        COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2024.  The lease agreements require payment of real estate taxes, insurance, and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancelable operating leases as of September 30, 2011, are:

Fiscal year ending September 30,	Total
2012	$9,550
2013	7,631
2014	5,505
2015	4,182
2016	3,060
2017 and thereafter	9,563

Rent expense charged to operations for the years ended September 30, 2011, 2010, and 2009, approximated $10,169, $9,066, and $8,732, respectively.

Purchase obligations for payments due under various types of agreements to purchase raw materials and other goods as of September 30, 2011, are:

Less than 1 Year	95,357
1 - 3 Years	22,100
3 - 5 Years	960

11.        INCOME TAXES

Significant components of the income tax provision are as follows:

	Years ended September 30,
	2011	2010	2009
Current:
United States	$5,050	$247	$306
Foreign	24,461	12,799	7,605
Total current	29,511	13,046	7,911
Deferred:
United States	(3,164)	2,875	(2,596)
Foreign	(277)	(479)	(118)
Total deferred	(3,441)	2,396	(2,714)
Total income tax expense	$26,070	$15,442	$5,197

Income (Loss) before income taxes is attributable to the following geographic regions:

	Years ended September 30,
	2011	2010	2009
United States	$8,443	$2,179	$(11,766)
Germany	59,396	35,019	21,058
France	802	(31)	175
Italy	1,868	950	107
Singapore	1,945	554	298
United Kingdom	7,505	4,656	4,069
China	3,405	1,822	1,282
Japan	565	169	76
Other	3,214	583	(599)
Total income before income taxes	$87,143	$45,901	$14,700

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,
	2011	2010	2009
U.S. federal statutory tax rate	35%	35%	35%

Computed “expected” tax expense	$30,500	$16,066	$5,145
Difference between U.S. and foreign statutory rates	(4,819)	(2,296)	(1,594)
Other permanent differences	87	402	202
Adjustment of valuation allowance	237	149	456
Change in statutory tax rates	(76)	(112)	(80)
Other	141	1,233	1,068
Actual tax expense	$26,070	$15,442	$5,197

Total income taxes for the years ended September 30, 2011, 2010, and 2009, were allocated as follows:

	Years ended September 30,
	2011	2010	2009
Income taxes from operations	$26,070	$15,442	$5,197
Stockholders’ equity:
Tax benefit applicable to the exercise of stock options	(136)	(4)	(464)
Tax (benefit) expense applicable to defined benefit pension plan	(2)	(290)	(1,585)
Tax (benefit) expense applicable to the fair value of interest swap agreements	(43)	11	(81)
Total income tax	$25,889	$15,159	$3,067

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of net deferred income taxes are as follows:

	September 30,
	2011	2010
Deferred income tax assets:
Foreign
Net operating loss carryforwards	$5,928	$4,291
Pension obligations	1,143	1,641
Inventories	5,089	3,992
Accounts payable	100	206
Other	632	780
Total Foreign	12,892	10,910
United States:
Net operating loss carryforwards	8,998	9,548
Tax credits	122	122
Warranty reserve	826	488
Inventories	5,096	4,219
Allowance for doubtful accounts	367	380
Accrued liabilities	565	724
Pension obligations	966	777
Property & equipment	181	424
Stock-based compensation expense	1,841	1,552
Other	222	269
Total United States	19,184	18,503
Gross deferred income tax assets	32,076	29,413
Less: Valuation allowance	(3,242)	(3,568)
Net deferred income tax assets	$28,834	$25,845
Deferred income tax liabilities:
Foreign:
Property & equipment	(1,358)	(1,418)
Intangibles	(4,091)	(2,843)
Accounts receivable	(206)	(387)
Other	(611)	(311)
Total Foreign	(6,266)	(4,959)
United States:
Accounts receivable	(4)	--
Other current assets	--	(282)
Non-US earnings	--	--
Total United States	(4)	(282)
Gross deferred income tax liabilities	(6,270)	(5,241)
Net deferred income tax assets	$22,564	$20,604

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,
	2011	2010
Deferred income tax assets – current	$15,625	$13,657
Deferred income tax assets – non current	13,711	12,865
Deferred income tax liabilities – current	(991)	(1,722)
Deferred income tax liabilities – non current	(5,781)	(4,196)
Net deferred income tax assets	$22,564	$20,604

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

At September 30, 2011, the Company had federal net operating tax loss carryforwards available of $16.3 million and state net operating tax loss carryforwards available of $46.0 million in the United States (which start to expire in 2022), $2.3 million in Germany, and $19.8 million in other European countries (which start to expire in 2014). As of September 30, 2011, deferred tax assets, net of valuation allowances related to these operating tax losses and tax credits, amounted to $11.7 million.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $390 million at September 30, 2011. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, they would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date. As of September 30, 2011, the Company's gross unrecognized tax benefits totaled $0.8 million, which includes approximately $0.1 million of interest and penalties. Approximately $0.7 million of unrecognized tax benefits would impact the effective tax rate, if recognized. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

Balance at September 30, 2008	$676
Increases in tax positions for prior years	--
Increases in tax positions for current years	--
Settlements with taxing authorities	(39)
Balance at September 30, 2009	637
Increases in tax positions for prior years	(22)
Increases in tax positions for current years	--
Settlements with taxing authorities	--
Balance at September 30, 2010	615
Decreases in tax positions for prior years	(3)
Increases in tax positions for current years	250
Settlements with taxing authorities	(34)
Balance at September 30, 2011	$828

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2005. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for years before 2005.

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

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,
	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of year	$25,008	$23,055
Service cost	795	811
Interest cost	1,206	1,201
Actuarial losses (gains)	(882)	1,366
Foreign exchange rate impacts	(119)	(967)
Benefits paid – total	(480)	(458)
Projected benefit obligation at end of year	25,528	25,008
Change in plan assets:
Fair value of plan assets at beginning of year	6,547	5,659
Actual return on plan assets	(114)	570
Employer contributions	1,409	510
Foreign exchange rate impacts	--	(2)
Benefits paid – funded plans	(219)	(190)
Fair value of plan assets at end of year	7,623	6,547
Funded status at end of year	$(17,905)*	$(18,461)*

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(17,905)	$(18,461)
Accumulated other comprehensive loss (pre-tax)	4,323	4,740
Net amount recognized	$(13,582)	$(13,721)

*$356 and $298 relate to expected payments in the following twelve months for the Company’s unfunded non-US plans and are therefore classified in current “Accrued liabilities” in the consolidated balance sheet as of September 30, 2011 and 2010, respectively.

The accumulated benefit obligation for defined benefit pension plans was $23,408 and $22,733 at September 30, 2011 and 2010, respectively.

	September 30,
	2011	2010
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$25,528	$25,008
Accumulated benefit obligation	23,408	22,733
Fair value of plan assets	7,623	6,547

Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost
Service Cost	$795	$811
Interest Cost	1,206	1,201
Expected return on plan assets	(511)	(459)
Amortization of net loss	160	140
Net periodic benefit cost	$1,650	$1,693

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	(417)	1,115
Total recognized in other comprehensive income	$(417)	$1,115
Total recognized in net periodic benefit cost and other comprehensive income	$1,233	$2,808

The assumptions used in the valuation of the plan are as follows:

	September 30,
	2011	2010
Discount rate:
United States	5.50%	5.50%
Foreign	5.10%	4.60%
Expected return on plan assets
United States	7.75%	7.75%
Foreign	3.75%	3.75%
Rate of compensation increase
United States	3.0%	3.0%
Foreign	3.0%	3.0%

The Company recognizes the over (under) funded status of the defined benefit plans in the statement of financial position. The Company also recognizes, in other comprehensive income, certain gains and losses that arise during the period but are deferred under current pension accounting rules.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $616 in 2012, $870 in 2013, $843 in 2014, $888 in 2015, $943 in 2016, and $6,653 thereafter.

The Company’s pension plan asset allocations at September 30, 2011 and 2010, by asset category are as follows:

	2011			2010
	Dollar Value	Percentage	Target Allocation	Dollar Value	Percentage
Certificates of Deposit	$370	5%	5%	$359	6%
Equity Securities	3,746	49%	50%	3,016	46%
Debt Securities	3,507	46%	45%	3,172	48%
Total Plan Assets	$7,623	100%	100%	$6,547	100%

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

The fair values of our pension plan assets, by level within the fair value hierarchy, as of September 30, 2011, are as follows:

Asset Categories	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$--	$370	$--	$370
Equity Securities
Small Cap	--	167	--	167
Mid Cap	--	351	--	351
Large Cap	--	1,927	--	1,927
Total Market Stock	--	--	--	--
International	--	1,086	--	1,086
Emerging Markets	--	215	--	215
Debt Securities
Bonds & Mortgages	--	2,421	--	2,421
Inflation Protected	--	387	--	387
High Yield	--	381	--	381
Money Market	--	281	--	281
Other	--	37	--	37
Total Plan Assets	$--	$7,623	$--	$7,623

The fair values of our pension plan assets, by level within the fair value hierarchy, as of September 30, 2010, are as follows:

Asset Categories	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$--	$359	$--	$359
Equity Securities
Small Cap	--	123	--	123
Mid Cap	--	269	--	269
Large Cap	--	960	--	960
Total Market Stock	--	583	--	583
International	--	917	--	917
Emerging Markets	--	164	--	164
Debt Securities
Bonds & Mortgages	--	2,295	--	2,295
Inflation Protected	--	325	--	325
High Yield	--	323	--	323
Money Market	--	200	--	200
Other	--	29	--	29
Total Plan Assets	$--	$6,547	$--	$6,547

RS Inc., RB Inc., PRC, Lee Laser, Rofin-Baasel Canada Ltd., Dilas Diodelaser Inc., and Nufern have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan.  Participating employees may contribute up to 16% of their qualified annual compensation.  Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral.  Company contributions for the years ended September 30, 2011, 2010, and 2009, were $493, $402, and $334, respectively.

13.        EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,
	2011	2010	2009
Weighted number of shares for basic earnings per common share	28,440,185	28,807,130	28,911,559
Potential additional shares due to outstanding dilutive stock options	664,760	404,720	282,212
Weighted number of shares for diluted earnings per common share	29,104,945	29,211,850	29,193,771

The weighted-average diluted shares outstanding for the years ended September 30, 2011, 2010, and 2009, excludes the dilutive effect of approximately 0.7 million, 1.6 million, and1.8 million stock options, respectively, since the impact of including these options in diluted earnings per share for these years was antidilutive.

14.        RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $832, $584, and $1,352, in fiscal years 2011, 2010, and 2009, respectively. The Company had no purchases from its minority shareholder in Japan in fiscal year 2011, while in fiscal year 2010 $48 was purchased.  As of September 30, 2011 and 2010, the accounts receivable with the minority shareholder in Japan amounted to $367 and $294, respectively.

The Company maintains other accounts payable to related party in China amounting to $943 as of September 30, 2011.

The Company has accrued $342 at September 30, 2011, for the put/call option to purchase the remaining interests in m2k and $76 was capitalized for accumulated interest as of September 30, 2011. In fiscal year 2011, the Company had expenses of $444, compared to $573 in fiscal year 2010, mainly for purchases of materials and services, to the minority shareholder of m2k.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease upon two-year notice.  The Company paid expenses, mainly for rental expense of $911, $871, and $902, to Mr. Baasel during fiscal years 2011, 2010, and 2009, respectively.

15.        GEOGRAPHIC INFORMATION

Assets, revenues, and income before taxes, by geographic region attributed based on the geographic location of the RSTI entities are summarized below:

ASSETS	September 30,
	2011	2010
North America	$222,677	$209,677
Germany	428,561	367,855
Other	287,187	231,809
Intercompany eliminations	(284,479)	(251,149)
Total assets	$653,946	$558,192

PROPERTY AND EQUIPMENT, NET	September 30,
	2011	2010
North America	$12,197	$11,714
Germany	38,968	33,752
Other	14,423	7,234
Intercompany eliminations	(34)	(49)
Total long-lived assets	$65,554	$52,651

REVENUES-TOTAL BUSINESS	Years ended September 30,
	2011	2010	2009
North America	$169,513	$113,186	$89,203
Germany	426,424	306,739	244,025
Other	231,218	158,864	131,322
Intercompany eliminations	(229,392)	(155,219)	(114,971)
	$597,763	$423,570	$349,579

INTERCOMPANY REVENUES	Years ended September 30,
	2011	2010	2009
North America	$13,545	$6,514	$4,106
Germany	163,251	115,000	86,639
Other	52,596	33,705	24,226
Intercompany eliminations	(229,392)	(155,219)	(114,971)
	$--	$--	$--

EXTERNAL REVENUES	Years ended September 30,
	2011	2010	2009
North America	$155,968	$106,672	$85,097
Germany	263,173	191,739	157,386
Other	178,622	125,159	107,096
	$597,763	$423,570	$349,579

INCOME BEFORE INCOME TAXES	Years ended September 30,
	2011	2010	2009
North America	$8,664	$2,414	$(11,809)
Germany	59,396	35,019	21,058
Other	19,083	8,468	5,451
	$87,143	$45,901	$14,700

16.        ENTERPRISE WIDE INFORMATION

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

	September 30,
Product Category	2011	2010	2009

Laser macro products	$237,449	$172,877	$140,362
Laser marking and micro products	302,330	206,535	168,131
Components	57,984	44,158	41,086
	$597,763	$423,570	$349,579

17.        SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended
	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011
Net sales	$137.1	$136.2	$154.9	$169.5
Gross profit	56.4	54.8	60.7	60.3
Net income	15.1	12.8	15.5	17.7
Net income attributable to RSTI	14.9	12.7	15.2	17.2
Earnings per share – Basic	0.52	0.45	0.54	0.60
Earnings per share – Diluted	0.51	0.43	0.52	0.60

	Quarters ended
	Dec. 31, 2009	March 31, 2010	June 30, 2010	Sept. 30, 2010
Net sales	$93.0	$95.9	$110.3	$124.4
Gross profit	35.9	37.2	42.9	50.3
Net income	3.7	4.7	9.8	12.2
Net income attributable to RSTI	3.6	4.7	9.7	11.9
Earnings per share – Basic	0.12	0.16	0.34	0.42
Earnings per share – Diluted	0.12	0.16	0.33	0.42

18.        TREASURY STOCK

On May 5, 2010, the Board of Directors authorized the Company to initiate a share buyback of up to $30.0 million of the Company's common stock over twelve months, subject to market conditions, through purchases from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including the quantity, timing and price thereof. Through September 30, 2011, the Company has purchased approximately 1.1 million shares of common stock, at an average price of $25.96, under the stock buyback program for a total price of $28.2 million.

19.        STOCK INCENTIVE PLANS

Effective March 16, 2011, the stockholders approved an amendment to the Rofin-Sinar Technologies Inc. 2007 Incentive Stock Plan (“the 2007 Incentive Plan”) that increases the number of shares reserved for issuance from 1,600,000 to 3,100,000 shares.  The 2007 Incentive Plan supersedes the Rofin-Sinar Technologies Inc. 1996 Non-Employee Directors’ Stock Plan and the Rofin-Sinar Technologies Inc. 2002 Equity Incentive Plan.  Under the 2007 Incentive Plan, the Company has reserved shares of common stock to provide for the grant of options to purchase common stock (“options”), grants of shares of common stock (“stock grants”), stock units, and stock appreciation rights (“SARs”) to certain eligible employees and to outside directors. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2011 or 2010, under this Plan.  Non-qualified stock options were granted to officers and other key employees in fiscal years 2011 and 2010.  During fiscal year 2011, outside directors each received 3,000 shares of common stock and 340,250 non-qualified stock options were granted to officers and other key employees.  The terms of these issuances are the same as those described below.

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

The fair value of our stock options was estimated based on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used in these calculations:

	September 30,
	2011 Grants	2010 Grants	2009 Grants
Weighted average grant date fair value	$15.48	$10.42	$6.87
Expected life	5 Years	5 Years	5 Years
Volatility	46.12%	47.23%	50.3%
Risk-free interest rate	2.01%	2.52%	1.65%
Dividend yield	0%	0%	0%
Annual forfeiture rate	2%	2%	2%

For purposes of the Black Scholes model, the Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three-year period ended September 30, 2011, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2008	2,567,300	$23	2/9	7.13
Granted	306,250	$15
Exercised	(11,200)	$15	3/4
Forfeited	(5,800)	$17	2/3
Outstanding at September 30, 2009	2,856,550	$22	2/5	6.50
Granted	317,750	$22	5/6
Exercised	(190,100)	$15	7/8
Forfeited	(21,000)	$28
Outstanding at September 30, 2010	2,963,200	$22	4/5	6.02
Granted	340,250	$35	1/5
Exercised	(440,600)	$16	2/8
Forfeited	(15,400)	$29	3/7
Outstanding at September 30, 2011	2,847,450	$25	2/7	5.83	$4.2

Exercisable at September 30, 2011	1,834,550	$23	4/7	4.62	$3.5

As of September 30, 2011, there was $10.4 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.26 years. The total fair value of shares vested during the years ended September 30, 2011, 2010, and 2009, was $5.6 million, $5.9 million, and $5.1 million, respectively.

	Years ended September 30,
	2011	2010	2009
Total intrinsic value of stock options exercised	$7.8	$1.5	$0.1

Cash received from stock option exercises for the years ended September 30, 2011, 2010, and 2009, was $7.2 million, $3.0 million, and $0.2 million, respectively.

SCHEDULE II

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2011, 2010, and 2009
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions- Charged to Costs and Expenses	(Deductions)		Balance at End of Period
September 30, 2009	$3,647	$7	$1,004		$(1,125)	$3,533
September 30, 2010	$3,533	$--	$422	$	(935)	$3,020
September 30, 2011	$3,020	$63	$1,623	$	(1,013)	$3,693

Allowance for Inventory Reserve
Years ended September 30, 2011, 2010, and 2009
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions	Usage for Disposals and Scrap	Balance at End of Period
September 30, 2009	$17,720	$--	$4,844	$(3,688)	$18,876
September 30, 2010	$18,876	---	$5,413	$(4,344)	$19,945
September 30, 2011	$19,945	$3,548	$7,051	$(5,252)	$25,292

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.2	By-Laws of the Company
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm,
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1356 Certification of Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document