Form 10-Q
period 2011-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2012-02-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-21377

ROFIN-SINAR TECHNOLOGIES INC.
(Exact name of Registrant as specified in its charter)

Delaware	38-3306461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40984 Concept Drive, Plymouth, MI	48170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (734) 455-5400

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

28,523,959 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 9, 2012.

	ROFIN-SINAR TECHNOLOGIES INC.

	INDEX

PART I	FINANCIAL INFORMATION		Page No.

	Item 1 - Financial Statements

	Condensed Consolidated Balance Sheets
	December 31, 2011 and September 30, 2011		3

	Condensed Consolidated Statements of Operations
	Three months ended December 31, 2011 and 2010		4

	Condensed Consolidated Statement of Stockholders'
	Equity and Comprehensive Income
	Three months ended December 31, 2011 and 2010		5

	Condensed Consolidated Statements of Cash Flows
	Three months ended December 31, 2011 and 2010		6

	Notes to Condensed Consolidated Financial Statements		7

	Item 2 -	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	15

	Item 3 -	Quantitative and Qualitative Disclosures
		About Market Risk	20

	Item 4 -	Controls and Procedures	21

PART II	OTHER INFORMATION

	Item 1 -	Legal Proceedings	22

	Item 1A -	Risk Factors	22

	Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 3 -	Defaults Upon Senior Securities	22

	Item 4 -	Removed and Reserved	22

	Item 5 -	Other Information	22

	Item 6 -	Exhibits	22

	SIGNATURES		23

PART I.  ITEM 1.  FINANCIAL INFORMATION
Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	December 31,	September 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$106,159	$127,412
Short-term investments (Note 4)	8,729	2,964
Accounts receivable, net of allowance for doubtful accounts
$2,738 and $3,693, respectively	88,541	119,391
Inventories, net (Note 5)	191,594	188,847
Other current assets and prepaid expenses	28,207	28,655
Total current assets	423,230	467,269
Long-term investments (Notes 4 & 6)	3,400	3,700
Property and equipment, net	68,396	65,554
Goodwill (Note 7)	101,899	90,500
Other intangibles, net (Note 7)	11,725	12,157
Other assets	14,667	14,766
Total assets	$623,317	$653,946

LIABILITIES AND EQUITY
Current liabilities:
Line of credit and short-term borrowings	$5,264	$8,121
Accounts payable, trade	19,656	27,082
Accounts payable to related party	194	311
Income tax payable	4,136	13,849
Accrued liabilities (Note 8)	74,580	84,578
Total current liabilities	103,830	133,941

Long-term debt	13,997	14,742
Pension obligations	17,457	17,549
Other long-term liabilities	8,970	9,097
Total liabilities	144,254	175,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or
outstanding	--	--
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,440,500 shares issued at December 31, 2011
(32,404,100 shares issued at September 30, 2011)	324	324
Additional paid-in capital	219,529	217,896
Retained earnings	401,600	393,523
Accumulated other comprehensive income	1,023	10,446
Treasury shares, at cost, 3,917,341 shares at December 31, 2011
and September 30, 2011	(148,232)	(148,232)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	474,244	473,957
Noncontrolling interest in subsidiaries	4,819	4,660
Total equity	479,063	478,617
Total liabilities and equity	$623,317	$653,946

See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended December 31, 2011 and 2010
(dollars in thousands, except per share amounts)

	Three Months Ended December 31,
	2011	2010

Net sales	$131,570	$137,132
Cost of goods sold	84,625	80,765
Gross profit	46,945	56,367

Selling, general, and administrative expenses	24,719	25,616
Research and development expenses	10,524	8,627
Amortization expense	600	643
Income from operations	11,102	21,481

Other (income) expense
Interest income	(213)	(168)
Interest expense	163	182
Foreign currency income	(844)	(197)
Other income	(198)	(734)
Income before income tax	12,194	22,398
Income tax expense	3,958	7,308
Net income	8,236	15,090
Less: Net income attributable to the noncontrolling interest	159	212

Net income attributable to RSTI	$8,077	$14,878

Net income attributable to RSTI per share
Per share of Common Stock Basic	$0.28	$0.52
Per share of Common Stock Diluted	$0.28	$0.51

Weighted-average shares used in computing earnings per share (Note 11)
Basic	28,507,893	28,374,791
Diluted	28,772,187	28,966,128

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements Of Stockholders' Equity and Comprehensive Income (Unaudited)
Three months ended December 31, 2011 and 2010
(dollars in thousands)

				Accumulated		Rofin-Sinar
	Common Stock	Additional Paid-in	Retained	Other Comprehensive	Treasury	Technologies Stockholders’	Non- Controlling	Total Stockholders’
	Par Value	Capital	Earnings	Income (Loss)	Stock	Equity	Interests	Equity
BALANCES at September 30, 2010	$320	$205,100	$333,491	$14,399	$(139,453)	$413,857	$3,619	$417,476
Comprehensive income
Fair value of interest swap agreement
(net of taxes of $8)	--	--	--	22	--	22	--	22
Defined benefit pension plan:
Net loss arising during period (net
of taxes $10)	--	--	--	16	--	16	--	16
Pension adjustment	--	--	--	24	--	24	--	24
Foreign currency translation adjustment	--	--	--	(6,412)	--	(6,412)	--	(6,412)
Net income	--	--	14,878	--	--	14,878	212	15,090
Total comprehensive income (loss)						8,528	212	8,740
Common stock issued in connection with:
Stock incentive plans	2	4,587	--	--	--	4,589	--	4,589
BALANCES at December 31, 2010	$322	$209,687	$348,369	$8,049	$(139,453)	$426,974	$3,831	$430,805

BALANCES at September 30, 2011	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	$4,660	$478,617
Comprehensive income:
Fair value of interest swap agreement
(net of taxes of $10)	--	--	--	(31)	--	(31)	--	(31)
Defined benefit pension plan:
Net loss arising during period (net
of taxes $21)	--	--	--	37	--	37	--	37
Foreign currency translation adjustment	--	--	--	(9,429)	--	(9,429)		(9,429)
Net income	--	--	8,077	--	--	8,077	159	8,236
Total comprehensive income (loss)						(1,346)	159	(1,187)
Common stock issued in connection with:
Stock incentive plans	--	1,633	--	--	--	1,633	--	1,633
BALANCES at December 31, 2011	$324	$219,529	$401,600	$1,023	$(148,232)	$474,244	$4,819	$479,063

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended December 31, 2011 and 2010
(dollars in thousands)

	Three Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,236	$15,090
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,337	2,959
Stock-based compensation expenses	1,254	1,388
Other adjustments	551	(356)
Change in operating assets and liabilities:
Accounts receivable, trade	29,679	(5,226)
Inventories	(7,115)	(8,786)
Accounts payable	(7,085)	(3,445)
Changes in other operating assets and liabilities	(19,056)	7,874
Net cash provided by(used in) operating activities	9,801	9,498
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	37	166
Additions to property and equipment	(6,420)	(2,898)
Purchases of short-term investments	(6,383)	(883)
Sales of short-term and long-term investments	928	2,356
Acquisition of businesses, net of cash acquired	(13,251)	(11,286)
Net cash provided by (used in) investing activities	(25,089)	(12,545)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from banks	1,228	764
Repayments to banks	(4,196)	(740)
Issuance of common stock	158	2,755
Excess tax benefit from stock options	--	135
Net cash provided by (used in) financing activities	(2,810)	2,914
Effect of foreign currency translation on cash	(3,155)	(779)
Net increase (decrease) in cash and cash equivalents	(21,253)	(912)
Cash and cash equivalents at beginning of period	127,412	110,628
Cash and cash equivalents at end of period	$106,159	$109,716

Cash paid for interest	$166	$137
Cash paid for taxes	$13,602	$4,257

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Results for interim periods should not be considered indicative of results for a full year.  The September 30, 2011, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as filed with the Securities and Exchange Commission on November 29, 2011.

2.	New Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance requiring changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is the method of presentation used by the Company, will no longer be permitted. These changes will have no impact on the calculation and presentation of earnings per share. These changes, with retrospective application, become effective for the Company for interim and annual periods beginning in fiscal year 2013, with early adoption allowed. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, “Intangibles – Goodwill and Other (ASC Topic 350)”, which amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance became effective for the Company in fiscal year 2012. The implementation of this authoritative guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

On October 26, 2011, the Company purchased an additional 5% of the share capital of m2k-laser GmbH through Rofin-Sinar Laser GmbH under an option agreement between the Company and the minority shareholders. The Company currently holds 85% of the share capital of m2k-laser GmbH.

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland).  Corelase Oy has considerable experience in semiconductors, optics, and fiber technology.  Its product lines include fiber-coupled diode laser systems, continuous-wave and ultra short pulse mode-locked fiber laser systems, and components such as diode lasers for a wide range of material processing applications.  The terms of the purchase included payment of a deferred purchase price based on Corelase Oy achieving certain financial targets.  During the three months ended December 31, 2011, the Company finalized and paid this deferred purchase price.  This payment resulted in additional  goodwill of approximately $13.3 million.

4.	Fair Value Measurements

The Company’s cash, short-term and long-term investments, accounts receivable, and accrued liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s notes payable are at variable interest rates that approximate market.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

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

●	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

December 31, 2011	Total	Level 1	Level 2		Level 3
Cash and cash equivalents	$106,159	$106,159		$--	$--
Short-term investments	8,729	8,729		--	--
Derivatives	(371)	--		(371)	--
Non-current auction rate securities	3,400	--		--	3,400
Total assets and liabilities at fair value	$117,917	$114,888	$	(371)	$3,400

September 30, 2011	Total	Level 1	Level 2		Level 3
Cash and cash equivalents	$127,412	$127,412		$--	$--
Short-term investments	2,964	2,964		--	--
Derivatives	(382)	--		(382)	--
Non-current auction rate securities	3,700	--		--	3,700
Total assets and liabilities at fair value	$133,694	$130,376	$	(382)	$3,700

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3) for the three-month period ended December 31, 2011, are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2011	$3,700
Settlements	(300)
December 31, 2011	$3,400

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	December 31,	September 30,
	2011	2011
Finished goods	$27,475	$26,350
Work in progress	50,867	51,006
Raw materials and supplies	67,750	66,777
Demo inventory	16,696	16,392
Service parts	28,806	28,322
Total inventories	$191,594	$188,847

Net inventory is net of provisions for excess and obsolete inventory of $24,912 and $25,292 at December 31, 2011, and September 30, 2011, respectively.

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $3.4 million at December 31, 2011.  All sales were settled, for cash, at par value.  At December 31, 2011, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  The Company has historically used a discounted cash flow model to determine the fair market value of these investments.  This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods.  As a result, the Company concluded that the par value of these investments approximates fair market value.  Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three-month period ended December 31, 2011, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2011	$43,514	$13,284	$33,702	$90,500
Additional goodwill from acquisitions	--	--	13,251	13,251
Currency translation differences	(1,280)	(96)	(476)	(1,852)
Balance as of December 31, 2011	$42,234	$13,188	$46,477	$101,899

The carrying values of other intangible assets are as follows:

	December 31, 2011		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,592	$6,900	$10,627	$6,715
Customer base	18,870	15,226	19,142	15,409
Other	19,465	15,076	20,119	15,607
Total	$48,927	$37,202	$49,888	$37,731

Amortization expense for the three-month periods ended December 31, 2011 and 2010 was $0.6 million.  At December 31, 2011, estimated amortization expense for the remainder of fiscal year 2012 and the next five fiscal years based on the average exchange rates as of December 31, 2011, is as follows:

2012 (remainder)	2.0 million
2013	2.6 million
2014	2.5 million
2015	2.3 million
2016	1.9 million
2017	1.8 million

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31,	September 30,
	2011	2011
Employee compensation	$16,008	$25,920
Warranty reserves	13,048	13,197
Other taxes payable	475	233
Customer deposits	20,945	23,647
Other	24,104	21,581
Total accrued liabilities	$74,580	$84,578

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of December 31, 2011, the Company's gross unrecognized tax benefits totaled $0.7 million which includes approximately $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The change in warranty reserves for the three-month periods ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance at September 30,	$13,197	$10,417
Additional accruals for warranties during the period	1,227	2,775
Usage during the period	(1,043)	(1,442)
Currency translation	(333)	(230)
Balance at December 31,	$13,048	$11,520

11.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2011 or through the first three months of fiscal year 2012.  Non-qualified stock options were granted to officers and other key employees in the second quarter of fiscal year 2011.  No non-qualified stock options were granted to officers and other key employees in the three-month period ended December 31, 2011.  During the three-month period ended December 31, 2011, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options to other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  The following assumptions were used in these calculations:

	Fiscal Year 2011 Grants	Fiscal Year 2010 Grants
Weighted average grant date fair value	$ 15.48	$ 10.42
Expected life	5 Years	5 Years
Volatility	46.12%	47.23%
Risk-free interest rate	2.01%	2.52%
Dividend yield	0%	0%
Annual forfeiture rate	2%	2%

The Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of outstanding options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three-month period ended December 31, 2011, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2011	2,847,450	$25	2/7	5.83
Granted	--
Exercised	(24,400)	$6	4/8
Forfeited	(8,600)	$19	6/8
Outstanding at December 31, 2011	2,814,450	$25	1/2	5.63	$6.9

Exercisable at December 31, 2011	2,220,350	$24	2/3	4.41	$5.5

As of December 31, 2011, there was $9.1 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.17 years.

During the three-month periods ended December 31, 2011 and 2010, the following activity occurred under the Incentive Stock Plan:

	(in millions)
	Three Months Ended December 31,
	2011	2010
Total intrinsic value of stock
options exercised	$0.4	$3.8

Cash received from stock option exercises for the three-month periods ended December 31, 2011 and 2010, was $0.2 and $2.76 million, respectively.

12.	Earnings Per Common Share

The basic per common share (EPS) calculation is computed by dividing net income available to RSTI common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended December 31,
	2011	2010
Weighted number of shares for basic earnings per common share	28,507,893	28,374,791
Potential additional shares due to outstanding dilutive stock options	264,294	591,337
Weighted number of shares for diluted earnings per common share	28,772,187	28,966,128

The weighted average diluted shares outstanding for the three-month periods ended December 31, 2011 and 2010, excludes the dilutive effect of approximately 2.0 million and 1.2 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2011 and 2010:

	Three Months Ended December 31,
	2011	2010
Service cost	194	$198
Interest cost	325	301
Expected return on plan assets	(130)	(127)
Amortization of prior net loss	58	26
Net periodic pension cost	$447	$398

14.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	December 31, 2011	September 30, 2011
ASSETS
North America	$221,666	$222,677
Germany	409,493	428,561
Other	274,204	287,187
Intercompany eliminations	(282,046)	(284,479)
	$623,317	$653,946

PROPERTY AND EQUIPMENT, NET
North America	$12,269	$12,197
Germany	41,206	38,968
Other	14,955	14,423
Intercompany eliminations	(34)	(34)
	$68,396	$65,554

	Three Months Ended December 31,
	2011	2010
NET SALES
North America	$41,992	$41,840
Germany	85,476	97,540
Other	51,483	51,721
Intercompany eliminations	(47,381)	(53,969)
	$131,570	$137,132

INTERCOMPANY SALES
North America	$3,004	$3,776
Germany	32,428	37,954
Other	11,949	12,239
Intercompany eliminations	(47,381)	(53,969)
	$--	$--

EXTERNAL SALES
North America	$38,988	$38,064
Germany	53,048	59,585
Other	39,534	39,483
	$131,570	$137,132

INCOME (LOSS) BEFORE INCOME TAX
North America	$1,834	$3,633
Germany	8,120	15,570
Other	2,697	4,633
Intercompany eliminations	(457)	(1,438)
	$12,194	$22,398

15.	Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

	Three Months Ended December 31,
	2011	2010

Macro applications	$46,355	$51,363
Marking and micro applications	72,575	72,221
Components	12,640	13,548
	$131,570	$137,132

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

During the first quarter of fiscal years 2012 and 2011, we realized approximately 35% and 37% of revenues from the sale and servicing of laser products used for macro applications, approximately 55% and 53%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 10% from the sale of components.

The challenging macro-economic environment, caused especially by the European debt crisis and China's attempts to curb inflation, had a major impact on our first quarter order entry and sales. Lower demand came in particular from the machine tool and electronics industry, while laser sales for applications in the semiconductor and medical device industries improved slightly. Our net income reflects this lower revenue level, and takes into account postponed shipments by customers of approximately $10 million and an unfavorable product mix. We expect business conditions in China to improve as we have customer indications, based on more optimistic judgments about their future prospects, that this region is on track for revitalization. Therefore, we believe that we have experienced the bottom of the slowdown and will see better results in the next quarters.

At December 31, 2011, Rofin-Sinar had 2,143 employees compared to 1,902 employees at December 31, 2010.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended December 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of goods sold	64.3%	58.9%
Gross profit	35.7%	41.1%
Selling, general and administrative expenses	18.8%	18.7%
Research and development expenses	8.0%	6.3%
Intangibles amortization	0.5%	0.5%
Income from operations	8.4%	15.7%
Income before income taxes	9.3%	16.3%
Net income attributable to RSTI	6.1%	10.8%

Net Sales - Net sales of $131.6 million represent a decrease of $5.5 million, or 4%, for the three-month period ended December 31, 2011, as compared to the corresponding period in fiscal year 2011.  The decrease for the three months ended December 31, 2011, resulted from a net sales decrease of $5.8 million, or 5%, in Europe and Asia, partially offset by an increase of $0.3 million, or 1%, in North America, compared to the corresponding period in fiscal year 2011.   The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $0.9 million for the three-month period ended December 31, 2011.

Net sales of laser products for macro applications decreased by $5.0 million, or 10%, to $46.4 million for the three-month period ended December 31, 2011, as compared to the corresponding period of fiscal year 2011. The decrease can be mainly attributed to lower demand for our lasers for macro applications in the machine tool industry, especially in Asia, and the automotive industry.

Net sales of lasers for marking and micro applications remained stable with $72.6 million for the three-month period ended December 31, 2011, and reflects continued demand from the medical, jewelry, solar and electronics industries.

Revenues for the components business decreased by $0.9 million, or 7%, to $12.6 million for the three-month period ended December 31, 2011. The decrease can be mainly attributed to lower demand for laser diode products offset by the higher demand for our fiber products.

Gross Profit - Our gross profit of $46.9 million for the three-month period ended December 31, 2011, represents a decrease of $9.5 million, or 17%, from the corresponding period of fiscal year 2011.  As a percentage of sales, gross profit decreased from 41% to 36% for the three-month period ended December 31, 2011, as compared to the corresponding period in fiscal year 2011.  The decrease in our gross margin for the three-month period was mainly the result of a higher percentage of lower margin systems business, lower absorption of fixed costs, and a decrease in our spare parts and component business.  Gross profit was favorably affected by $0.4 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, in the three-month period ended December 31, 2011.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $24.7 million for the three-month period ended December 31, 2011, represent a decrease of $0.9 million, or 4%, from the corresponding period of fiscal year 2011.  The decrease in SG&A expenses is mainly a result of the lower commissions and lower allowance for bad debts related to the comparably lower level of business.  SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.2 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro, for the three-month period ended December 31, 2011. As a percentage of net sales, SG&A expenses remained stable with 19% for the three-month period ended December 31, 2011, as compared to the comparable prior year period.

Research and Development - The Company spent net $10.5 million on research and development ("R&D") during the three-month period ended December 31, 2011, which represents an increase of 22% as compared to the corresponding period of fiscal year 2011. Gross R&D expenses for the three-month periods ended December 31, 2011 and 2010, were $10.8 million and $9.2 million, respectively, and were reduced by $0.3 million and $0.6 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.1 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro, for the three-month period ended December 310, 2011.

Amortization Expense - Amortization expense for the three-month period ended December 31, 2011, amounted to $0.6 million, consistent with the corresponding period of fiscal year 2011.

Other Income/Expenses - Net other income was $1.1 million for the three-month period ended December 31, 2011, represents an increase of $0.2 million compared to $0.9 million in the corresponding period of fiscal year 2011.  Net interest expense, within this category, includes $0.2 million of interest income offset by $0.2 million of interest expense for the three months ended December 31, 2011. The increase in foreign currency income in the three-month period ended December 31, 2011, is primarily due to higher net exchange gains in the current year period compared to the corresponding period of fiscal year 2011.  Finally, other income decreased by $0.5 million primarily due to an indemnification payment amounting to $0.6 million made to the Company in connection with the cancellation of an order during the three-month period ended December 31, 2010.

Income Tax Expense - Income tax expense of $4.0 million for the three-month period ended December 31, 2011, represents an effective tax rate of 32% compared to 33% for the corresponding period of fiscal year 2011.  Income tax expense, a significant portion of which is incurred in foreign currencies, was not significantly affected by the weakening of the U.S. dollar against foreign currencies, primarily the Euro in the three-month period ended December 31, 2011.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $8.1 million for the three-month period ended December 31, 2011, which represents a decrease of $6.8 million from the corresponding period in fiscal year 2011. For the three-month period ended December 31, 2011, both the basic and diluted per common share calculation equaled $0.28, based upon a weighted average of 28.5 million and 28.8 million common shares outstanding, as compared to basic and diluted per common share calculation of $0.52 and $0.51, based upon a weighted average of 28.4 million and 29.0 million common shares outstanding for the corresponding period of fiscal year 2011.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2011, were cash and cash equivalents of $106.2 million, short-term investments of $8.7 million, short-term credit lines of $78.7 million and long-term credit lines of $15.6 million.  As of December 31, 2011, $3.7 million was outstanding under the short-term lines of credit and $10.6 million was used for bank guarantees under these lines of credit, leaving $64.4 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $6.1 million, of which $0.3 million was used. Therefore, $70.2 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at December 31, 2011. At such date the entire amount of our long-term lines of credit was fully drawn and $1.6 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At December 31, 2011, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $21.3 million during the three-month period ended December 31, 2011.  Approximately $9.8 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income for the three months ended December 31, 2011, changes in accounts receivable, partially offset by changes in inventories, changes in accounts payable, changes in income taxes payable and in accrued liablilities.

Net cash used in investing activities totaled $25.1 million for the three-month period ended December 31, 2011, and were primarily related to the payment of the deferred purchase price for Corelase Oy, additions to property and equipment and  net purchases of short-term and long-term investments.

Net cash used in financing activities totaled $2.8 million for the three-month period ended December 31, 2011, and was primarily related to repayments to banks, partially offset by borrowings from banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2011, and has not entered into any further material contractual obligations since that date.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements (other than operating leases) or financing arrangements involving variable interest entities.

Currency Exchange Rate Fluctuations

Although we report our Consolidated Financial Statements in U.S. dollars, approximately 62% of our sales have been denominated in other currencies, primarily the Euro, British pound, Swiss francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen and Indian rupee.  Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity.  The accumulated currency translation adjustment component of stockholders' equity represented a gain of $4.0 million at December 31, 2011, as compared to a gain of $13.4 million at September 30, 2011.

Critical Accounting Policies

Our significant accounting policies are more fully described in Part 2, Item 8, Note 1 of our consolidated financial statements in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2011.  Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.

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

Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2011, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

Name	Number of Shares of Common Stock Beneficially Owned	Total Number of Stock Options Owned at December 31, 2011	Number of Exercisable Stock Options Owned at December 31, 2011
Peter Wirth	12,600	125,000	119,000
Gunther Braun	6,000	640,000	482,000
Carl F. Baasel	152,000	--	--
Ralph E. Reins (1)	27,000	--	--
Gary K. Willis (1)	39,000	--	--
Daniel Smoke (1)	35,000	--	--
Stephan Fantone (1)	10,000	--	--

 (1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended December 31, 2011, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At December 31, 2011, the Company maintained cash equivalents and short-term investments of $17.6 million, consisting mainly of interest bearing securities and demand deposits.  If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At December 31, 2011, the Company had $3.7 million of variable rate debt on which the interest rate is reset every three months, $5.5 million of variable rate debt on which the interest rate is reset every six months, $2.6 million of variable rate debt on which the interest rate is reset every year and $7.5 million of fixed rate debt.

Maturities of this debt are as follows:

2012	5.3 million
2013	8.4 million
2014	1.8 million
2015	1.1 million
2016	2.7 million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amounts of Euro 2.8 million and Swiss francs 4.5 million (equivalent to $3.7 million and $4.8 million, respectively, based on the exchange rates at December 31, 2011), to minimize the interest expenses on short-term and long-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At December 31, 2011, the Company held Japanese yen forward exchange options with notional amount of Euro 0.3 million and Japanese yen forward exchange options with notional amount of $0.1 million, and a Singapore dollar knock-out forward contract with notional amounts of $1.8 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to a loss of $0.2 million.

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

Item 1A.   Risk Factors

For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2011.  See also, "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Removed and Reserved

Item 5.   Other Information

None

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

Rofin-Sinar Technologies Inc.
(Registrant)

Date: February 9, 2012	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer