Form 10-Q
period 2012-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2012-05-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

28,546,159 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 8, 2012.

PART I.  ITEM 1.  FINANCIAL INFORMATION
Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	March 31,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$98,960	$127,412
Short-term investments (Note 4)	6,490	2,964
Accounts receivable, net of allowance for doubtful accounts $2,811 and $3,693, respectively	90,873	119,391
Inventories, net (Note 5)	203,617	188,847
Other current assets and prepaid expenses	28,911	28,655
Total current assets	428,851	467,269
Long-term investments (Notes 4 & 6)	3,400	3,700
Property and equipment, net	73,592	65,554
Goodwill (Note 7)	103,363	90,500
Other intangibles, net (Note 7)	11,492	12,157
Other assets	15,975	14,766
Total assets	$636,673	$653,946

LIABILITIES AND EQUITY
Current liabilities:
Line of credit and short-term borrowings	$4,895	$8,121
Accounts payable, trade	22,708	27,082
Accounts payable to related party	130	311
Income tax payable	4,633	13,849
Accrued liabilities (Note 8)	68,385	84,578
Total current liabilities	100,751	133,941

Long-term debt	13,801	14,742
Pension obligations	18,180	17,549
Other long-term liabilities	8,824	9,097
Total liabilities	141,556	175,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or
outstanding	--	--
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,462,500 shares issued at March 31, 2012 (32,404,100 shares issued at September 30, 2011)	325	324
Additional paid-in capital	220,829	217,896
Retained earnings	409,633	393,523
Accumulated other comprehensive income	7,560	10,446
Treasury shares, at cost, 3,917,341 shares at March 31, 2012 and September 30, 2011	(148,232)	(148,232)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	490,115	473,957
Noncontrolling interest in subsidiaries	5,002	4,660
Total equity	495,117	478,617
Total liabilities and equity	$636,673	$653,946

See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended March 31, 2012 and 2011
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Net sales	$129,434	$136,206	$261,004	$273,338
Cost of goods sold	80,596	81,436	165,221	162,201
Gross profit	48,838	54,770	95,783	111,137

Selling, general, and administrative expenses	26,384	26,053	51,102	51,669
Research and development expenses	10,102	9,502	20,625	18,129
Amortization expense	536	644	1,137	1,286
Income from operations	11,816	18,571	22,919	40,053

Other (income) expense
Interest income	(254)	(162)	(467)	(329)
Interest expense	194	239	357	421
Foreign currency income	(393)	971	(1,237)	774
Other income	(25)	(349)	(222)	(1,083)
Income before income tax	12,294	17,872	24,488	40,270
Income tax expense	4,078	5,074	8,036	12,382
Net income	8,216	12,798	16,452	27,888
Less: Net income attributable to the noncontrolling interest	183	107	342	319
Net income attributable to RSTI	$8,033	$12,691	$16,110	$27,569

Net income attributable to RSTI per share
Per share of Common Stock Basic	$0.28	$0.45	$0.56	$0.97
Per share of Common Stock Diluted	$0.28	$0.43	$0.56	$0.95

Weighted-average shares used in computing earnings per share (Note 11)
Basic	28,531,043	28,463,466	28,519,425	28,419,071
Diluted	28,844,655	29,280,373	28,809,824	29,149,400

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
Six Months Ended March 31, 2012 and 2011
(dollars in thousands)

				Accumulated		Rofin-Sinar	Non-
	Common Stock	Additional Paid-in	Retained	Other Comprehensive	Treasury	Technologies Stockholders’	Controlling Interest in	Total
	Par Value	Capital	Earnings	Income (Loss)	Stock	Equity	Subsidiaries	Equity
BALANCES at September 30, 2010	$320	$205,100	$333,491	$14,399	$(139,453)	$413,857	$3,619	$417,476
Comprehensive income
Fair value of interest swap agreement (net of taxes of $27)	--	--	--	71	--	71	--	71
Defined benefit pension plan:
Net gain or loss arising during period (net of taxes $19)	--	--	--	32	--	32	--	32
Pension adjustment	--	--	--	24	--	24	--	24
Foreign currency translation adjustment	--	--	--	11,910	--	11,910	--	11,910
Net income	--	--	27,569	--	--	27,569	319	27,888
Total comprehensive income (loss)						39,606	319	39,925
Common stock issued in connection with:
Stock incentive plans	3	8,726	--	--	--	8,729	--	8,729
Treasury stock purchases, at cost	--	--	--	--	(8,779)	(8,779)	--	(8,779)
BALANCES at March 31, 2011	$323	$213,826	$361,060	$26,436	$(148,232)	$453,413	$3,938	$457,351

BALANCES at September 30, 2011	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	$4,660	$478,617
Comprehensive income:
Fair value of interest swap agreement (net of taxes of $6)	--	--	--	(16)	--	(16)	--	(16)
Defined benefit pension plan:
Net gain or loss arising during period (net of taxes $43)	--	--	--	74	--	74	--	74
Foreign currency translation adjustment	--	--	--	(2,944)	--	(2,944)		(2,944)
Net income	--	--	16,110	--	--	16,110	342	16,452
Total comprehensive income (loss)						13,224	342	13,566
Common stock issued in connection with:
Stock incentive plans	1	2,933	--	--	--	2,934	--	2,934
BALANCES at March 31, 2012	$325	$220,829	$409,633	$7,560	$(148,232)	$490,115	$5,002	$495,117

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2012 and 2011
(dollars in thousands)

	Six Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,452	$27,888
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	6,832	6,287
Stock-based compensation expenses	2,443	2,703
Other adjustments	(117)	(775)
Change in operating assets and liabilities:
Accounts receivable, trade	28,200	(3,352)
Inventories	(15,800)	(19,256)
Accounts payable	(4,281)	879
Changes in other operating assets and liabilities	(27,281)	9,064
Net cash provided by(used in) operating activities	6,448	23,438
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	91	247
Additions to property and equipment	(12,977)	(5,727)
Purchases of short-term investments	(6,413)	(3,035)
Sales of short-term and long-term investments	3,304	3,267
Acquisition of businesses, net of cash acquired	(13,413)	(11,286)
Net cash provided by (used in) investing activities	(29,408)	(16,534)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from banks	2,935	2,020
Repayments to banks	(6,722)	(6,901)
Purchase of treasury stock	--	(8,779)
Issuance of common stock	268	5,579
Excess tax benefit from stock options	--	136
Net cash provided by (used in) financing activities	(3,519)	(7,945)
Effect of foreign currency translation on cash	(1,973)	3,129
Net increase (decrease) in cash and cash equivalents	(28,452)	2,088
Cash and cash equivalents at beginning of period	127,412	110,628
Cash and cash equivalents at end of period	$98,960	$112,716

Cash paid for interest	$285	$190
Cash paid for taxes	$18,336	$11,019

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

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosure about fair value measurements. This guidance became effective for the Company's second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal 2013 for the Company), and early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Acquisitions

On each of October 26, 2011 and March 12, 2012, the Company purchased an additional 5% of the share capital of m2k-laser GmbH through Rofin-Sinar Laser GmbH under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result of those share purchases, the Company currently holds 90% of the share capital of m2k-laser GmbH.

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland).  Corelase Oy has considerable experience in semiconductors, optics, and fiber technology.  Its product lines include ultra short pulse mode-locked fiber laser systems, fiber laser modules, and other components.  The terms of the purchase included payment of a deferred purchase price based on Corelase Oy achieving certain financial targets.  During the six months ended March 31, 2012, the Company finalized and paid the deferred purchase price.  This payment resulted in additional goodwill of approximately $13.4 million.

4.	Fair Value Measurements

The Company’s cash, short-term and long-term investments, accounts receivable, and accrued liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s notes payable bear interest at variable interest rates that approximate market.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

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

●	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

March 31, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$98,960	$98,960	$--	$--
Short-term investments	6,490	6,490	--	--
Derivatives	(236)	--	(236)	--
Non-current auction rate securities	3,400	--	--	3,400
Total assets and liabilities at fair value	$108,614	$105,450	$(236)	$3,400

September 30, 2011	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$127,412	$127,412	$--	$--
Short-term investments	2,964	2,964	--	--
Derivatives	(382)	--	(382)	--
Non-current auction rate securities	3,700	--	--	3,700
Total assets and liabilities at fair value	$133,694	$130,376	$(382)	$3,700

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2011	$3,700
Settlements	(300)
December 31, 2011	3,400
Settlements	--
March 31, 2012	$3,400

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	March 31,	September 30,
	2012	2011
Finished goods	$30,459	$26,350
Work in progress	53,498	51,006
Raw materials and supplies	67,859	66,777
Demo inventory	19,845	16,392
Service parts	31,956	28,322
Total inventories	$203,617	$188,847

Net inventory is net of provisions for excess and obsolete inventory of $25,323 and $25,292 at March 31, 2012, and September 30, 2011, respectively.

6.	Long-Term Investments

Long-term investments represent auction rate securities which are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35 or 49 days.  The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Through sales, the Company reduced its holdings of auction rate securities to approximately $3.4 million at March 31, 2012.  All sales were settled, for cash, at par value.  At March 31, 2012, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  The Company has historically used a discounted cash flow model to determine the fair market value of these investments.  This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods.  As a result, the Company concluded that the par value of these investments approximates fair market value.  Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six-month period ended March 31, 2012, are as follows:

	German	United States	Rest of World	Total
Balance as of September 30, 2011	$43,514	$13,284	$33,702	$90,500
Additional goodwill from acquisitions	--	--	13,413	13,413
Currency translation differences	(482)	(36)	(32)	(550)
Balance as of March 31, 2012	$43,032	$13,248	$47,083	$103,363

The carrying values of other intangible assets are as follows:

	March 31, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,563	$7,273	$10,627	$6,715
Customer base	19,010	15,453	19,142	15,409
Other	19,906	15,261	20,119	15,607
Total	$49,479	$37,987	$49,888	$37,731

Amortization expense for the six-month periods ended March 31, 2012 and 2011, was $1.1 million and $1.3 million, respectively.   At March 31, 2012, estimated amortization expense for the remainder of fiscal year 2012 and the next five fiscal years based on the average exchange rates as of March 31, 2012, is as follows:

2012 (remainder)	1.2 million
2013	2.3 million
2014	2.3 million
2015	2.1 million
2016	1.7 million
2017	1.5 million

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31,	September 30,
	2012	2011
Employee compensation	$18,118	$25,920
Warranty reserves	13,072	13,197
Other taxes payable	379	233
Customer deposits	17,839	23,647
Other	18,977	21,581
Total accrued liabilities	$68,385	$84,578

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of March 31, 2012, the Company's gross unrecognized tax benefits totaled $0.4 million which includes approximately $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2005. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for years before 2009.

10.	Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized.  The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The change in warranty reserves for the six-month periods ended March 31, 2012 and 2011, are as follows:

	2012	2011
Balance at September 30,	$13,197	$10,417
Additional accruals for warranties during the period	1,249	3,141
Usage during the period	(1,263)	(1,895)
Currency translation	(111)	363
Balance at March 31,	$13,072	$12,026

11.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2011 or through the first six months of fiscal year 2012.  Non-qualified stock options were granted to officers and other key employees in the second quarter of fiscal year 2012.  During the three-month period ended December 31, 2011, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options to other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  The following assumptions were used in these calculations:

	Fiscal Year 2012 Grants	Fiscal Year 2011 Grants
Weighted average grant date fair value	$11.09	$15.48
Expected life	5 Years	5 Years
Volatility	46.11%	46.12%
Risk-free interest rate	1.22%	2.01%
Dividend yield	0%	0%

The Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of outstanding options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the six-month period ended March 31, 2012, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2011	2,847,450	$25	2/7	5.83
Granted	357,000	$25	15/16
Exercised	(46,400)	$5	6/8
Forfeited	(15,200)	$22	5/8
Outstanding at March 31, 2012	3,142,850	$25	3/4	5.93	$10.7

Exercisable at March 31, 2012	2,213,900	$25	1/10	4.78	$8.5

As of March 31, 2012, there was $11.9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.71 years.

During the three and six-month periods ended March 31, 2012 and 2011, the following activity occurred under the Incentive Stock Plan:

	(in millions)		(in millions)
	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Total intrinsic value of stock
options exercised	$0.5	$2.9	$0.9	$6.6

Cash received from stock option exercises for the six-month periods ended March 31, 2012 and 2011, was $0.3 and $5.6 million, respectively.

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income available to RSTI common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Weighted number of shares for basic earnings per common share	28,531,043	28,463,466	28,519,425	28,419,071
Potential additional shares due to outstanding dilutive stock options	313,612	816,907	290,399	730,329
Weighted number of shares for diluted earnings per common share	28,844,655	29,280,373	28,809,824	29,149,400

The weighted average diluted shares outstanding for the six-month periods ended March 31, 2012 and 2011, excludes the dilutive effect of approximately 2.1 million and 0.5 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and six-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Service cost	194	$201	388	$399
Interest cost	323	306	647	607
Expected return on plan assets	(131)	(127)	(261)	(254)
Amortization of prior net loss	58	25	117	51
Net periodic pension cost	$444	$405	$891	$803

14.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	March 31, 2012	September 30, 2011
ASSETS
North America	$240,178	$222,677
Germany	412,349	428,561
Other	286,174	287,187
Intercompany eliminations	(302,028)	(284,479)
	$636,673	$653,946

PROPERTY AND EQUIPMENT, NET
North America	$13,433	$12,197
Germany	44,486	38,968
Other	15,761	14,423
Intercompany eliminations	(88)	(34)
	$73,592	$65,554

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
NET SALES
North America	$40,061	$37,733	$82,053	$79,573
Germany	87,935	99,753	173,411	197,293
Other	54,733	51,865	106,216	103,586
Intercompany eliminations	(53,295)	(53,145)	(100,676)	(107,114)
	$129,434	$136,206	$261,004	$273,338

INTERCOMPANY SALES
North America	$2,991	$3,120	$5,995	$6,896
Germany	38,929	38,863	71,357	76,817
Other	11,375	11,162	23,324	23,401
Intercompany eliminations	(53,295)	(53,145)	(100,676)	(107,114)
	$--	$--	$--	$--

EXTERNAL SALES
North America	$37,070	$34,614	$76,058	$72,678
Germany	49,006	60,891	102,054	120,476
Other	43,358	40,701	82,892	80,184
	$129,434	$136,206	$261,004	$273,338

INCOME (LOSS) BEFORE INCOME TAX
North America	$2,951	$2,693	$4,785	$6,326
Germany	5,182	15,147	13,302	30,717
Other	4,619	3,015	7,316	7,648
Intercompany eliminations	(458)	(2,983)	(915)	(4,421)
	$12,294	$17,872	$24,488	$40,270

15.	Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Macro applications	$50,910	$55,653	$97,265	$107,016
Marking and micro applications	62,346	66,279	134,921	138,500
Components	16,178	14,274	28,818	27,822
	$129,434	$136,206	$261,004	$273,338

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

During the second quarter of fiscal years 2012 and 2011, we realized approximately 39% and 41% of revenues from the sale and servicing of laser products used for macro applications, approximately 48% and 49%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 13% and 10% from the sale of components.

The weak economic environment which we faced at the end of calendar year 2011 carried over into the early part of 2012, leading to a slow start to our second quarter.  During the quarter, however, we experienced recovered demand from the machine tool industry as well as a solid business in the medical device and solar industries, whereas sales to the electronics industry declined.  We were able to improve gross margins on a sequential basis due to a favorable product mix and improved manufacturing costs. Given the current booking trend with strong order entry in February and March, we are cautiously optimistic that we will have a higher business level in the second half of the current fiscal year.

At March 31, 2012, Rofin-Sinar had 2,162 employees compared to 1,970 employees at March 31, 2011.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	100%	100%	100%	100%
Cost of goods sold	62%	60%	63%	59%
Gross profit	38%	40%	37%	41%
Selling, general and administrative expenses	20%	19%	20%	19%
Research and development expenses	8%	7%	8%	7%
Amortization expenses	0%	1%	0%	1%
Income from operations	9%	14%	9%	15%
Income before income taxes	9%	13%	9%	15%
Net income attributable to RSTI	6%	9%	6%	10%

Net Sales - Net sales of $129.4 million and $261.0 million represent decreases of $6.8 million, or 5%, and $12.3 million, or 5%, for the three  and six-month periods ended March 31, 2012, as compared to the corresponding periods in fiscal year 2011.  The decrease for the three months ended March 31, 2012, resulted from a net sales decrease of $9.9 million, or 9%, in Europe and Asia, partly offset by an increase of $3.1 million, or 12%, in North America, compared to the corresponding period in fiscal year 2011.   The decrease for the six months ended March 31, 2012, compared to the corresponding period in fiscal year 2011, resulted from a net sales decrease of $15.7 million, or 7%, in Europe and Asia, partially offset by an increase of $3.4 million, or 7%, in North America.  The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $1.1 million for the six-month period ended March 31, 2012.

Net sales of laser products for macro applications decreased by $4.8 million, or 9%, to $50.9 million, and by $9.7 million, or 9%, to $97.3 million for the three and six-month periods ended March 31, 2012, as compared to the corresponding periods of fiscal year 2011. The decrease can be mainly attributed to the lower demand for our lasers for macro applications in the machine tool industry, especially in Asia, and the automotive industry.

Net sales of lasers for marking and micro applications decreased by $4.0 million, or 6%, to $62.3 million for the three-month period ended March 31, 2012, mainly due to a decrease in the electronics industry partially offset by stronger revenues from the medical and solar industries.  Net sales for marking and micro applications decreased by $3.6 million, or 3%, to $134.9 million for the six-month period ended March 31, 2012, as compared to the corresponding period in fiscal year 2011, mainly due to lower revenues from the electronics industry.

Revenues for the components business increased by $1.9 million, or 13%, to $16.2 million for the three-month period ended March 31, 2012. Revenues for the six-month period ended March 31, 2012, increased by $1.0 million, or 4%, to $28.8 million as compared to the corresponding period in fiscal year 2011, mainly attributed to higher demand for laser diode and fiber products.

Gross Profit - Our gross profit of $48.8 million and $95.8 million for the three and six-month periods ended March 31, 2012, represents decreases of $6.0 million, or 11%, and  $15.3 million, or 14%, from the corresponding period of fiscal year 2011.  As a percentage of sales, gross profit decreased from 40% to 38% for the three-month period ended March 31, 2012, and from 41% to 37% for the six-month period as compared to the corresponding periods in fiscal year 2011.  The decrease in our gross margin for the three-month period was mainly the result of a higher percentage of lower margin systems business, lower absorption of fixed costs, and a decrease in our spare parts and component business.  In the six-month period ended March 31, 2012, the U.S. dollar strengthening against foreign currencies, primarily against the Euro, had a favorable effect on gross profit of $0.1 million.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $26.4 million and $51.1 million for the three and six-month periods ended March 31, 2012, represent an increase of $0.3 million, or 1%, for the three-month period, and a decrease of $0.6 million, or 1%, for the six-month period, from the corresponding periods of fiscal 2011.  While the increase in the three-month period is due to higher exhibition costs, the decrease in the six-month period in SG&A expenses is mainly a result of the lower commissions and lower allowance for bad debts related to the comparably lower level of business.  In the six-month period ended March 31, 2012, the U.S. dollar strengthened against foreign currencies, primarily against the Euro, had a favorable effect on SG&A of $0.2 million. As a percentage of net sales, SG&A expenses increased from 19% to 20% for both the three and six-month periods ended March 31, 2012, as compared to the comparable prior year periods.

Research and Development - The Company spent net $10.1 million and $20.6 million on research and development ("R&D") during the three and six-month periods ended March 31, 2012, which represents an increase of 6% and 14% as compared to the corresponding periods of the prior year. Gross R&D expenses for the three-month periods ended March 31, 2012 and 2011, were $10.5 million and $10.2 million, respectively, and were reduced by $0.4 million and $0.7 million of government grants during each respective period. Gross R&D expenses for the six-month periods ended March 31, 2012 and 2011, were $21.3 million and $19.3 million, respectively, and were reduced by $0.7 million and $1.2 million of government grants during each respective period. In the six-month period ended March 31, 2012, the U.S. dollar strengthening against foreign currencies, primarily against the Euro, had a favorable effect on R&D of $0.2 million.

Amortization Expense - Amortization expense for the three and six-month periods ended March 31, 2012, amounted to $0.5 million and $1.1 million, respectively.  This represents a decrease of $0.1 million and $0.2 million for the three and six-month periods when compared to the same periods of fiscal year 2011.

Other Income/Expenses - Net other income was $0.5 million for the three-month period ended March 31, 2012, compared to net other expense of $0.7 million in the corresponding period of the prior year.  Net other income of $1.6 million for the six-month period ended March 31, 2012, represents an increase of $1.4 million compared to net other income of $0.2 million the corresponding period of the prior year.  Net interest income, within this category, includes $0.3 million of interest income offset by $0.2 million of interest expense for the three months ended March 31, 2012, and $0.5 million of interest income offset by $0.4 million of interest expense for the six months ended March 31, 2012. The increase in net other income in the three and six-month periods ended March 31, 2012, is primarily due to less exchange losses and higher exchange gains in the current year periods compared to the corresponding periods of last fiscal year.

Income Tax Expense - Income tax expense of $4.1 million and $8.0 million for the three and six-month periods ended March 31, 2012, represents an effective tax rate of 33%  for the three and six-month periods, compared to 28% and 31% for the corresponding periods of the prior year.  The overall effective income tax rate is primarily the result of higher taxable income generated in countries with higher tax rates.  Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.1 million in the six-month period ended March 31, 2012, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $8.0 million and $16.1 million for the three and six-month periods ended March 31, 2012, which represents a decrease of $4.7 million and $11.5 million for the three and six months from the corresponding periods in fiscal year 2011. For the three-month period ended March 31, 2012, the basic and diluted earnings per common share calculation equaled $0.28 based upon a weighted average of 28.5 million and 28.8 million common shares outstanding, as compared to basic and diluted earnings per common share calculation of $0.45 and $0.43, based upon a weighted average of 28.5 million and 29.3 million common shares outstanding for the corresponding periods last fiscal year.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2012, were cash and cash equivalents of $99.0 million, short-term investments of $6.5 million, short-term credit lines of $79.0 million and long-term credit lines of $15.4 million.  As of March 31, 2012, $3.3 million was outstanding under the short-term lines of credit and $8.3 million was used for bank guarantees under these lines of credit, leaving $67.4 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $6.2 million, of which $0.4 million was used. Therefore, $73.2 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at March 31, 2012. At such date the entire amount of our long-term lines of credit was fully drawn and $1.6 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At March 31, 2012, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $28.5 million during the six-month period ended March 31, 2012.  Approximately $6.4 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income for the six months ended March 31, 2012, changes in accounts receivable, partially offset by changes in other operating assets and liabilities, changes in inventories and changes in accounts payable.

Net cash used in investing activities totaled $29.4 million for the six-month period ended March 31, 2012, and was primarily related to the payment of the deferred purchase price for Corelase Oy, additions to property and equipment and  net purchases of short-term and long-term investments.

Net cash used in financing activities totaled $3.5 million for the six-month period ended March 31, 2012, and was primarily related to repayments to banks, partially offset by borrowings from banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of March 31, 2012, $82.6 million of the total $105.5 million of cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance ($22.9 million) held by our US subsidiaries.  As of that date, the entirety of our indebtedness to banks ($18.7 million) was owed by our non-US subsidiaries.  We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities.  In addition, the US Company has $20 million in available and unused lines of credit at March 31, 2012. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, approximately 63% of our sales have been denominated in other currencies, primarily the Euro, British pound sterling, Swiss francs, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen, and Indian rupee.  Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce the Company's exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity.  The accumulated currency translation adjustment component of stockholders' equity represented a gain of $10.4 million at March 31, 2012, as compared to a gain of $13.4 million at September 30, 2011.

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

Ownership of Common Stock By Directors

The following table sets forth information as of March 31, 2012, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

Name	Number of Shares of Common Stock Beneficially Owned	Total Number of Stock Options Owned at March 31, 2012	Number of Exercisable Stock Options Owned at March 31, 2012
Peter Wirth	12,600	125,000	124,000
Gunther Braun	6,000	690,000	552,000
Carl F. Baasel	152,000	--	--
Ralph E. Reins (1)	27,000	--	--
Gary K. Willis (1)	39,000	--	--
Daniel Smoke (1)	35,000	--	--
Stephan Fantone (1)	10,000	--	--

 (1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2012, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At March 31, 2012, the Company maintained cash equivalents and short-term investments of $105.5 million, consisting mainly of interest bearing securities and demand deposits.  If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At March 31, 2012, the Company had $3.5 million of variable rate debt on which the interest rate is reset every three months, $5.4 million of variable rate debt on which the interest rate is reset every six months, $2.4 million of variable rate debt on which the interest rate is reset every year and $7.4 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2012	4.0 million
2013	9.2 million
2014	1.9 million
2015	0.8 million
2016	2.8 million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amounts of Euro 2.6 million and Swiss francs 4.3 million (equivalent to $3.5 million and $4.7 million, respectively, based on the exchange rates at March 31, 2012), to minimize the interest expenses on short-term and long-term debt by swapping from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At March 31, 2012, the Company held Japanese yen forward exchange options with notional amount of Euro 1.2 million, and a Singapore dollar knock-out forward contract with notional amounts of $0.9 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to a loss of $0.1 million.

Item 4.  Controls and Procedures

As of the end of the quarterly period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Company (collectively, the "certifying officers") have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended).  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the "Commission") is recorded, processed, summarized, and reported within the time periods specified by the Commission's rules and forms, and that the information is communicated to the certifying officers on a timely basis.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has been and is likely to be involved from time to time in litigation involving its intellectual property and routine litigation arising in the ordinary course of business.

A licensor of patents covering the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement.  In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement.  Following discussions with the licensor in order to resolve these disagreements, the parties have reached an agreement in principle that an independent auditor should be appointed to review the calculations made by the Company in connection with the royalties it has paid in the past. To date the audit has not commenced. In February 2008, the Company contacted the licensor in writing in order to proceed with the appointment of an independent auditor and agree on parameters to apply to the conduct of the audit and a response from the licensor was received in January 2009. Through additional correspondence exchanged in March 2009, the Company and the licensor are in the process of selecting a mutually agreeable independent auditor. Management believes that it will achieve a resolution of this matter that will not have a material adverse impact on the Company's financial condition or results of operations or cash flows. The patents, and therefore the license rights, have expired and there are no further license fees to be calculated and paid.

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

Rofin-Sinar Technologies Inc.
(Registrant)

Date: May 9, 2012	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer