Form 10-Q
period 2012-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2012-08-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] / No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted in its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X ] / No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer", "accelerated filer" and "Smaller Reporting Company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X]    Accelerated filer  [  ]
Non-accelerated filer   [   ]   Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] / No [X]

28,546,959 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 8, 2012.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	June 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$92,974	$127,412
Short-term investments (Note 4)	4,011	2,964
Accounts receivable, net of allowance for doubtful accounts $2,950 and $3,693, respectively	95,383	119,391
Inventories, net (Note 5)	204,641	188,847
Other current assets and prepaid expenses	28,698	28,655
Total current assets	425,707	467,269
Long-term investments (Notes 4 & 6)	3,200	3,700
Property and equipment, net	74,521	65,554
Goodwill (Note 7)	100,256	90,500
Other intangibles, net (Note 7)	10,733	12,157
Other assets	16,606	14,766
Total assets	$631,023	$653,946

LIABILITIES AND EQUITY
Current liabilities:
Line of credit and short-term borrowings	$10,244	$8,121
Accounts payable, trade	26,588	27,082
Accounts payable to related party	131	311
Income tax payable	6,458	13,849
Accrued liabilities (Note 8)	66,157	84,578
Total current liabilities	109,578	133,941

Long-term debt	6,199	14,742
Pension obligations	17,357	17,549
Other long-term liabilities	8,944	9,097
Total liabilities	142,078	175,329

Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or
outstanding	--	--
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,464,300 shares issued at June 30, 2012 (32,404,100 shares issued at September 30, 2011)	325	324
Additional paid-in capital	221,862	217,896
Retained earnings	417,989	393,523
Accumulated other comprehensive (loss) income	(8,245)	10,446
Treasury shares, at cost, 3,917,341 shares at June 30, 2012 and September 30, 2011	(148,232)	(148,232)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	483,699	473,957
Noncontrolling interest in subsidiaries	5,246	4,660
Total equity	488,945	478,617
Total liabilities and equity	$631,023	$653,946

See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended June 30, 2012 and 2011
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Net sales	$131,657	$154,911	$392,661	$428,249
Cost of goods sold	82,312	94,243	247,533	256,444
Gross profit	49,345	60,668	145,128	171,805

Selling, general, and administrative expenses	25,303	28,731	76,405	80,399
Research and development expenses	11,477	9,499	32,102	27,628
Amortization expense	525	669	1,662	1,956
Income from operations	12,040	21,769	34,959	61,822

Other (income) expense
Interest income	(132)	(123)	(599)	(452)
Interest expense	150	92	507	513
Foreign currency income	(893)	(78)	(2,130)	696
Other income	(259)	(315)	(481)	(1,397)
Income before income tax	13,174	22,193	37,662	62,462
Income tax expense	4,574	6,669	12,610	19,051
Net income	8,600	15,524	25,052	43,411
Less: Net income attributable to the noncontrolling interest	244	276	586	594
Net income attributable to RSTI	$8,356	$15,248	$24,466	$42,817

Net income attributable to RSTI per share
Per share of Common Stock Basic	$0.29	$0.54	$0.86	$1.51
Per share of Common Stock Diluted	$0.29	$0.52	$0.85	$1.47

Weighted-average shares used in computing earnings per share (Note 11)
Basic	28,545,891	28,448,668	28,528,247	28,428,686
Diluted	28,766,654	29,192,816	28,797,880	29,186,816

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Income (Unaudited)
Nine Months Ended June 30, 2012 and 2011
(dollars in thousands)

				Accumulated		Rofin-Sinar	Non-Controlling
	Common Stock	Additional Paid-in	Retained	Other Comprehensive	Treasury	Technologies Stockholders’	Interest In	Total
	Par Value	Capital	Earnings	Income (Loss)	Stock	Equity	Subsidiaries	Equity
BALANCES at September 30, 2010	$320	$205,100	$333,491	$14,399	$(139,453)	$413,857	$3,619	$417,476
Comprehensive income
Fair value of interest swap agreement (net of taxes of $8)	--	--	--	(46)	--	(46)	--	(46)
Defined benefit pension plan: Net gain or loss arising during period (net of taxes $28)	--	--	--	48	--	48	--	48
Pension adjustment	--	--	--	24	--	24	--	24
Foreign currency translation adjustment	--	--	--	19,204	--	19,204	--	19,204
Net income	--	--	42,817	--	--	42,817	594	43,411
Total comprehensive income (loss)						62,047	594	62,641
Common stock issued in connection with:
Stock incentive plans	4	11,339	--	--	--	11,343	--	11,343
Treasury stock purchases, at cost	--	--	--	--	(8,779)	(8,779)	--	(8,779)
BALANCES at June 30, 2011	$324	$216,439	$376,308	$33,629	$(148,232)	$478,468	$4,213	$482,681

BALANCES at September 30, 2011	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	$4,660	$478,617
Comprehensive income:
Fair value of interest swap agreement (net of taxes of $10)	--	--	--	(30)	--	(30)	--	(30)
Defined benefit pension plan: Net gain or loss arising during period (net of taxes $65)	--	--	--	110	--	110	--	110
Foreign currency translation adjustment	--	--	--	(18,771)	--	(18,771)		(18,771)
Net income	--	--	24,466	--	--	24,466	586	25,052
Total comprehensive income (loss)						5,775	586	6,361
Common stock issued in connection with:
Stock incentive plans	1	3,966	--	--	--	3,967	--	3,967
BALANCES at June 30, 2012	$325	$221,862	$417,989	$(8,245)	$(148,232)	$483,699	$5,246	$488,945

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2012 and 2011
(dollars in thousands)

	Nine Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,052	$43,411
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	10,238	9,692
Stock-based compensation expenses	3,449	3,946
Other adjustments	(2,347)	(2,215)
Change in operating assets and liabilities:
Accounts receivable, trade	20,106	(7,987)
Inventories	(24,277)	(28,846)
Accounts payable	505	603
Changes in other operating assets and liabilities	(25,013)	13,536
Net cash provided by (used in) operating activities	7,713	32,140
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	112	281
Additions to property and equipment	(20,094)	(15,215)
Purchases of short-term investments	(6,412)	(3,306)
Sales of short-term and long-term investments	5,877	9,664
Acquisition of businesses, net of cash acquired	(13,413)	(11,161)
Net cash provided by (used in) investing activities	(33,930)	(19,737)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from banks	4,519	4,915
Repayments to banks	(9,833)	(8,667)
Purchase of treasury stock	--	(8,779)
Issuance of common stock	295	6,950
Excess tax benefit from stock options	--	136
Net cash provided by (used in) financing activities	(5,019)	(5,445)
Effect of foreign currency translation on cash	(3,202)	4,478
Net increase (decrease) in cash and cash equivalents	(34,438)	11,436
Cash and cash equivalents at beginning of period	127,412	110,628
Cash and cash equivalents at end of period	$92,974	$122,064

Cash paid for interest	$344	$343
Cash paid for taxes	$21,043	$16,831

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under this guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. Otherwise, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The entity also has the option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal 2013 for the Company), and early adoption is permitted. Adoption of ASU 2012-02 is not expected to have a material impact on the Company’s financial statements.

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

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosure about fair value measurements. This guidance became effective for the Company’s second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

On each of October 26, 2011, and March 12, 2012, the Company purchased an additional 5% of the share capital of m2k-laser GmbH through Rofin-Sinar Laser GmbH under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result of those share purchases, the Company currently holds 90% of the share capital of m2k-laser GmbH.

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

The Company’s cash, short-term investments, accounts receivable, and accrued liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s notes payable bear interest at variable interest rates that approximate market.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

June 30, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$92,974	$92,974	$--	$--
Short-term investments	4,011	4,011	--	--
Derivatives	(269)	--	(269)	--
Non-current auction rate securities	3,200	--	--	3,200
Total assets and liabilities at fair value	$99,916	$96,985	$(269)	$3,200

September 30, 2011	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$127,412	$127,412	$--	$--
Short-term investments	2,964	2,964	--	--
Derivatives	(382)	--	(382)	--
Non-current auction rate securities	3,700	--	--	3,700
Total assets and liabilities at fair value	$133,694	$130,376	$(382)	$3,700

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2011	$3,700
Settlements	(300)
December 31, 2011	3,400
Settlements	--
March 31, 2012	3,400
Settlements	(200)
June 30, 2012	$3,200

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	June 30,	September 30,
	2012	2011
Finished goods	$31,682	$26,350
Work in progress	50,774	51,006
Raw materials and supplies	69,462	66,777
Demo inventory	20,091	16,392
Service parts	32,632	28,322
Total inventories	$204,641	$188,847

Net inventory is net of provisions for excess and obsolete inventory of $26,074 and $25,292 at June 30, 2012, and September 30, 2011, respectively.

6.	Long-Term Investments

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $3.2 million at June 30, 2012.  All sales were settled, for cash, at par value.  At June 30, 2012, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  The Company has historically used a discounted cash flow model to determine the fair market value of these investments.  This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods.  As a result, the Company concluded that the par value of these investments approximates fair market value.  Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine-month period ended June 30, 2012, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2011	$43,514	$13,284	$33,702	$90,500
Additional goodwill from acquisitions	--	--	13,413	13,413
Currency translation differences	(2,500)	(188)	(969)	(3,657)
Balance as of June 30, 2012	$41,014	$13,096	$46,146	$100,256

The carrying values of other intangible assets are as follows:

	June 30, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,243	$7,025	$10,627	$6,715
Customer base	18,440	15,376	19,142	15,409
Other	19,440	14,989	20,119	15,607
Total	$48,123	$37,390	$49,888	$37,731

Amortization expense for the nine-month periods ended June 30, 2012 and 2011, was $1.7 million and $2.0 million, respectively. At June 30, 2012, estimated amortization expense for the remainder of fiscal year 2012 and the next five fiscal years based on the average exchange rates as of June 30, 2012, is as follows:

2012 (remainder)	0.6 million
2013	2.3 million
2014	2.3 million
2015	2.1 million
2016	1.7 million
2017	1.5 million

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30,	September 30,
	2012	2011
Employee compensation	$19,104	$25,920
Warranty reserves	12,210	13,197
Other taxes payable	363	233
Customer deposits	16,241	23,647
Other	18,239	21,581
Total accrued liabilities	$66,157	$84,578

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of June 30, 2012, the Company's gross unrecognized tax benefits totaled $0.4 million which includes approximately $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The change in warranty reserves for the nine-month periods ended June 30, 2012 and 2011 are as follows:

	2012	2011
Balance at September 30,	$13,197	$10,417
Additional accruals for warranties during the period	1,474	5,683
Usage during the period	(1,827)	(3,654)
Currency translation	(634)	610
Balance at June 30,	$12,210	$13,056

11.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2011 or through the first nine months of fiscal year 2012.  Non-qualified stock options were granted to officers and other key employees in the second quarter of fiscal year 2012.  During the three-month period ended December 31, 2011, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options to other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

The balance of outstanding stock options and all options activity at and for the nine-month period ended June 30, 2012, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2011	2,847,450	$25	2/7	5.83
Granted	357,000	$25	15/16
Exercised	(48,200)	$6	1/8
Forfeited	(15,200)	$22	5/8
Outstanding at June 30, 2012	3,141,050	$25	3/4	5.68	$3.3

Exercisable at June 30, 2012	2,212,100	$25	1/10	4.52	$2.9

As of June 30, 2012, there was $10.8 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted-average period of 3.53 years.

During the three and nine-month periods ended June 30, 2012 and 2011, the following activity occurred under the Incentive Stock Plan:

	(in millions)		(in millions)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Total intrinsic value of stock
options exercised	$0.0	$1.1	$0.9	$7.7

Cash received from stock option exercises for the nine-month periods ended June 30, 2012 and 2011, was $0.3 and $6.95 million, respectively.

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income available to RSTI common stockholders by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Weighted number of shares for basic earnings per common share	28,545,891	28,448,668	28,528,247	28,428,686
Potential additional shares due to outstanding dilutive stock options	220,763	744,148	269,633	758,130
Weighted number of shares for diluted earnings per common share	28,766,654	29,192,816	28,797,880	29,186,816

The weighted average diluted shares outstanding for the nine-month periods ended June 30, 2012 and 2011, excludes the dilutive effect of approximately 2.2 million and 0.5 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and nine-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Service cost	190	$206	578	$605
Interest cost	315	314	962	921
Expected return on plan assets	(130)	(129)	(392)	(383)
Amortization of prior net loss	58	26	175	77
Net periodic pension cost	$433	$417	$1,323	$1,220

14.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	June 30, 2012	September 30, 2011
ASSETS
North America	$245,960	$222,677
Germany	407,955	428,561
Other	284,150	287,187
Intercompany eliminations	(307,042)	(284,479)
	$631,023	$653,946

	June 30, 2012	September 30, 2011
PROPERTY AND EQUIPMENT, NET
North America	$15,962	$12,197
Germany	43,544	38,968
Other	15,189	14,423
Intercompany eliminations	(174)	(34)
	$74,521	$65,554

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
NET SALES
North America	$44,416	$41,723	$126,469	$121,296
Germany	89,769	113,415	263,180	310,708
Other	54,816	59,927	161,032	163,513
Intercompany eliminations	(57,344)	(60,154)	(158,020)	(167,268)
	$131,657	$154,911	$392,661	$428,249
INTERCOMPANY SALES
North America	$3,200	$3,424	$9,195	$10,320
Germany	37,873	42,763	109,230	119,580
Other	16,271	13,967	39,595	37,368
Intercompany eliminations	(57,344)	(60,154)	(158,020)	(167,268)
	$--	$--	$--	$--
EXTERNAL SALES
North America	$41,217	$38,298	$117,275	$110,976
Germany	51,896	70,652	153,950	191,128
Other	38,544	45,961	121,436	126,145
	$131,657	$154,911	$392,661	$428,249
INCOME (LOSS) BEFORE INCOME TAX
North America	$1,900	$2,118	$6,685	$8,444
Germany	7,091	15,476	20,393	46,193
Other	5,434	5,198	12,750	12,846
Intercompany eliminations	(1,251)	(599)	(2,166)	(5,021)
	$13,174	$22,193	$37,662	$62,462

15.	Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Macro applications	$52,959	$63,078	$150,224	$170,094
Marking and micro applications	61,914	76,780	196,836	215,279
Components	16,784	15,053	45,601	42,876
	$131,657	$154,911	$392,661	$428,249

16.  Subsequent Event

On August 1, 2012, the Board of Directors authorized the Company to initiate a share buyback of up to $20.0 million of the Company's Common Stock over the next twelve months ending August 10, 2013, subject to market conditions.  The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion.

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

During the third quarter of fiscal years 2012 and 2011, we realized approximately 40% and 41% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 47% and 49%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 13% and 10%, respectively, from the sale of components.

The quarterly results reflect the current global industrial economic environment for conventional laser technologies. The industrial material processing business continues to be influenced by the European debt crisis and the slower pace of GDP growth, mainly in China. The encouraging statements that we received from the Chinese machine tool industry in the spring time did not translate into substantially improved orders during the quarter. The automotive and semiconductor industries performed very well, while we experienced a lower level of activities in the solar industry. Despite the economic pressures, we are satisfied with our overall quarterly financial results, which were in line with our expectations. The global markets continue to be challenging and the currency translation into US dollars will put further pressure on order entry and sales figures in the coming quarters as the US dollar strengthens. However, we believe that our solid backlog, combined with ongoing sales activities and focused efforts in the Asian markets will help us to deliver reasonable fourth quarter results.

At June 30, 2012, Rofin-Sinar had 2,204 employees compared to 2,059 employees at June 30, 2011.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	100%	100%	100%	100%
Cost of goods sold	63%	61%	63%	60%
Gross profit	37%	39%	37%	40%
Selling, general and administrative expenses	19%	19%	20%	19%
Research and development expenses	9%	6%	8%	6%
Amortization expenses	0%	0%	0%	1%
Income from operations	9%	14%	9%	14%
Income before income taxes	10%	14%	10%	15%
Net income attributable to RSTI	6%	10%	6%	10%

Net Sales - Net sales of $131.7 million and $392.7 million represent decreases of $23.3 million, or 15%, and $35.6 million, or 8%, for the three and nine-month periods ended June 30, 2012, as compared to the corresponding periods in fiscal year 2011.  The decrease for the three months ended June 30, 2012, resulted from a net sales decrease of $28.1 million, or 22%, in Europe and Asia, partly offset by an increase of $4.8 million, or 18%, in North America, compared to the corresponding period in fiscal year 2011.   The decrease for the nine months ended June 30, 2012, compared to the corresponding period in fiscal year 2011, resulted from a net sales decrease of $43.8 million, or 13%, in Europe and Asia, partially offset by an increase of $8.2 million, or 10%, in North America.  The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $10.0 million for the nine-month period ended June 30, 2012.

Net sales of laser products for macro applications decreased by $10.1 million, or 16%, to $53.0 million, and by $19.9 million, or 12%, to $150.2 million for the three and nine-month periods ended June 30, 2012, as compared to the corresponding periods of fiscal year 2011. The decrease can be mainly attributed to the lower demand for our lasers for macro applications in the machine tool industry, especially in Asia, and the automotive industry.

Net sales of lasers for marking and micro applications decreased by $14.9 million, or 19%, to $61.9 million for the three-month period ended June 30, 2012, mainly due to a decrease in the electronics and solar industry partially offset by stronger revenues from the flexible packaging  and semiconductor industries.  Net sales for marking and micro applications decreased by $18.4 million, or 9%, to $196.9 million for the nine-month period ended June 30, 2012, as compared to the corresponding period in fiscal year 2011, mainly due to lower revenues from the electronics industry.

Revenues for the components business increased by $1.7 million, or 11%, to $16.8 million for the three-month period ended June 30, 2012. Revenues for the nine-month period ended June 30, 2012, increased by $2.7 million, or 6%, to $45.6 million as compared to the corresponding period in fiscal year 2011, mainly attributed to higher demand for laser diode and fiber products.

Gross Profit - Our gross profit of $49.3 million and $145.1 million for the three and nine-month periods ended June 30, 2012, represents decreases of $11.3 million, or 19%, and $26.7 million, or 16%, from the corresponding periods of fiscal year 2011.  As a percentage of sales, gross profit decreased from 39% to 37% for the three-month period ended June 30, 2012, and from 40% to 37% for the nine-month period as compared to the corresponding periods in fiscal year 2011.  The decrease in our gross margin for the three and nine-month periods was mainly the result of the lower absorption of fixed costs, due to the comparably lower level of business, an unfavorable product mix and lower services and spare parts revenue.  In the nine-month period ended June 30, 2012, the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, had an unfavorable effect on gross profit of $1.5 million.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $25.3 million and $76.4 million for the three and nine-month periods ended June 30, 2012, represent a decrease of $3.4 million, or 12%, for the three-month period, and a decrease of $4.0 million, or 5%, for the nine-month period, from the corresponding periods of fiscal 2011. The decreases in the three and nine-month periods are due to lower exhibition costs, and lower commissions related to the comparably lower level of business.  In the nine-month period ended June 30, 2012, the U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had a favorable effect on SG&A of $2.0 million. As a percentage of net sales, SG&A expenses remained stable at 19% for the three-month period ended June 30, 2012,  and increased from 19% to 20% for the nine-month period ended June 30, 2012,  as compared to the comparable prior year periods.

Research and Development - The Company spent net $11.5 million and $32.1 million on research and development ("R&D") during the three and nine-month periods ended June 30, 2012, which represents an increase of 21% and 16% as compared to the corresponding periods of the prior year. Gross R&D expenses for the three-month periods ended June 30, 2012 and 2011, were $11.8 million and $10.0 million, respectively, and were reduced by $0.3 million and $0.5 million of government grants during each respective period. Gross R&D expenses for the nine-month periods ended June 30, 2012 and 2011, were $33.2 million and $29.4 million, respectively, and were reduced by $1.1 million and $1.8 million of government grants during each respective period. In the nine-month period ended June 30, 2012, the U.S. dollar strengthening against foreign currencies, primarily against the Euro, which had a favorable effect on R&D of $1.3 million.

Amortization Expense - Amortization expense for the three and nine-month periods ended June 30, 2012, amounted to $0.5 million and $1.7 million, respectively.  This represents a decrease of $0.2 million and $0.3 million for the three and nine-month periods when compared to the same periods of fiscal year 2011.

Other Income/Expenses - Net other income was $1.1 million for the three-month period ended June 30, 2012, compared to $0.4 million in the corresponding period of the prior year.  Net other income of $2.7 million for the nine-month period ended June 30, 2012, represents an increase of $2.1 million compared to net other income of $0.6 million the corresponding period of the prior year.  Net interest income, within this category, includes $0.1 million of interest income offset by $0.1 million of interest expense for the three months ended June 30, 2012, and $0.6 million of interest income offset by $0.5 million of interest expense for the nine months ended June 30, 2012. The increases in net other income in the three and nine-month periods ended June 30, 2012, are mainly due to less exchange losses in the current year periods compared to the corresponding periods of last fiscal year.

Income Tax Expense - Income tax expense of $4.6 million and $12.6 million for the three and nine-month periods ended June 30, 2012, represents an effective tax rate of 35% and 33% for the three and nine-month periods, respectively, compared to 30% and 31% for the corresponding periods of the prior year.  The overall effective income tax rate is primarily the result of higher taxable income generated in countries with higher tax rates and additional taxes for the one time repatriation of earnings.  Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.4 million in the nine-month period ended June 30, 2012, due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

Net Income attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $8.4 million and $24.5 million for the three and nine-month periods ended June 30, 2012, which represents a decrease of $6.9 million and $18.4 million for the three and nine months from the corresponding periods in fiscal year 2011. For the three-month period ended June 30, 2012, the basic and diluted earnings per common share calculation both approximated $0.29 based upon a weighted average of 28.5 million and 28.8 million common shares outstanding, respectively, as compared to basic and diluted earnings per common share calculation of $0.54 and $0.52 based upon a weighted average of 28.5 million and 29.2 million common shares outstanding for the corresponding periods last fiscal year.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2012, were cash and cash equivalents of $93.0 million, short-term investments of $4.0 million, short-term credit lines of $82.0 million and long-term credit lines of $7.7 million.  As of June 30, 2012, $8.7 million was outstanding under the short-term lines of credit and $7.8 million was used for bank guarantees under these lines of credit, leaving $65.5 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $5.9 million, of which $0.5 million was used. Therefore, $70.9 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at June 30, 2012. At such date the entire amount of our long-term lines of credit was fully drawn and $1.5 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At June 30, 2012, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $34.4 million during the nine-month period ended June 30, 2012.  Approximately $7.7 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income for the nine months ended June 30, 2012, and a decrease in accounts receivable, partially offset by changes in other operating assets and liabilities and changes in inventories.

Net cash used in investing activities totaled $34.0 million for the nine-month period ended June 30, 2012, and was primarily related to the payment of the deferred purchase price for Corelase Oy, additions to property and equipment and  net purchases of short-term and long-term investments.

Net cash used in financing activities totaled $5.0 million for the nine-month period ended June 30, 2012, and was primarily related to repayments to banks, partially offset by borrowings from banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of June 30, 2012, $73.1 million of the total $97.0 million of cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance ($23.9 million) held by our US subsidiaries. As of that date, the entirety of our indebtedness to banks ($16.4 million) was owed by our non-US subsidiaries.  We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities.  In addition, the US Company has $20 million in available and unused lines of credit at June 30, 2012. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity.  The accumulated currency translation adjustment component of stockholders' equity represented a loss of $5.4 million at June 30, 2012, as compared to a gain of $13.4 million at September 30, 2011.

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

Ownership of Common Stock By Directors

The following table sets forth information as of June 30, 2012, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

Name	Number of Shares of Common Stock Beneficially Owned	Total Number of Stock Options Owned at June 30, 2012	Number of Exercisable Stock Options Owned at June 30, 2012
Peter Wirth	12,600	125,000	124,000
Gunther Braun	6,000	690,000	552,000
Carl F. Baasel	152,000	--	--
Ralph E. Reins (1)	27,000	--	--
Gary K. Willis (1)	39,000	--	--
Daniel Smoke (1)	35,000	--	--
Stephan Fantone (1)	10,000	--	--

 (1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2012, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At June 30, 2012, the Company maintained cash equivalents and short-term investments of $97.0 million, consisting mainly of interest bearing securities and demand deposits.  If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At June 30, 2012, the Company had $3.0 million of variable rate debt on which the interest rate is reset every three months, $5.5 million of variable rate debt on which the interest rate is reset every six months, $1.2 million of variable rate debt on which the interest rate is reset every year and $6.7 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2012	1.6 million
2013	9.1 million
2014	1.8 million
2015	1.3 million
2016	2.6 million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amounts of Euro 2.4 million and Swiss francs 4.3 million (equivalent to $3.0 million and $4.5 million, respectively, based on the exchange rates at June 30, 2012), to minimize the interest expenses on short-term and long-term debt by swapping from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At June 30, 2012, the Company held Japanese yen forward exchange options with notional amount of Euro 0.4 million and Japanese yen forward exchange options with notional amounts of $0.3 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to a loss of $0.1 million.

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

Item 4.   Mine Safety Disclosures

    Not applicable

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
101. DEF XBRL Taxonomy Extension Definition Linkbase Document
101.LAB XBRL Taxonomy Extension Label Linkbase Document
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rofin-Sinar Technologies Inc.
(Registrant)

Date: August 9, 2012	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer