Form 10-K
period 2012-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2012-11-29
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the
Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company.  See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the common stock on March 30, 2012 (the last business day of the most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market was approximately $745,310,051.  For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

28,085,764 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 28, 2012.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Stockholders to be held in March 2013 are incorporated by reference herein at Part III, Items 10-14.

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

These factors include (among others):

•	downturns in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries which may have, in the future, a material adverse effect on sales and profitability of the Company;

•	the ability of the Company’s OEM-customers to incorporate its laser products into their systems;

•	the impact of exchange rate fluctuations, which may be significant because a substantial portion of the Company’s operations is located overseas;

•	the level of competition and the ability of the Company to compete in the markets for its products;

•	the Company’s ability to develop new and enhanced products to meet market demand or to adequately utilize its existing technology;

•	third party infringement of the Company’s proprietary technology or third party claims against the Company for the infringement or misappropriation of proprietary rights;

•	the scope of patent protection that the Company is able to obtain or maintain;

•	competing technologies that are similar to or that serve the same uses as the Company’s technology;

•	the Company’s ability to efficiently manage the risks associated with its international operations; and

•	the other risks described under “ITEM 1A - Risk Factors”.

In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 1.     BUSINESS

COMPANY OVERVIEW

Rofin-Sinar Technologies Inc. was incorporated in 1996 under the laws of the State of Delaware. ROFIN-SINAR's shares trade on the NASDAQ Global Select Market under the symbol RSTI. In this report, the terms “Company”, “Rofin”, “RSTI”, “we”, “us”, and “our” mean Rofin-Sinar Technologies Inc., and all entities included in the Company's consolidated financial statements.
Rofin-Sinar Technologies is a leader in the design, development, engineering, manufacturing and marketing of laser sources and laser-based system solutions for industrial material processing applications, which include primarily cutting, welding and marking a wide range of materials. The Company's product portfolio ranges from single laser-beam sources to highly complex systems, covering all of the key laser technologies such as CO2 lasers, fiber, solid-state and diode lasers, and the entire power spectrum, from single-digit watts up to multi-kilowatts, as well as a comprehensive spectrum of wavelengths. An extensive range of laser components completes the product portfolio. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer's production process thus meeting a broad range of its customers' material processing requirements.
Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin's laser sources with other system components. Many of Rofin's customers are among the largest global participants in their respective industries.  During fiscal 2012, 2011, and 2010, 22%, 18%, and 19%, respectively, of the Company’s sales were in North America, 44%, 45%, and 46%, respectively, were in Europe, and 34%, 37%, and 35%, respectively, were in Asia.

Rofin's sales approach in the laser-related business reflects the many different requirements of its customers throughout a multitude of industries, and is divided into three areas of core competence: Macro, Micro and Marking. The core of the Macro business section is high-powered laser sources, primarily used for cutting and welding as well as surface treatment applications. The Micro section concentrates on laser sources and laser-based system solutions that require less power output for micro-processing of materials. The Marking section specializes in innovative marking solutions on both organic and inorganic materials for many different industries. The activities in the components sector which comprises of diodes and diode laser components, power supplies, fibers and fiber beam deliveries as well as fiber laser components round up the Company's business activities in the industrial laser market. During fiscal 2012, 2011, and 2010, approximately 38%, 40%, and 41%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 50%, 50%, and 49%, respectively, related to sales of laser products for marking and micro applications, and approximately 12%, 10%, and 10%, respectively, related to sales of components.

THE INDUSTRIAL LASER MARKET FOR MATERIAL PROCESSING

Over the past decades, lasers have revolutionized industrial manufacturing and have been used increasingly to provide reliable, flexible, non-contact, compact and high-speed alternatives to conventional technologies for processing various kinds of metal and non-metal materials in a broad range of advanced manufacturing applications. The industrial laser market is generally considered to be made up of laser sources sold for industrial applications including material processing, medical therapeutic, instrumentation, research, telecommunications, optical storage, entertainment, image recording, inspection, measurement and control, bar-code scanning, and other end-uses.

According to the Industrial Laser Solutions magazine's 2012 forecast for industry data, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) will reach approximately $2.1 billion. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of approximately seventeen percent (based on laser-related sales volume). The Company has sold more than 61,000 laser sources since 1975 and currently has over 4,000 active customers (including multinational companies with multiple facilities purchasing from the Company).

BUSINESS STRATEGY

The Company's business strategy is to maximize shareholder value by (i) strengthening its position as a leading supplier to the global market for macro (cutting and welding) applications; (ii) capitalizing on its leadership position in marking applications; (iii) extending its position in micro (fine cutting, fine welding, perforating and structuring applications); (iv) cross-selling its various laser products to its existing large customer base; (v) enlarging its market coverage geographically and by developing new applications; (vi) strengthening its product portfolio and customer base through acquisitions; and (vii ) broadening its component product portfolio.
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

•
 Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on its traditional target markets (the machine tool, automotive, semiconductor and electronics industries) as well as those markets it has entered more recently (the medical device, flexible packaging and photovoltaic industries). The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding, cutting and drilling for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. In the photovoltaic industry, the Company intends to further exploit structuring applications for its macro and micro laser products such as scribing of thin film solar cells as well as crystalline solar cells.

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

•
Offering Customized Solutions based on Standard Platforms: While the Company offers a wide range of laser applications and develops customized solutions for its customers, these applications and solutions are built on a focused number of product families comprised of standardized laser sources. For example, for its OEM-customers in the machine tool industry, the Company provides customized laser versions. For its marking customers, the Company combines its standard laser markers with customized parts handling and software. For its micro applications customers, the Company delivers its standard laser sources in different customized packages. The Company believes that this product strategy has contributed to increases in product sales and intends to continue offering focused customization services and pursuing its initiatives to standardize its core products so as to lower its production costs and continue to improve its profitability.

•
Acquiring Complementary Business Operations or Products: Besides growing organically, one of ROFIN's targets is to grow through strategic acquisitions. Since 1997 the Company has successfully acquired and integrated fifteen businesses, including its acquisitions of Dilas Diodenlaser GmbH (“DILAS”) (1997), assets of Palomar Technologies UK Ltd. (1998), Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”) (1999), Baasel Lasertech (“CBL”) (2000), Z-Laser S.A. (2001), Optoskand AB (“Optoskand”) (2004), PRC Laser Corporation (“PRC”) and Lee Laser, Inc. (“Lee”) (2004), H2B Photonics GmbH (“H2B”) (2006), ES Technologies Ltd. (2007), Corelase Oy (2007), m2k-laser GmbH (2007), Nufern (2008), Nanjing Eastern Laser Co. Ltd. (“NELC”) (2009), the coil winding business from Optelecom-NKF, Inc. (2010) and LASAG AG (“LASAG”) (2011). Management believes that, collectively, these acquisitions have advanced the Company's worldwide expansion, consolidated the Company's position in the industrial laser material processing market and contributed to the Company's financial performance during the last several years. The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings or provide access to new geographical markets.

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
Lasers are used for material processing because they have many advantages over other conventional production methods. In many areas of industrial manufacturing, lasers already allow for significantly greater precision, flexibility and productivity and are often the only technology that enables efficient mass production of new products. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application, besides economic reasons, are wavelength, pulse duration, output power and spatial coherence.
The principal types of laser technologies currently used for material processing are CO2 lasers, solid-state lasers which is a category that also includes fiber lasers, and diode lasers.
CO2 lasers, which use CO2 gas as the lasing medium, are divided into high-power (above 500 watts) and low-power (below 500 watts) applications. There are two methods for CO2 excitation, radio frequency (“RF” or “HF”) and direct current (“DC”) excitation. Most high-power CO2 lasers are based on gas flow, in which a continuous supply of fresh laser gas flows through the laser cavity to create the energy necessary for excitation. Due to their ability to generate comparatively high levels of continuous-wave (“CW”) power, CO2 lasers are a particularly attractive laser medium for material processing applications. Material processing applications for CO2 laser sources vary according to the power output and configuration of the laser system. The primary applications for high-power CO2 lasers are cutting and welding of metal as well as surface treatment. Low-power CO2 lasers are used principally for marking, cutting and engraving of non-metal materials. While both low- and high-power CO2 lasers are used for cutting, the materials they are used to process and their physical size can vary significantly.
Traditional solid-state lasers use flash lamps or laser diodes as source of excitation and are referred to as “flash-lamp-pumped” or “diode-pumped” lasers. The lasing medium is a solid-state crystal, generally in the form of a rod or a disc. Widely used crystal rod material is either neodymium yttrium aluminum garnet (Nd:YAG) or neodymium vanadate (Nd:YVO4). The rod is positioned in a cavity, which is either a gold or ceramic reflector, and pumped using flash lamps or laser diodes from the side, or alternatively the rod is pumped from its ends with laser diodes. Typical output powers vary from 3 to 1,000 watts from a single rod and output powers in the multiple kilowatt range can be achieved by combining several cavities within a resonator. In the “disc design” the lasing medium is a thin crystal (typically ytterbium:YAG) disc, which is excited by laser diodes in an optical multi-pass configuration. By using multiple thin disc laser heads within one resonator, several kilowatts of power can be generated.
Fiber lasers are solid-state lasers that have their origin in low-power information and communication applications and since 2003 have undergone a rapid development towards higher output powers, which makes this technology also interesting for higher-power material processing applications. The lasing medium, typically ytterbium, is contained in a waveguide (the active fiber itself) and surrounded by a cladding which guides the pump light to the lasing medium. With in-fiber components like fiber bragg gratings, tapered fiber bundles (pump light couplers), power combiners and delivery fibers, from the generation of the light to the delivery of the light to the work piece, can be realized in an “all-in-fiber” technology. Today, a kilowatt of laser power can be generated from a single fiber not bigger in diameter than a human hair. Higher power can be generated by bundling multiple fibers.
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

THE COMPANY’S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state, including fiber lasers, and diode laser sources, and solutions in a variety of configurations and options. As a technological leader in CO2, solid-state, fiber, and diode lasers, the Company is able to meet a broad range of its customers' cutting, welding, and marking requirements. The

Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer's production process. The Company's engineers and other technical experts work directly with the customer in the Company's applications centers to develop and customize the optimal solution for the customer's manufacturing requirements.

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

•	cutting, welding, and surface treatment (macro applications);

•	marking; and

•	fine cutting, spot welding, micro drilling, scribing, perforating and fine structuring/ablation (micro applications).

Besides offering standard solutions and laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their unique manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in:

•	product development and manufacturing services based on over 35 years of laser technology experience and applications know-how;

•	application and process development, which means developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes;

•	system engineering, which means advising customers on machine design, including tooling, automation and controls for customers in need of “turn-key” solutions; and

•	extensive after-sales support of its laser products, including technical support, field service, maintenance and training programs, and rapid spare parts delivery.

The following table sets forth the Company’s net sales of laser products used for macro applications, laser products used for marking and micro applications, and components in fiscal 2012, 2011, and 2010:

	September 30,
Product Category*	2012	2011	2010
	(in thousands)
Laser macro products	$205,394	$237,449	$172,877
Laser marking and micro products	272,195	302,330	206,535
Components	62,532	57,984	44,158
	$540,121	$597,763	$423,570
_____________
*    For each laser product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator optics and cooling mechanism), power supply, and microcontroller (for control and monitoring). The Company's products are offered in different configurations and utilize different design principles according to the desired application. Selected laser systems provided by our Company are equipped with the uniform operating concept “ROFIN Control Unit” (RCU). RCU is a real-time laser and handling control device, which allows control of any laser mode. The user interface allows full access from a terminal (for instance a touch screen) that is located directly on the machines, or via a preceding PC with an Ethernet connection. The standardized ROFIN Control Network allows the extended diagnosis of all laser components via the Intranet, the Internet, or WLAN. With the open PLC programming system customers, can individually adapt the process sequence.

For a more detailed discussion of the components of a laser source, see “Laser Technology”.

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Laser macro products	Machine tool	Cutting and welding of metals
	Automotive	Cutting and welding of metals
Laser marking products	Semiconductor and electronics	Marking of integrated circuits, wafers, solar cells, electronic components and smart cards
	Automotive	Marking of labels and car components
Laser micro products	Medical devices, semiconductor and electronics, photovoltaics, dental and jewelry	Fine welding, fine cutting, micro structuring/ablation, scribing and drilling
	Automotive, consumer electronics, consumer goods	Scribing, plastic welding and soldering
	Packaging and paper industry	Perforating and scribing of paper and foils
Components	Laser industry, printing, defense industry

LASER MACRO PRODUCTS

The Company's business strategy for its macro laser business is to grow its revenues by:

•	increasing its market share in its existing CO2 laser market through increased sales of its low and high power, diffusion cooled, wave-guide Slab lasers and fast-axial flow CO2 lasers;

•	developing fiber lasers with higher output powers to achieve higher cutting speeds and deeper welding depths in order to broaden its addressable markets;

•	further developing the Remote Welding, Tube Welding, Profile Welding, and Scanner Welding System concepts; and

•
continuing research and product engineering for its solid-state and fiber laser series to further penetrate the market and to further increase the output power or vary the wavelengths for specific applications.

The Company's high-power laser macro product offering consists of laser products which are produced and marketed under the following brand names: Rofin, PRC, NELC, Nufern, and Dilas.
The Company's family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
DC Slab Series	1.0 kW - 8.0 kW	High frequency	Machine tool Automotive	Cutting and welding
SC Series	100 W - 600 W	High frequency	Machine tool Electronics Packaging	Cutting and structuring of textile, paper and plastics
XL Series	1.0 kW - 1.5 kW	Direct current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct current	Machine tool	Cutting and welding
FH Series	6.0 kW - 8.0 kW	Direct current	Machine tool	Cutting and welding
SM/FA Series	1.0 kW - 4.0 kW	Direct current	Machine tool Packaging	Cutting and welding
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

The Company's SC Series diffusion cooled, wave-guide CO2 lasers are developed and produced by Rofin-Sinar UK Ltd. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. These lasers are used mainly for cutting and structuring applications. Principal markets are the machine tool, electronics and packaging industries.
The Company's XL, STS, FH, SM and FA Series fast-axial flow CO2 lasers are used for both cutting and welding applications and are marketed under the PRC and NELC brands. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. XL, STS, FH, SM and FA Series products are used primarily by the machine tool industry. The SM Series are also frequently used in the packaging industry, for example for dieboard cutting.
The Company's family of solid-state and fiber laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
DQ Series	500 W - 1.0 kW	Laser diodes	Automotive, Photovoltaics	Surface treatment
FL Series	500 W - 4.0 kW	Laser diodes	Automotive, Machine tool	Cutting and welding
NukW Series	> 1.0 kW	Laser diodes	Defense industry	Advanced applications

The Company's DQ Series of Q switched, solid-state lasers are designed for applications such as removal, cleaning, and insulation of various materials in the automotive and photovoltaic markets. To meet the different demands of these target markets, DQ Series lasers offer alternative set-up options which differ in power, pulse energy, and number of laser sources per unit.
The Company's FL Series of high-brightness single or multi-mode fiber lasers use special fiber optics as the active medium. These fiber lasers are suitable for classic cutting and welding applications as well as for new applications such as remote cutting and remote welding. In contrast to common laser concepts in which the created laser beam switches repeatedly between air and the active medium, this laser beam does not leave the fiber optic before entering the working process optic or the beam switch with subsequent launching into the working process. Due to this “all-in-fiber” technology, the risk of contamination can be eliminated. Beam switches and energy splitters are available options allowing up to four work cells to be operated with only one laser.
The Company's NukW Series products are stand-alone fiber laser amplifiers that are produced and marketed under the Nufern brand. Their principal market is the defense industry, where they are used for advanced applications.
The Company's family of high-power diode laser products for welding, soldering and surface treatment applications, and their principal market, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Diode Lasers	1.0 kW - 3.0 kW	Direct current	Machine tool	Thermal treatment of plastics, cladding, hardening

The Company's high-power diode lasers are designed to meet the requirements of a wide range of soldering, brazing and surface treatment applications like cladding and hardening. The Company's high-power diode lasers are produced and marketed under the DILAS brand.

LASER MARKING PRODUCTS

The Company entered the laser-marking business in 1989 when it acquired Laser Optronic GmbH from Coherent General, Inc. and designed and introduced the “PowerLine” laser marker. Since then the Company has developed a broad line of market leading laser markers that deliver optimal results in terms of quality and speed on a wide range of materials. Based on its vast experience, Rofin offers standardized and customized laser marking systems in different power ranges and wavelengths for use in various industrial segments. Strength and experience in research and development, application and software ensure innovative, standardized and tailored solutions which meet most exigent customer demands. The Company's laser marking products incorporate high value-added software - VisualLaserMarker - that provide the customer full control of the laser marking process.
The Company believes that the following factors have contributed to the growth that it has experienced in the laser marking business:

•	the Company's ability to tailor its laser marking solutions to the customer's requirements;

•
the Company's expertise in solid-state laser beam power in different wavelengths, mode structure and high-frequency switching capability, which provides optimal quality in terms of marking contrast and speed on a wide variety of materials;

•
the Company's proprietary software - VisualLaserMarker - which provides an interface between the laser marking products and the customer's computers, and supports a broad range of network communication software; and

•	the Company's focus on innovation, which is reflected in cutting-edge products that satisfy standard as well as complex market requirements.

The Company's business strategy for its laser marking business is four-fold:

•	to expand its position in worldwide laser marking markets with a particular focus on the semiconductor, electronics, automotive, and smart card industries;

•
to offer a balanced product portfolio covering different technologies, wavelengths and pulsing capabilities (i.e. CO2, fiber, green, infrared and UV lasers) that addresses high-end and general application markets;

•	to pursue application development for existing and new products; and

•	to capitalize on its installed base of lasers by cross-selling the Company's products to its existing customers.

The Company's laser marking product offering consists of laser products, which are produced and marketed under the following brand names: Rofin, NETC (“Nanjing Eastern Technologies Co. Ltd”) and Nufern.

The Company's family of laser products for marking applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
PowerLine	2 W - 100 W	Laser diodes, Flash lamps or CO2	Semiconductor, Electronics, General marking applications	Integrated circuit marking, marking of metals plastics and organic materials, day and night design, smart card
MultiScan	100 W	High frequency	Packaging	Consumer goods marking
LabelMarker Series	Stand-alone laser based system		Automotive	Label marking
EasyMark	Laser workstation		General marking applications, Medical components, Tool industry	Metal and plastics marking
EasyJewel	Laser workstation		Jewelry marking	Metal marking
CombiLine Series	Laser workstation for integration of a wide range of Rofin laser markers		General marking applications	Metal and plastics marking
NuQ Fiber Series	10 W - 50 W	Laser diodes	OEM/Integrators	Marking, engraving
R Series	10 W - 25 W	Laser diodes	General marking applications	Metal and plastics marking

PowerLine - The Company's standard PowerLine laser marking products consist of a range of lasers with output power from 2 watts to 100 watts with a galvo-head, a personal computer with state-of-the-art processor and Rofin's proprietary VisualLaserMarker software. The modular design of the PowerLine markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM-customers may order the laser head and 19” modules, for easy integration into the system specified by the end-user). The PowerLine solid-state lasers incorporate diode modules which result in higher output power (and therefore higher marking speeds), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions provide further increases in efficiency in a compact size. PowerLine marking products are also available with fiber lasers with output powers of up to 100 watts (i.e. with PowerLine F 100), ensuring higher energy efficiency and therefore reduced operating costs. The availability of different wavelengths in the product portfolio enables to provide solutions for a wide range of applications. Especially the frequency multiplied lasers (green, UV) open new areas for the industrial utilization. The Company's proprietary VisualLaserMarker software provides customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double marking head allowing speeds of up to 1,600 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application - among a wide variety of possible applications - is marking in the semiconductor and electronics industries.
MultiScan VS - This vector scanning marker utilizes a 100 watts sealed-off CO2 laser and features the ability to mark components that are moving at high speeds. The main application is the marking of consumer goods in the packaging industry.
LabelMarker Advanced - This stand alone, laser-based system is Rofin's state-of-the art solution to address the high demands concerning speed and reliability in the process of label marking. The LabelMarker Advanced system delivers high efficiency and short marking time due to an integrated, powerful laser. As a comprehensive all-in-one solution, the LabelMarker Advanced is a compact laser system with a class 1 safety rating which can be used in any production area without additional safety requirements.

EasyMark - The EasyMark is a class 1 safety rating transportable desktop device. The 110 V to 230 V connection and integrated cooling based on thermo-electrical technology guarantees quick and easy initial operation. Besides a program-controlled z-axis and a rotary axis, the EasyMark offers various modules which can optionally be integrated. An aluminum T-slot plate facilitates mounting of customer-specific work piece carriers, thereby allowing the processing of work pieces of different sizes and shapes.

EasyJewel - The EasyJewel is a transportable desktop device with a class 1 safety rating specially developed to mark jewelry. The laser system offers the benefits of non-contact, abrasion-resistant, permanent marking onto almost any type of precious material with high speed and precision. Special machine features include quick and exact loading of regular and special shapes, jogging function to reach the optimum marking position and various software capabilities.

CombiLine Basic/CombiLine Advanced - These compact laser workstations have been designed for small and medium-size batches. They integrate a wide range of Rofin laser markers depending on the customer's specific application. Supply units are incorporated in the housing to provide efficient use of the customer's floor space. Different versions (either with rotary or work table with various axes) enable exact adaptation to the required tasks.

NuQ - These pulsed fiber laser sources are produced and marketed under the Nufern brand and are designed for OEM-customers and integrators. Their compact industry standard footprint allows easy integration into marking systems in a variety of industries.

R Series - These solid-state lasers are produced and marketed under the NETC brand. The modular design of these lasers with 19” components guarantees an easy integration into different systems. The new developments in completely air-cooled solutions offer efficiency advantages as well as a compact size and are also available in an OEM-version.

LASER MICRO PRODUCTS

After the acquisition of Baasel Lasertech in 2000, the Company formed a separate sales and marketing group focused on micro applications. This group markets and sells a broad range of laser products, including pulsed, fiber and other solid-state lasers for various spot and seam welding and fine cutting applications, CO2 Slab lasers for perforating applications, Q switched, solid-state and ultra-short-pulse lasers for surface structuring/ablation, cutting and drilling, and diode lasers for soldering and plastic welding applications.
The Company's business strategy for its micro applications business is to:

•	continue to develop customers in the consumer electronics industry for fine welding and cutting applications, as well as for plastic welding and soldering;

•	focus on manufacturers of medical instruments and implants within the medical device industry using mainly the applications cutting and welding;

•
increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods;

•
further broadening its existing portfolio through expanding the output power range and offering different wavelengths (i.e. UV, infrared, green) and different laser technologies (i.e. fiber lasers, ultra-short-pulse lasers);

•	increase its sales in the photovoltaic market with different applications (e.g. through special laser solutions that realize an efficiency increase of solar cells);

•	develop/broaden new markets for ultra-short-pulse laser applications; and

•	develop/broaden applications such as turbine drilling for the aerospace or power generation industries.

The Company's laser micro product offering consists of laser products which are produced and marketed under the Rofin, DILAS, Corelase, Lee Laser, and Rofin-Lasag brand names.

The Company's family of laser products for micro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Manual Welders	60 W - 200 W	Flash lamp	Jewelry, Mold making, Medical device	Spot and seam welding
StarPulse	40 W - 500 W	Flash lamp	Medical device, Electronics	Spot and seam welding
StarFiber	100 W – 600 W	Diode	Electronics, Medical device	Fine cutting, fine welding
X-Lase	1 W – 24 W	Diode	Semiconductor, Electronics	Scribing
StarFemto	1 W – 5 W	Diode	Medical device, Watch industry	Cutting, structuring
PerfoLas Systems	1,000 – 2,000 W	Direct current	Paper	Perforating
StarShape Systems	100 – 600 W	Direct current	Packaging	Cutting, drilling, structuring
UW and MPS Laser Systems	n.a.	n.a.	Electronics, Medical device, Automotive, Semiconductor, Energy	Cutting, welding, structuring
Series 800/Series LLP	4 W – 1,000 W	Flash lamp	OEM	Micro/Marking
Series LDP	10 W – 800 W	Diode	OEM	Micro/Marking
Series LEP	2 W – 20 W	Diode	OEM	Micro/Marking
Series LDPP	8 W – 200 W	Diode	OEM	Fine cutting
COMPACT/MINI Diode Laser System Series	25 W – 1,000 W	Diode	Automotive, Electronics, Medical device, Consumer goods	Plastic welding, soldering, micro hardening
KLS 246 Series	20 W – 120 W	Flash lamp	Automotive, Medical device, Consumer goods	Fine cutting, precision drilling, scribing
FLS Series	120 W – 800 W	Flash lamp	Aerospace, Power generation, Tooling	Drilling, cutting, welding
LFS Series	150 W – 200 W	Diode	Medical device, Electronics, Watch industry	Precision cutting and welding
SLS CL Series	5 W – 250 W	Flash lamp	Medical device, Electronics, Automotive	Spot and seam welding

Manual Welders - The Company's manual welders for micro applications, which are sold under the name Performance, Tool Open and Integral, consist of pulsed, solid-state lasers in the range of 60 to 200 watts, which are primarily used for fine welding applications in the medical device, jewelry and mold making industries.

StarPulse Series - The StarPulse Series consists of pulsed Nd:YAG rod lasers with power ratings from 40 to 500 watts. StarPulse lasers provide high peak powers and high pulse-to-pulse stability and are designed for use in fine welding applications such as laser welding of highly reflective materials in the medical device and electronics industries.
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
X-Lase - The X-Lase Series comprise of picosecond pulse mode-locked fiber laser systems with a maximal output power of 24 watts. Main markets are in the semiconductor, electronics, and display industries. In these industries the X-Lase products can be used for thin film patterning, ablation, and scribing applications. The X-Lase Series are manufactured and marketed under the Corelase brand.
StarFemto - The StarFemto Series is comprised of femtosecond pulse mode-locked laser systems with a maximal output power of 5 watts. The main markets are medical implants and the watch manufacturing industry, where they are mainly used for fine cutting or structuring applications.
PerfoLas Systems - The PerfoLas systems consist of a high-power CO2 laser and a specially designed beam delivery and paper handling system that includes a laser beam splitter (PerfoLas Multiplexer) which allows customers to drill more than 500,000 holes per second into paper or foils. The primary application for these lasers is perforation of paper and foils.
StarShape Systems - Each StarShape system consists of a CO2 laser in combination with a galvo scanning head and is used for precise cutting, drilling, and surface structuring. The main market is the packaging industry.
The Universal Workstation (“UW”) and Modular Processing System (“MPS”) Series are modular, standard laser-based systems that have been designed to meet a variety of applications including welding, cutting, surface modification, and ablation. Depending on the application, the UW and MPS Systems can be equipped with different laser sources (CO2, femtosecond, fiber, diode, or solid-state laser) and modified for specific handling requirements.

The Series 800 and LLP are flash-lamp pumped, solid-state lasers, which are produced and marketed under the Lee Laser brand and sold to OEM-customers and system integrators for various micro and marking applications.
The Series LDP and LEP are diode pumped, solid-state lasers that are produced and marketed under the Lee Laser brand and sold to OEM-customers and system integrators for various micro and marking applications.
The Series LDPP are diode pulse-pumped Nd:YAG lasers that are produced and marketed under the Lee Laser brand and are designed specifically to precision cut thin metals. The main market is the medical device industry.
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
KLS 246 Series - The KLS Series lasers are pulsed solid-state lasers that provide excellent beam quality and high peak power, which are ideal for fine cutting, drilling and scribing applications.
The FLS Series are lamp pumped, pulsed, solid-state lasers with high peak power for deep penetration cutting, welding and drilling for high throughput. Targeted industries are mainly the aerospace, power generation, tooling and photovoltaic industries.
LFS Series - The pulsed fiber lasers of the LFS Series provide high pulse peak power and high beam quality, and are ideally suited for processing a wide range of materials in the medical device, electronics and watch industries.
SLS CL Series - The lasers of this series are pulsed Nd:YAG solid-state lasers with output powers in the range of 5 to 250 watts and pulse durations of up to 200 ms with outstanding process features for welding challenging metals and dissimilar materials. The SLS Series lasers are state-of-the-art production tools in the medical device industry, but are also used in many other applications in the aerospace, power generation, electronics and automotive industries.

The KLS 246, FLS, LFS and SLS CL Series are all manufactured by the Company's Switzerland-based subsidiary LASAG. A broad variety of accessories such as specific beam delivery components, scanners, as well as different processing heads for cutting, welding or drilling applications are offered in combination with these micro products.

COMPONENTS

Power Supplies - The Company offers power supplies for pulsed and continuous wave, solid-state lasers, CO2 lasers, diode lasers, as well as RF generators for acousto-optic Q-switches through its wholly-owned subsidiary PMB Elektronik GmbH.
Fiber and Optics Technology - Special fiber lasers, fiber coupling products and optical engines for primary use in fiber lasers are manufactured and marketed by the Company's Finland-based subsidiary Corelase Oy.
Laser Diodes and Modules - High-power semiconductor components such as high power, high-brightness laser diodes and modules are manufactured and marketed by the Company's subsidiaries Dilas Diodenlaser GmbH, Dilas Diodelaser Inc., Dilas Diodelaser China, and m2k-laser GmbH.
Fibers and Fiber Optic Beam Deliveries - Fibers, fiber components, beam splitters or switches and beam combiners designed for use in industrial lasers or as beam delivery systems are manufactured and marketed by Optoskand AB.
Active and Passive Fibers and Amplifiers - Fibers and fiber laser technology components are developed, manufactured and marketed by Nufern.
The Company's high-technology components are either integrated by other laser manufacturers into their products or are used for the Company's own product portfolio.

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications and marking and micro applications, Rofin operates application centers in fourteen countries, where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques.  Revenues derived from application development are not a significant component of total revenues.  Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer.  The Company currently has approximately 50 employees in applications development.

MARKETS AND CUSTOMERS

Rofin sells its laser products and laser-based system solutions to a wide range of industries.  Our principal markets are the machine tool, semiconductor, electronics, photovoltaic, and automotive industries.  The following table sets forth the allocation of the Company’s total laser-related sales (excluding service, spare parts, and components) among our principal markets:

	Fiscal Years
Principal Market	2012	2011	2010	Primary Applications
Machine Tool	35%	38%	39%	Cutting and welding
Semiconductor, Electronics, and Photovoltaic	27%	28%	26%	Marking of integrated circuits, electronic components, smart cards, and structuring of solar cells
Automotive & Sub-Supplier	7%	7%	5%	Cutting, welding and component marking
	69%	73%	70%
The remaining 31%, 27%, and 30%, of total laser sales in fiscal 2012, 2011, and 2010, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturing, flexible packaging, job shops, jewelry, universities, and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

Rofin sells its products in approximately 70 countries to OEMs, systems integrators and industrial end-users who have in-house engineering resources capable of integrating Rofin’s products into their own production systems.  Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry, which sell laser cutting machines incorporating Rofin’s products without any substantial involvement by Rofin.  Lasers for welding applications are marketed and sold both to systems integrators and to end-users.  Laser marking products are marketed and sold directly to end-users and to OEMs for integration into their handling systems (mainly for integrated circuit, solar cell, and smart card marking applications).  Laser micro products are marketed and sold directly to end-users and to OEM-customers (mainly for solar cell and jewelry applications).  In the case of both welding lasers and laser marking products, the end-user is significantly involved in the selection of the laser component.  In these cases, Rofin’s application engineers work directly with the end-user to optimize the application’s performance and demonstrate the advantages of the Company’s products.

Rofin has approximately 145 direct sales engineers operating in 24 countries, approximately 45 of whom are dedicated to marketing lasers for macro applications and approximately 100 of whom are dedicated to marketing lasers for marking and micro applications. Rofin sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, Rofin has 44 independent representatives marketing the Company’s laser products in Australia, Austria, Argentina, Brazil, China, Czech Republic, Denmark, Eastern Europe, Finland, France, Germany, Hungary, India, Israel, Italy, Japan, Korea, Northern Africa, Norway, the Middle East, the Philippines, Poland, Romania, Russia, Singapore, South Africa, Slovenia, Sweden, Switzerland, Thailand, Turkey, Ukraine, United Kingdom, and the United States.  These independent representatives provide Rofin with sales leads and opportunities, but do not distribute Rofin’s products.  All sales and delivery of products are conducted by the Company. Of the independent representative agreements, 20 are on an exclusive basis, with the other 24 on a non-exclusive basis.  These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six-month cancellation clause.

Rofin directs its worldwide sales and marketing of lasers for macro applications from its offices in Hamburg and Mainz (both Germany), Kingston upon Hull (UK), and East Granby, Connecticut (USA), and of laser diode components, from Mainz and Freiburg (both Germany). Worldwide sales and marketing of laser marking products is directed from Rofin’s offices in Gunding-Munich (Germany) and, for laser micro products and power supplies, from Starnberg (Germany). Optical engines for fiber lasers for the worldwide market are sold and marketed from Tampere (Finland) and East Granby, Connecticut (USA), and fiber optics and beam delivery systems are sold and marketed from Gothenburg (Sweden). In Europe, Rofin also maintains sales and service offices in Belgium, France, Italy, the Netherlands, Spain, Switzerland, and the United Kingdom.

North American sales of Rofin’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan (USA), facility and of its marking products are managed out of its Devens, Massachusetts (USA), facility. The Company also maintains sales offices in Chandler, Arizona; Buffalo Grove, Illinois; and Santa Clara, California (all USA), to support the expansion of Rofin’s laser business in the North American market and a sales and service office in Mississauga (Canada) to support the Canadian market. North American sales of diode laser components are directed from Tucson, Arizona (USA).

PRC Laser directs its worldwide sales and marketing of lasers for macro applications from its office in Landing, New Jersey (USA), Lee Laser directs its worldwide sales and marketing of lasers for micro applications from its office in Orlando, Florida (USA), and Rofin-Lasag directs its worldwide sales and marketing of lasers for micro applications from its office in Thun, Switzerland. NETC and NELC direct their sales and marketing of lasers for marking and for macro applications, respectively, from their offices in Nanjing (China). All five companies sell their products independently under their own brands.

The Company maintains sales and service offices in China, India, Japan, Singapore, South Korea and Taiwan. Over the next five years, the Company expects demand for industrial lasers to increase in the Asia/Pacific region.  The Company believes that the geographic markets with the greatest long-term potential in the future are China and India, principally due to the expansion of domestic machine tool, automobile, semiconductor, electronics, and photovoltaic production in these countries.

CUSTOMER SERVICE, REPLACEMENT PARTS AND COMPONENTS

During fiscal 2012, 2011, and 2010, approximately 39%, 36%, and 40%, respectively, of the Company’s revenues were generated from sales of after-sales services, replacement parts and components for laser products.  The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM- and end-user customers.  This close relationship is maintained as our customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions.  Rofin has 432 customer service personnel.  The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser-operating techniques, and processing technology.  Most of the Company’s OEM-customers also provide customer service and support to end-users.

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

Of Rofin’s 432 customer service personnel, approximately 291 employees operate in the field in about 50 countries.  Field service personnel are also involved in the installation of the Company’s systems.

Rofin’s approach to the sale of replacement parts is closely linked to the Company’s strategic focus on rapid customer response.  The Company provides around-the-clock order entry and provides same or next day delivery of parts worldwide in order to minimize disruption to customers’ manufacturing operations. Rofin typically provides a minimum one-year warranty for its products with warranty extensions negotiated on a case-by-case basis.  It agrees to after-sales service and parts supply up to a period of 10 years, if requested by a customer. The Company’s growing base of installed laser sources and laser-based systems is expected to continue to generate a stable source of revenues from sales of replacement parts and after-sales service.

In addition, the Company offers components such as OEM-laser modules, optical engines, laser diodes, active and passive fibers, fiber optic delivery systems, and power supplies. These high-technology components are either integrated by other laser manufacturers into their products or are used for the Company's own product portfolio.

COMPETITION

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

Laser Macro Products

The market for laser macro products and systems is fragmented and addressed by a large number of competitors. Many of them are small or privately owned or compete with Rofin on a limited geographic, industry- or application-specific basis. The Company also competes in certain target markets with competitors that are part of large industrial groups and have access to substantially greater financial and other resources than Rofin. The overall competitive position of the Company will depend upon a number of factors, including product performance and reliability, price, customer support, manufacturing quality, the compatibility of its products with existing laser systems, and the continued development of products utilizing diode laser, diode pumped, solid-state laser and fiber laser technologies. Competition among laser manufacturers is also based on attracting and retaining qualified engineering and technical personnel.

Rofin believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf and Fanuc (for high-power CO2 lasers), Synrad and Coherent (for low-power CO2 lasers), Trumpf and IPG Photonics (for solid-state or fiber lasers), and Laserline and Jenoptik (for diode lasers and laser diodes) all compete in a subset of markets in which Rofin operates. However, in the Company's opinion, none of these companies compete in all of the industries, applications and geographic markets currently served by Rofin.

Laser Marking and Micro Products

The Company's laser marking products compete with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company's micro products compete with conventional welding, etching and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro markets include Trumpf, GSI Group, Unitek Miyachi, Han's Laser, and IPG Photonics. Rofin also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting, and marking.
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

MANUFACTURING AND ASSEMBLY

Rofin manufactures and tests its high-power CO2, solid-state and fiber laser macro products at its Hamburg (Germany), Plymouth, Michigan; Landing, New Jersey; East Granby, Connecticut (all USA), and Nanjing (China) facilities.  The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Oxford (UK), Singapore, Devens, Massachusetts (USA) and Nanjing (China).  Rofin’s micro application products are manufactured and tested in Starnberg (Germany), Tampere (Finland), Thun (Switzerland) and Orlando, Florida (USA).  The Company’s diode laser products are manufactured and tested at its Mainz (Germany), Freiburg (Germany), Nanjing (China), and Tucson, Arizona (USA), facilities.  The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of Rofin’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany). The Company’s active and passive fibers and amplifiers are manufactured and tested in East Granby, Connecticut (USA). Optical engines for fiber lasers and fiber lasers modules are manufactured in Tampere (Finland).

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

Rofin’s in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property.  These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company’s finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration.  Although the Company minimizes the number of suppliers and component types, wherever practicable, it has at least two sources of supply for key items.  Rofin has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors.  The Company purchases certain major components from single suppliers.  The Company estimates that 13% of its revenues are from the sale of products that require specialized components currently only available from single sources.  Rofin has written agreements with such suppliers and has not had material delays in supplies from these sources.  The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

Rofin is committed to meeting internationally recognized manufacturing standards.  Its Hamburg, Gunding-Munich, Starnberg, Mainz, Overath (all Germany), Thun (Switzerland), Gothenburg (Sweden), Monza (Italy), Paris (France), Kingston upon Hull (UK), Singapore, Pamplona (Spain), East Granby, Connecticut (USA), and Tucson, Arizona (USA), facilities are ISO 9001 certified.

RESEARCH AND DEVELOPMENT

During fiscal 2012, 2011, and 2010, Rofin’s net spending on research and development was $42.6 million, $38.3 million, and $30.1 million, respectively.  The Company’s net spending on research and development mainly reflects receipt of funding under German and other European governments and European Union grants totaling $1.6 million, $2.3 million, and $2.6 million in fiscal 2012, 2011, and 2010, respectively.  Rofin has approximately 290 employees engaged in product research and development.

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

The Company’s research and development activities are carried out in fifteen centers in Hamburg, Gunding-Munich, Starnberg, Freiburg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Tampere (Finland), Thun (Switzerland), Plymouth, Michigan, Landing, New Jersey, Orlando, Florida, Tucson, Arizona, East Granby, Connecticut (all USA), and Nanjing (China), and are centrally coordinated and managed.  Rofin maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for “Technische Physik” of the German Space and Aerospace Research Center in Stuttgart, the Institute for “Strahlwerkzeuge” of the University of Stuttgart, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover (all Germany), and elsewhere around the world, including the University of Edinburgh in the United Kingdom.  These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

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

Rofin protects its intellectual property in a number of ways including, in certain circumstances, through patents.  Rofin has sought patent protection primarily in the United States, Europe, and Japan.  Rofin currently holds 198 patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2013 to 2031.  In addition, 99 patent applications have been filed and are under review by the relevant patent authorities. The Company holds 78 exclusive and non-exclusive licenses of patents and pending patent applications with relevance to its products and laser technology. Rofin requires its employees and certain of its customers, suppliers, representatives, agents, and consultants to enter into confidentiality agreements to further safeguard Rofin’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $147.0 million, $153.2 million, and $138.9 million, as of September 30, 2012, 2011, and 2010, respectively.  The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments.  The decrease in the Company's order backlog from September 30, 2011 to

September 30, 2012 was attributable to 21% lower orders for macro applications, 10% lower orders for micro and marking applications, partially offset by 9% higher orders for components. The fluctuation of the U.S. dollar in fiscal year 2012 had an unfavorable effect of approximately $5.4 million on year-to-year order backlog. The increase in the Company’s order backlog from September 30, 2010 to September 30, 2011 was attributable to 28% higher orders for macro applications, 30% higher orders for micro and marking applications, and 26% higher orders for components. The fluctuation of the U.S. dollar in fiscal year 2011 had a favorable effect of approximately $3.3 million on year-to-year order backlog.

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

The Company anticipates shipping the present backlog during fiscal year 2013.  However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

The following table sets forth the Company's employees by geographic regions as of September 30, 2012 and 2011:

	September 30,
	2012	2011
North America	420	404
Germany	1,070	1,021
Asia	297	264
Other	426	419
	2,213	2,108

The average number of employees for the fiscal year ended September 30, 2012, was 2,166.

While the Company’s employees are not covered by collective bargaining agreements and the Company has never experienced a work stoppage, slowdown or strike, the Company’s employees at its Hamburg and Starnberg (both Germany) facilities are each represented by a nine-person works council and in Gunding-Munich (Germany) by a seven-person works council.  Additionally, Hamburg and Gunding-Munich are represented by a four-person central works council.  Matters relating to compensation, benefits and work rules are negotiated and resolved between management and the works council for the relevant location.  The Company considers its relations with its employees to be good.

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

These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (202) 551-8090. You may also access this information at the SEC’s website (http://www.sec.gov). This site contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries.  Approximately 69% of our laser sales during fiscal year 2012 were to these industry markets.  These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us.  For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products.  Decreased demand from manufacturers in these industries, for example, during an economic downturn, may lead to decreased demand for our products.  Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain our extensive ongoing customer service and support capability.  Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

Accordingly, any economic downturn or slowdown in the machine tool, automotive, semiconductor, electronics, or photovoltaic industries could have a material adverse effect on our financial condition and results of operations.

A HIGH PERCENTAGE OF OUR SALES ARE OVERSEAS AND OUR RESULTS ARE THEREFORE SUBJECT TO THE IMPACT OF EXCHANGE RATE FLUCTUATIONS.

Although we report our results in U.S. dollars, approximately 64% of our current sales are denominated in other currencies, including the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Japanese yen, Korean won, Taiwanese dollar, Canadian dollar, Indian rupee, and Chinese RMB.  The fluctuation of the Euro, and the other functional currencies, against the U.S. dollar has had the effect of increasing and decreasing (as applicable) reported net sales as well as cost of goods sold, gross margin, and selling, general and administrative expenses denominated in such foreign currencies when translated into U.S. dollars as compared to prior periods.  Our subsidiaries will, from time to time, pay dividends in their respective functional currencies, thus presenting another area of potential currency exposure for us in the future.

We also face transaction risk from fluctuations in exchange rates between the various currencies in which we do business.  We believe that a certain portion of the transaction risk of our operations in multiple currencies is mitigated by our hedging activities, utilizing forward exchange contracts and forward exchange options.  We also continue to borrow in many of our operating subsidiaries' functional currencies to reduce exposure to exchange gains and losses.  However, there can be no assurance that changes in currency exchange rates will not have a material adverse effect on our business, financial condition, and results of operations.

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 70 countries, with Germany, the rest of Europe, the United States, and the Asia/Pacific region being our principal markets.  Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

•	the general political and economic conditions in each such country or region;

•	overlap of differing tax structures;

•	climatic or other natural disasters in regions where we operate;

•	increases in shipping costs or increases in fuel costs;

•	longer payment cycles;

•	acts of terrorism;

•	increased vulnerability to the theft of, and reduced protection for intellectual property rights;

•	management of an organization spread over various jurisdictions; and

•
unexpected changes in regulatory requirements and compliance with a variety of foreign laws and regulations, such as import and export licensing requirements, trade restrictions, currency control and restrictions, delays, penalties or required withholdings on repatriation of earnings.

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

We also are subject to risks that our operations outside the United States could be conducted by our employees, contractors, service providers, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. Any such violations could have a negative impact on our business and could result in government investigations and/or injunctive, monetary or other penalties. Moreover, we face additional risks that our anti-bribery policy and procedures may be violated by third-party sales representatives or other agents that help sell our products or provide other services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.

OUR GLOBAL OPERATIONS ARE SUBJECT TO EXTENSIVE AND COMPLEX IMPORT AND EXPORT RULES THAT VARY AMONG THE LEGAL JURISDICTIONS IN WHICH WE OPERATE. FAILURE TO COMPLY WITH THESE RULES COULD RESULT IN SUBSTANTIAL PENALTIES.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. export control and customs regulations and customs regulations of other countries. These regulations are complex and vary among the legal jurisdictions in which we operate. Any alleged or actual failure to comply with such regulations may subject us to government scrutiny, investigation and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States. Any of these penalties could have a material impact on our financial position, results of operations and cash flows.

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

We have experienced and expect to continue to experience some fluctuations in our quarterly results.  We believe that fluctuations in quarterly results may cause the market prices of our common stock, on the NASDAQ Global Select Market and the Frankfurt Stock Exchange, to fluctuate, perhaps substantially.  Factors which may have an influence on the Company’s operating results in a particular quarter include:

•	general economic uncertainties;

•	fluctuations in demand for, and sales of, our products or prolonged downturns in the industries that we serve;

•	the timing of the receipt of orders from major customers;

•	product mix;

•	competitive pricing pressures;

•	the relative proportions of domestic and international sales;

•	our ability to design, manufacture, and introduce new products on a cost-effective and timely basis;

•	the delayed effect of incurrence of expenses to develop and improve marketing and service capabilities;

•	foreign currency fluctuations;

•	ability of our suppliers to produce and deliver components and parts, including sole or limited source components, in a timely manner, in the quantity desired, and at the prices we have budgeted;

•	our ability to control expenses; and

•	costs related to acquisitions of businesses.

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

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products.  To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources, and diode lasers.  In order to increase market demand for these products, we will need to devote substantial resources to:

•	continuing to broaden our CO2, solid-sate laser, including fiber laser, and diode laser product range;

•	continuing to increase the output power and vary the laser wavelengths of our product portfolio; and

•	continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

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

WE DEPEND ON OUR EXECUTIVE MANAGEMENT TEAM AND SKILLED PERSONNEL TO OPERATE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN EXISTING OR HIRE ADDITIONAL PERSONNEL WHEN NEEDED, OUR ABILITY TO DEVELOP AND SELL OUR PRODUCTS COULD BE HARMED.

Our future success depends in large part upon the leadership and performance of our executive management team and key employees at the operating level.  These key employees include engineering, sales, marketing, manufacturing and support personnel for our operations on a worldwide basis.  Recruiting and retaining highly skilled personnel in certain functions continues to be difficult. At certain locations where we operate, the cost of living is extremely high and it may be difficult to retain key employees and management at a reasonable cost. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs. If we fail to attract additional employees or lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives.  If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

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

PRODUCTION DIFFICULTIES AND PRODUCT DELIVERY DELAYS OR DISRUPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We manufacture and test our products at our facilities in Germany, the United States, the United Kingdom, China, Finland, Sweden, Switzerland and Singapore. If use of any of our manufacturing facilities were interrupted by a natural disaster or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could be the result of:

•	mistakes made while transferring manufacturing processes between locations;

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

In addition, we may experience product delivery delays in the future. A significant disruption in third-party package delivery and import/export services, or significant increases in prices for those services, could interfere with our ability to ship products, increase our costs and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery and import/export companies. We also ship our products through national trucking firms, overnight carrier services and local delivery practices. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain customers.

IF WE FAIL TO ACCURATELY FORECAST COMPONENT AND MATERIAL REQUIREMENTS FOR OUR PRODUCTS, WE COULD INCUR ADDITIONAL COSTS AND INCUR SIGNIFICANT DELAYS IN SHIPMENTS, WHICH COULD RESULT IN A LOSS OF CUSTOMERS.

We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. For substantial increases in our sales levels of certain products, some of our suppliers may need at least nine-month lead time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales, business or operating results.

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 13% of our revenues are derived from sales of products that require specialized components only available from single sources. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products.  There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any.  If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which would increase our costs and/or have a material adverse effect on manufacturing schedules, product performance, and market acceptance.

The manufacturing of our solid-state lasers require elements of rare earth minerals in small quantities. Shortages of rare earth minerals, delays in their delivery and resulting increases of the market price for such materials might have an adverse effect on our production costs.

IF OUR GOODWILL OR INTANGIBLE ASSETS BECOME IMPAIRED, WE MAY BE REQUIRED TO RECORD A SIGNIFICANT CHARGE TO EARNINGS.

Under accounting principles generally accepted in the United States, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or other intangible assets may not be recoverable include declines in our stock price and market capitalization or future cash flow projections. A decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we used to calculate the estimated fair value of our reporting units, could result in a change to the estimation of fair value that could result in an impairment charge. Any such material charges, whether related to goodwill or purchased intangible assets, may have a material negative impact on our financial and operating results.

WE ARE EXPOSED TO LAWSUITS IN THE NORMAL COURSE OF BUSINESS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL CONDITION.

We are exposed to lawsuits in the normal course of our business, including product liability claims, if personal injury, death or commercial losses occur from the use of our products. While we typically maintain business insurance, including directors' and officers' policies, litigation can be expensive, lengthy, and disruptive to normal business operations, including the potential impact of indemnification obligations for individuals named in any such lawsuits. We may not, however, be able to secure insurance coverage on terms acceptable to us in the future. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of a particular lawsuit, including a recall or redesign of products if ultimately determined to be defective, could have a material adverse effect on our business, operating results, or financial condition.

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE US TO INCUR SIGNIFICANT EXPENSES WITHOUT OFFSETTING REVENUES.

Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset such expenses.

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

We currently hold 198 United States and foreign patents on our laser sources, with expiration dates ranging from 2013 to 2031.  We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products.  In addition, 99 patent applications have been filed and are under review by the relevant patent authorities.  There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products.  In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us.  See also “Business - Intellectual Property”.

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

CHANGES IN GOVERNMENTAL REGULATION OF OUR BUSINESS OR OUR PRODUCTS COULD REDUCE DEMAND FOR OUR PRODUCTS OR INCREASE OUR EXPENSES.

We are subject to many governmental regulations, including but not limited to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, these regulations require us to file annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to conduct safety reviews, to incorporate design and operating features in products sold to end-users and to certify and label our products. We are also subject to regulatory oversight, including comparable enforcement remedies, in the markets we serve. Any significant change in these regulations could reduce demand for our products or increase our expenses, which in turn could adversely affect our business, financial condition, results of operations and cash flows.

CHANGES IN TAX RATES, TAX LIABILITIES OR TAX ACCOUNTING RULES COULD AFFECT FUTURE RESULTS.

As a global company, we are subject to taxation in the United States and various other countries and jurisdictions in which we do business. Significant judgment is required to determine our worldwide tax liabilities. Our future tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in the valuation of our deferred tax assets and liabilities, or changes in the tax laws in the jurisdictions in which we do business. In addition, we are subject to regular examination of the income tax returns that we and our subsidiaries file by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of favorable or unfavorable outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we believe our tax estimates are reasonable, there can be no assurance that any final determination will not be materially different than the treatment reflected in our historical income tax provisions and accruals, which could materially and adversely affect our operating results and financial condition.

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

IF WE EXPERIENCE A SIGNIFICANT DISRUPTION IN, OR BREACH IN SECURITY OF, OUR INFORMATION TECHNOLOGY SYSTEMS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

We rely on information technology systems throughout our company to manage orders, process shipments to customers, manage inventory levels and maintain financial information. Events could result in the disruption of our systems, including power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures and other unforeseen events. If we were to experience a significant period of system disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers or suppliers, which could result in our suffering significant financial or reputational damage.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased	Size** (sq. ft.)	Lease Expiration	Primary Activity
Hamburg, Germany	Owned*	185,311		CO2 lasers, solid-state lasers, diode lasers, fiber lasers
Starnberg, Germany	Leased	127,520	2013 through 2017	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased	81,192	2017	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased	52,128	2017	CO2 lasers, laser micro and marking systems
Kingston upon Hull,
United Kingdom	Leased	48,485	2017	Low-power CO2 lasers
Orlando, Florida	Owned	35,207		Solid-state lasers
Landing, New Jersey	Owned	34,292		CO2 lasers
Mainz, Germany	Leased	71,418	2024	Diode lasers and components
Devens, Massachusetts	Leased	16,955	2017	Laser marking systems
Gothenburg, Sweden	Leased	21,337	2014 and 2017	Fiber optic production
Overath, Germany	Leased	22,948	2013	Coating of materials
Oxford, United Kingdom	Leased	14,919	2019	Laser marking systems
Tampere, Finland	Leased	10,064	None	Fiber lasers, optical engines
Tampere, Finland	Owned	44,100		Fiber lasers, optical engines
Pamplona, Spain	Owned	12,654		Laser marking systems
Singapore	Leased	7,812	2015	Laser marking products
Freiburg, Germany	Leased	8,931	2014	Laser diodes
Tucson, Arizona	Leased	22,310	2013	Components
East Granby, Connecticut	Leased	68,135	2027	Fibers, fiber lasers
Nanjing, China	Owned	67,834		CO2 lasers, laser marking products, diode components
Thun, Switzerland	Leased	32,776	2015	Solid-state lasers for micro material processing

* The facility is owned by Rofin-Sinar Laser GmbH (“RSL”); the real property on which the facility is located is leased by RSL under a 99-year lease.

** Includes sales, administration and research and development facilities, where applicable.

The Thun (Switzerland) facility lease has a renewal option for five years. One of the Starnberg (Germany) main facilities is leased until 2014 from a member of the Company’s Board of Directors and includes a clause to terminate the lease contract within a two-year notice period during the contract, while the other main facilities are leased until 2014 and 2016. The Gothenburg (Sweden) main facility leases have a renewal option for three years. The Tampere (Finland) facility lease can be terminated upon six-month notice from the landlord and the lessee.  The Tuscon (USA) facility lease has a renewal option for three or five years.

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

A licensor of patents that, before their expiration in 2010, covered the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement.  In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement.  The patents, and therefore the license rights, have already expired and there are no further license fees to be calculated and paid. Accordingly, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial condition or results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

	Common Stock Trade Prices
Quarter ended	High	Low
December 31, 2010	$35.92	$25.32
March 31, 2011	$40.76	$35.19
June 30, 2011	$43.40	$31.58
September 30, 2011	$34.56	$19.12
December 31, 2011	$27.19	$18.47
March 31, 2012	$29.39	$23.30
June 30, 2012	$26.92	$17.90
September 30, 2012	$22.97	$17.23

At November 28, 2012, the Company had 6 holders of record of its common stock and 28,085,764 shares outstanding. A significantly greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers, and other financial institutions.  The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

During fiscal year 2012, the Company did not sell any equity securities that were not registered under the Securities Act.

Except as set forth in the next paragraph, there were no purchases of common stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth fiscal quarter of the fiscal year 2012.

On August 1, 2012, the Board of Directors authorized the Company to initiate a share buyback of up to $20.0 million of the Company's common stock over the next twelve months ending August 10, 2013, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing and price thereof. As of September 30, 2012, the Company purchased approximately 0.5 million shares of common stock, at an average price of $21.12, under the stock buyback program for a total price of $10.7 million.

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

The graph assumes that the value of the investment in Rofin-Sinar Technologies Inc. common stock, the NASDAQ Stock Market Index, and the S&P Technology Sector Index each was $100 on September 30, 2007, and that all dividends were reinvested.  The S&P Technology Sector Index is weighted by market capitalization.

The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	Rofin-Sinar Technologies Inc.	NASDAQ Stock Market Index	S&P Technology Sector Index
9/30/2007	100	100	100
9/30/2008	87.20	69.59	76.62
9/30/2009	65.40	74.90	83.13
9/30/2010	72.30	84.99	91.99
9/30/2011	54.69	86.87	95.52
9/30/2012	56.20	110.79	126.48

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the five fiscal years ended September 30, 2012.  The information set forth below should be read in conjunction with the consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Year ended September 30,
	2012	2011	2010	2009	2008

STATEMENT OF OPERATIONS DATA:
Net sales	$540,121	$597,763	$423,570	$349,579	$575,278
Cost of goods sold	343,769	365,684	257,316	217,532	326,861
Gross profit	196,352	232,079	166,254	132,047	248,417
Selling, general & administrative expenses	101,088	107,510	89,908	88,906	105,077
Research & development expenses	42,604	38,337	30,137	31,500	41,113
Amortization expense	2,279	2,569	2,250	3,559	6,769
Income from operations	50,381	83,663	43,959	8,082	95,458
Net interest expense (income)	(11)	(135)	375	309	(2,960)
Income before income taxes	52,392	87,143	45,901	14,700	97,799
Income tax expense	17,180	26,070	15,442	5,197	33,466
Net income attributable to RSTI	34,530	60,032	29,840	9,163	63,759
Earnings per common share
attributable to RSTI– Basic	$1.21	$2.11	$1.04	$0.32	$2.15
Earnings per common share
attributable to RSTI– Diluted	$1.20	$2.06	$1.02	$0.31	$2.09
Shares used in computing earnings
per share – Basic	28,498	28,440	28,807	28,912	29,640
Shares used in computing earnings
per share – Diluted	28,744	29,105	29,212	29,194	30,446

OPERATING DATA (as percentage of sales):
Gross profit	36.4%	38.8%	39.3%	37.8%	43.2%
Selling, general & administrative expenses	18.7%	18.0%	21.2%	25.4%	18.3%
Research & development expenses	7.9%	6.4%	7.1%	9.0%	7.1%
Income from operations	9.3%	14.0%	10.4%	2.3%	16.6%
Income before income taxes	9.7%	14.6%	10.8%	4.2%	17.0%

BALANCE SHEET DATA:
Working capital	$318,827	$333,328	$287,443	$274,279	$257,954
Total assets	652,532	653,946	558,192	539,507	583,660
Line of credit and loans	22,545	22,863	20,661	31,409	66,674
Long-term debt	5,662	14,742	15,488	12,426	11,968
Total equity	493,919	478,617	417,476	421,694	404,545

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

Rofin-Sinar Technologies is a leader in the design, development, engineering, manufacturing and marketing of laser sources and laser-based system solutions for industrial material processing applications, which include primarily cutting, welding and marking a wide range of materials. The Company's product portfolio ranges from single laser-beam sources to highly complex systems, covering all of the key laser technologies such as CO2 lasers, fiber, solid-state and diode lasers, and the entire power spectrum, from single-digit watts up to multi-kilowatts, as well as a comprehensive spectrum of wavelengths. An extensive range of laser components completes the product portfolio. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer's production process thus meeting a broad range of its customers' material processing requirements.
According to the Industrial Laser Solutions magazine's 2012 forecast for industry data, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) will reach approximately $2.1 billion. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of approximately seventeen percent (based on laser-related sales volume). The Company has sold more than 61,000 laser sources since 1975 and currently has over 4,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2012, 2011, and 2010, approximately 38%, 40%, and 41%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 50%, 50%, and 49% respectively, related to sales of laser products for marking and micro applications, and approximately 12%, 10%, and 10%, respectively, related to sales of components.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries.  The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin’s laser sources with other system components.  Many of Rofin’s customers are among the largest global participants in their respective industries.  During fiscal 2012, 2011, and 2010, 22%, 18%, and 19%, respectively, of the Company’s sales were  in North America, 44%, 45%, and 46%, respectively, were in Europe, and 34%, 37%, and 35%, respectively, were in Asia.

The results of the fiscal year ended September 30, 2012, were impacted by the uncertain global economy, the change in technology towards fiber laser and the strengthening of the U.S. dollar. Sales improved in North America, but over-proportionally decreased in Asia and Europe. Demand was mainly driven by the machine tool, electronics and medical device industries.

On August 1, 2012, the Board of Directors authorized the Company to initiate a share buyback of up to $ 20.0 million of the Company's Common Stock over the following 12 months ending August 10, 2013, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing and price thereof. As of September 30, 2012, the Company had purchased approximately 0.5 million shares of common stock, at an average price of $ 21.12, under the stock buyback program for a total amount of $ 10.7 million.

Outlook

As a consequence of continuing macroeconomic uncertainty, challenging market conditions and the more cautious sentiment of our industrial customers, we expect a volatile business for the first six months of fiscal year 2013. Nevertheless, management is confident that the Company's order backlog and expanding product portfolio, especially in fiber lasers, provide a solid platform for a successful fiscal year 2013. We will continue to optimize the cost structure of our high-power fiber laser portfolio, which should culminate in an increase in competitiveness and further cost reduction.

Acquisitions and Formation of New Entities

Effective April 12, 2010, the Company, through its wholly-owned subsidiary Nufern, purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc. This purchase resulted in additional goodwill of $0.3 million.

Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland), through its wholly-owned subsidiary Rofin-Sinar Technologies Europe S.L. (“RSTE“). Additionally, the Company acquired the LASAG sales and service operations in Germany, Italy, Japan and the United States. LASAG is one of the original laser companies with more than 30 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling, and scribing applications to the medical device, automotive, electronic, and aerospace industries. In addition, LASAG has special expertise in high-precision drilling and laser processing heads.  This purchase resulted in goodwill of $1.6 million and other intangibles, net of $2.3 million.

Effective August 24, 2011, the Company formed ROFIN BAASEL Laser India Pvt. Ltd. in Mumbai (India) as a wholly-owned subsidiary through its wholly-owned subsidiaries Rofin-Sinar Laser GmbH (99%) and Rofin-Baasel Lasertech GmbH & Co KG (1%). It started its operations in October 2011 and is responsible for sales and service of ROFIN laser products in India.

On each of October 26, 2011, and March 12, 2012, the Company purchased an additional 5% of the share capital of m2k-laser GmbH through Rofin-Sinar Laser GmbH under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result of those share purchases, the Company currently holds 90% of the share capital of m2k-laser GmbH.

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include ultra short pulse, mode-locked fiber laser systems, fiber laser modules, and other components. The terms of the purchase included payment of a deferred purchase price based on Corelase Oy achieving certain financial targets. On December 14, 2011, the Company finalized and paid the deferred purchase price. This payment resulted in additional goodwill of $13.4 million.

Effective September 29, 2011, the Company received the remaining 15% of the share capital of H2B Photonics GmbH (H2B)through a transfer of shares and now holds 100% of the share capital. In May 2012, the Company merged its wholly-owned subsidiary PMB Elektronik GmbH with H2B and named the newly formed subsidiary PMB Elektronik GmbH.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Years ended September 30,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	63.6%	61.2%	60.7%
Gross profit	36.4%	38.8%	39.3%
Selling, general and administrative expenses	18.7%	18.0%	21.2%
Research & development expenses	7.9%	6.4%	7.1%
Intangibles amortization	0.4%	0.4%	0.5%
Income from operations	9.3%	14.0%	10.4%
Income before income taxes	9.7%	14.6%	10.8%
Net income attributable to RSTI	6.4%	10.0%	7.0%

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales – Net sales of $540.1 million represents a decrease of $57.7 million, or 10%, over the prior year.  Net sales decreased $66.0 million, or 14%, in Europe/Asia and increased $8.3 million, or 8%, in North America, compared to the prior year.  The U.S. dollar fluctuated against foreign currencies, which had an unfavorable effect on net sales of $18.3 million.  Net sales of laser products for macro applications decreased by14% to $205.4 million, primarily due to the lower demand for our CO2 lasers from OEM-customers in the machine tool industry.  Net sales of lasers for marking and micro applications decreased by 10% to $272.2 million compared to fiscal year 2011, mainly due to a lower demand for our lasers for micro and marking applications principally from the electronics and photovoltaic industries.  Revenues for the component business increased by 8% to $62.5 million, primarily due to higher sales related to laser diode products and fiber-related components.

Gross Profit – The Company’s gross profit of $196.4 million represents a decrease of $35.7 million, or 15%, over the prior year.  As a percentage of sales, gross profit decreased to 36%.  The decreased percentage margin in fiscal year 2012 was primarily a result of lower fixed cost absorption due to a lower level of business, an unfavorable product mix, and a decrease in our service and spare parts business. Gross profit was unfavorably affected by $3.2 million in fiscal year 2012 due to the fluctuation of the U.S. dollar against foreign currencies.

Selling, General and Administrative Expenses – Selling, general and administrative expenses decreased by $6.4 million, or 6%, to $101.1 million, compared to fiscal year 2011 primarily as a result of less variable labor cost and third party sales commissions related to our lower level of business.  As a percentage of net sales, selling, general and administrative expenses increased to 19%.  Selling, general and administrative expenses were favorably affected by $3.5 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2012.

Research and Development – The Company’s net expenses for research and development amounted to $42.6 million, which represents an increase of $4.3 million, or 11%, primarily due to lower R&D grants compared to fiscal year 2011 and continuing activities to broaden our fiber laser product portfolio. Gross research and development expenses for fiscal year 2012 and 2011 were $44.2 million and $40.6 million, respectively, and were reduced by $1.6 million and $2.3 million of government grants during the respective periods.  The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, principally in Europe.  Research and development expenses were favorably affected by $2.1 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2012.

Other Income – Net other income of $2.0 million in fiscal year 2012 represents a decrease of $1.5 million compared to the prior year.  This decrease in net other income is a result of lower net exchange gains of $1.4 million in fiscal year 2012, compared to $1.9 million in fiscal year 2011, $0.1 million lower net interest income and $0.8 million lower net miscellaneous income, related to one-time income for cancellation fees in fiscal year 2011.

Income Tax Expense – Income tax expense of $17.2 million in fiscal year 2012 and $26.1 million in fiscal year 2011, represents effective tax rates of 32.8% and 29.9% for the respective periods. The higher effective income tax rate in fiscal year 2012 is mainly due to higher taxable income in countries with higher tax rates and additional taxes for the one-time repatriation of earnings. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.6 million due to the fluctuation of the U.S. dollar against foreign currencies.

Net Income Attributable to RSTI – As a result of the foregoing factors, net income attributable to RSTI of $34.5 million ($1.20 per diluted share, based on 28.7 million weighted average common shares outstanding) in fiscal year 2012 decreased by $25.5 million over the prior year’s net income attributable to RSTI of $60.0 million ($2.06 per diluted share, based on 29.1 million weighted average common shares outstanding). Net income attributable to RSTI was favorably affected by $3.0 million in fiscal year 2012 due to the fluctuation of the U.S. dollar against foreign currencies.

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

Research and Development – The Company’s net expenses for research and development amounted to $38.3 million, which represents an increase of $8.2 million, or 27%, primarily due to significant R&D activities related to the extension of the fiber laser product portfolio, lower R&D grants compared to fiscal year 2010, and additional expenses from the newly acquired Swiss subsidiary. Gross research and development expenses for fiscal years 2011 and 2010, were $40.6 million and $32.7 million, respectively, and were reduced by government grants of $2.3 million and $2.6 million during the respective periods.  The Company will continue to apply for, and expects to continue receiving, government grants for research and development, principally in Europe.  Research and development expenses were unfavorably affected by $1.0 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2011.

Other Income – Net other income of $3.5 million in fiscal year 2011 represents an increase of $1.5 million compared to fiscal year 2010.  The increase in net other income is primarily attributable to higher net exchange gains of $1.9 million compared to $1.5 million in fiscal year 2010, net interest income of $0.1 million compared to net interest expense of $0.4 million in fiscal year 2010 and $ 0.6 million in higher net miscellaneous income, mainly related to cancellation fees.

Income Tax Expense – Income tax expense of $26.1 million in fiscal year 2011 and $15.4 million in fiscal year 2010, represents effective tax rates of 29.9% and 33.6% for the respective periods. The lower effective income tax rate in fiscal year 2011 is mainly due to improved pre-tax income in locations with lower effective income tax rates and the realization of certain net operating losses from the newly acquired LASAG subsidiary. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.7 million due to the fluctuation of the U.S. dollar against foreign currencies.

Net Income Attributable to RSTI – As a result of the foregoing factors, net income attributable to RSTI of $60.0 million ($2.06 per diluted share, based on 29.1 million weighted average diluted common shares outstanding) in fiscal year 2011 increased by $30.2 million compared to fiscal year 2010’s net income attributable to RSTI of $29.8 million ($1.02 per diluted share, based on 29.2 million weighted average diluted common shares outstanding). Net income attributable to RSTI was favorably affected by $1.0 million in fiscal 2011 due to the fluctuation of the U.S. dollar against foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year 2012

The Company’s primary sources of liquidity at September 30, 2012, were cash and cash equivalents of $98.8 million, short-term investments of $2.4 million, short-term credit lines of $72.9 million and long-term loans of $7.2 million. As of September 30, 2012, $15.3 million was outstanding under the short-term lines of credit and $1.6 million was used for bank guarantees under these lines of credit, leaving $56.0 million available for borrowing under short-term lines of credit. In addition, the Company maintained credit lines specific to bank guarantees for $15.1 million, of which $6.7 million was used. Therefore, $64.3 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at September 30, 2012. At September 30, 2012, the entire amount of our long-term lines of credit was fully drawn. The Company is subject to financial covenants under some of these facilities and lines of credit, which could restrict the Company from drawing money under them.  At September 30, 2012, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $28.7 million during fiscal year 2012.  Approximately $22.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of the net income ($35.2 million) plus other non cash items, principally depreciation and amortization ($13.9 million) and a decrease in accounts receivable ($7.6 million). Operating cash flow was negatively affected by an increase of inventories ($18.2 million) and by a decrease in accrued liabilities and pension obligations ($11.4 million) and income tax payable ($6.2 million).

Net cash used in investing activities totaled $39.4 million for the year ended September 30, 2012, and was primarily related to various additions to property and equipment ($27.3 million), acquisitions ($13.4 million) and the purchase of short-term investments ($8.7 million), partly offset by the sale of short-term investments ($9.8 million).

Net cash used in financing activities totaled $9.5 million for the year ended September 30, 2012, and was primarily related to the stock buyback program ($10.7 million) and repayments of loans ($10.5 million), partly offset by borrowings from banks ($10.9 million).

The Company expects that its capital expenditures will be approximately $17 million in fiscal year 2013.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

As of September 30, 2012, $83.5 million of the total $101.2 million of cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance ($17.7 million) held by our US subsidiaries. As of that date, of the $22.5 million of the Group's indebtedness to banks, $5.0 million was owed by our US subsidiaries, and $17.5 million was owed by our non-US subsidiaries. We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition, the US Company has $15 million in available and unused lines of credit at September 30, 2012. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

The following table illustrates the Company’s contractual obligations as of September 30, 2012:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long and short-term debt	$22,545	$16,883	$2,992	$2,670	$—
Pension obligations	23,607	644	1,715	2,295	18,953
Operating lease obligations	35,504	9,501	12,821	5,936	7,246
Purchase obligations *	103,638	82,517	19,644	1,452	25
Interest obligation	786	464	218	23	81
Other short- and long-term obligations reflected on the registrant's Balance Sheet	4,449	887	1,043	409	2,110
Total	$190,529	$110,896	$38,433	$12,785	$28,415

*	Purchase obligations include payments due under various types of agreements to purchase raw materials, services or other goods.

Note – Uncertain tax benefit liabilities of $0.4 million are not included in the Company’s contractual obligation table, as the Company cannot make reasonable estimates about the timing of any required payments related to these liabilities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities, except for the remaining unused credit lines amounting to $64.3 million.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 64% of its net sales are denominated in other currencies, primarily the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, Canadian dollar, Indian rupee, and Chinese RMB.  Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity.  The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $2.3 million at September 30, 2012, as compared to $13.4 million at September 30, 2011.

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

The following chart compares our net sales, gross profit, and income from operations for each of fiscal years 2012, 2011, and 2010, to the equivalent financial results calculated on a “constant currency” basis.  Because this “constant currency” financial information does not conform to Generally Accepted Accounting Principles, it is presented under the caption “Non-GAAP Constant Currency”:

	Fiscal Year 2012		Fiscal Year 2011		Fiscal Year 2010
	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency
	(in millions)
Net sales	$540.1	$558.4	$597.8	$583.1	$423.6	$422.2
Gross profit	196.4	199.5	232.1	226.8	166.3	165.1
Income from operations	50.4	47.8	83.7	82.0	44.0	43.2

Between fiscal year 2011 and 2012, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 6.8%.  The impact of this weakening was to decrease net sales and gross profit by $18.3 million and $3.1 million, respectively, because approximately 64% of sales were denominated in other currencies, primarily the Euro.  This weakening of the Euro had the effect of decreasing operating expenses by $5.7 million, thereby increasing income from operations only by $2.6 million.

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

Allowance for Doubtful Accounts

The Company records allowances for uncollectible customer accounts receivable based on historical experience.  Additionally, an allowance is made based on an assessment of specific customers’ financial condition and liquidity.  If the financial condition of the Company’s customers were to deteriorate, additional allowances may be required. As a result of very strong deliveries during the fourth quarter of fiscal year 2012, one group of affiliated customers represents 11% of total gross accounts receivable as of September 30, 2012. No other individual customer represents more than 10% of total accounts receivable.  Any increase in allowance will impact operating income during a given period.

Inventory Valuation

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Provisions for slow moving and obsolete inventories are provided based on current assessments about historical experience and future product demand and production requirements for the next twelve months.  We also write-down up to ninety percent of our total demo inventory costs over thirty six months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain.  The Company evaluates the adequacy of these provisions quarterly.  Although the Company strives to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional provisions may be needed.  Any changes in provisions will impact operating income during a given period.

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

Recent Accounting Pronouncements Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The guidance became effective for the Company's second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued ASU 2010 - 28, “Intangibles - Goodwill and Other (ASC Topic 350)”, which amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance became effective for the Company in fiscal year 2012. The implementation of this authoritative guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”), which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company's second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 2 “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (fiscal year 2012 for the Company). The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2012

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under this guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. Otherwise, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The entity also has the option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal year 2013 for the Company), and early adoption is permitted. Adoption of ASU 2012-02 is not expected to have a material impact on the Company's financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company), and early adoption is permitted. Adoption of ASU 2011-08 is not expected to have a material impact on the Company’s financial statements.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

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

Interest Rate Sensitivity

As of September 30, 2012, the Company maintained cash equivalents and short-term investments of $101.2 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than one year.  If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be less than $0.1 million.

As of September 30, 2012, the Company had $2.8 million of variable rate debt on which the interest rate is reset every three months, $5.5 million of variable rate debt on which the interest rate is reset every six months, $1.9 million of variable rate debt on which the interest rate is reset every twelve months and $12.3 million of fixed rate debt.  Maturities of this debt are as follows: $16.9 million is due in 2013, $1.7 million is due in 2014, $1.3 million is due in 2015, and $2.7 million is due in 2016.  A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into an interest rate swap agreement of total notional amount of Euro 2.2 million (equivalent to $2.8 million based on the exchange rate at September 30, 2012) to minimize the interest expenses on a portion of its variable debt described in the previous paragraph that is short-term debt by shifting from variable to fixed interest rates.

The Company has entered into an interest rate swap agreement of total notional amount of Swiss francs 4.0 million (equivalent to $4.3 million based on the exchange rate at September 30, 2012) to minimize the interest expenses on a portion of its variable debt described in the above paragraph that is short-term debt by shifting from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2012, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.4 million. The gains or losses resulting from a 10% change in currency exchange rates would be approximately less than $0.1 million and $0.1 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) .  Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2012, the end of its fiscal year. Management based its assessment on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Stockholders to be held in March 2013, and is incorporated by reference herein.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Stockholders to be held in March 2013, and is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2002 Equity Incentive Plan	987,700		2/20/2004	—
2007 Incentive Stock Plan	2,122,150	*	1/28/2004	1,097,500
Total equity compensation plans approved by security holders	3,109,850		3/25/2004	1,097,500
Equity compensation plans not approved by security holders	—		—	—
Total	3,109,850		3/25/2004	1,097,500

The remaining information required by this is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Stockholders to be held in March 2013, and is incorporated by reference herein.

* Does not include 60,000 shares that were issued as the annual grants of shares of common stock to outside Board of Directors.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, and “Certain Relationships and Related Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Stockholders to be held in March 2013, and is incorporated by reference herein.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of Rofin-Baasel Lasertech GmbH & Co. KG (“CBL”), Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract upon two-year notice.  The Company paid expenses, mainly for rental expenses, $0.8 million to Mr. Baasel during fiscal year 2012, and $0.9 million, during fiscal years 2011 and 2010.

The Company believes that all transactions noted above, have been executed on an arms-length basis.  Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2012 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2004, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants” in the definitive form of the Company’s Proxy Statement to be filed in connection with the Company’s 2013 Annual Meeting of Stockholders to be held in March 2013, is incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1	Consolidated Financial Statements
The following financial statements are filed as part of this Form 10-K:
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets as of September 30, 2012, and 2011	F-2
Consolidated Statements of Operations for the years ended
		September 30, 2012, 2011, and 2010	F-4
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income for the years ended
		September 30, 2012, 2011, and 2010	F-5
Consolidated Statements of Cash Flows for the years ended
		September 30, 2012, 2011, and 2010	F-7
		Notes to Consolidated Financial Statements	F-8
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts	F-32

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

	3	Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

3.2	By-Laws of the Company, As Amended Through November 29, 2011 (*******)

4.1	Form of Rights Agreement (*)

10.1	Form of Sale and Transfer Agreement between Siemens Aktiengesellschaft and Rofin-Sinar Technologies Inc. (*)

10.2	Form of Sale and Transfer Agreement by and among Siemens Power Corporation and Rofin-Sinar Technologies Inc. (*)

10.3	Form of Tax Allocation and Indemnification Agreement among Rofin-Sinar Technologies Inc., Rofin-Sinar, Inc., Siemens Corporation, and Siemens Power Corporation (*)

10.4	Joint Venture Agreement, dated as of May 27, 1992, by and among Rofin-Sinar Laser GmbH, Marubeni Corporation and Nippei Toyama Corporation (*)

10.5	Cooperation Agreement, dated as of May 27, 1992, among Nippei Toyama Corporation, Rofin-Sinar Laser GmbH, and Marubeni Corporation (*)

10.6	Cooperation Agreement, dated as of May 27, 1992, among Rofin-Sinar Laser GmbH, Marubeni Corporation, and Nippei Toyama Corporation (*)

10.7	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between Rofin-Sinar Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.8	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and Rofin-Sinar Laser GmbH (in German, English summary provided) (*)

10.9	Lease Agreement, dated March 25, 1993, between DR Group and Rofin-Sinar, Incorporated (Concept Drive property) (*)

10.10	Rofin-Sinar Laser GmbH Pension Plan (in German, English summary provided) (*) (a)

10.11	Form of 1996 Equity Incentive Plan (*) (a)

10.12	Form of 1996 Non-Employee Directors’ Stock Plan (*) (a)

10.13	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)

10.14	Form of Employment Agreement, dated as of September 2, 1996, among Peter Wirth, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (a)

10.15	Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, Rofin-Sinar Laser GmbH, and Rofin-Sinar Technologies Inc. (in German, English summary provided) (*) (a)

10.16	English Translation of Acquisition Agreement, dated as of April 29, 2000, by and between Mannesmann Demag Krauss-Maffei AG and Rofin-Sinar Laser GmbH (***)

10.17	English Translation of Option Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (**)

EXHIBIT NUMBER	DESCRIPTION

10.18	Lease Agreement between Carl Baasel and Rofin-Sinar Laser GmbH (**)

10.19	2002 Equity Incentive Plan (****) (a)

10.20	2007 Incentive Stock Plan (******) (a)

14.1	Code of Business Ethics (*****)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(***)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on January 18, 2001.

(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(*****)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

(******)
Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 25, 2007, and as amended by the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2011.

(*******)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 29, 2011.

(a)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(c) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 29, 2012	ROFIN-SINAR TECHNOLOGIES INC.

	By:	/s/ Günther Braun
Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Wirth	Chairman of the Board	November 29, 2012
Peter Wirth

/s/ Günther Braun	President, Chief Executive Officer,	November 29, 2012
Günther Braun	and Director

/s/ Ingrid Mittelstaedt	Chief Financial Officer	November 29, 2012
Ingrid Mittelstaedt

/s/ Ralph Reins	Director	November 29, 2012
Ralph Reins

/s/ Gary Willis	Director	November 29, 2012
Gary Willis

/s/ Carl F. Baasel	Director	November 29, 2012
Carl F. Baasel

/s/ Daniel Smoke	Director	November 29, 2012
Daniel Smoke

/s/ Stephen Fantone	Director	November 29, 2012
Stephen Fantone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Rofin-Sinar Technologies Inc. and Subsidiaries
Plymouth, Michigan
We have audited the accompanying consolidated balance sheets of Rofin-Sinar Technologies Inc. and subsidiaries (the "Company") as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15 (the “financial statement schedule”). We also have audited the Company's internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Detroit, MI
November 29, 2012

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$98,735	$127,412
Short-term investments	2,428	2,964
Accounts receivable, trade	111,850	123,084
Less allowance for doubtful accounts	(3,915)	(3,693)
Trade accounts receivable, net	107,935	119,391
Accounts receivable from related party (note 14)	313	369
Other accounts receivable	5,103	5,294
Inventories, net (note 3)	202,188	188,847
Prepaid expenses	5,823	7,367
Deferred income tax assets (note 11)	16,997	15,625
Total current assets	439,522	467,269
Long-term investments (note 4)	3,200	3,700
Property and equipment, at cost (note 5)	161,249	139,268
Less accumulated depreciation	(81,248)	(73,714)
Property and equipment, net	80,001	65,554
Deferred income tax assets (note 11)	13,970	13,711
Goodwill (note 6)	101,615	90,500
Intangibles, net (note 6)	11,938	12,157
Other assets	2,286	1,055
Total assets	$652,532	$653,946
LIABILITIES AND EQUITY
Current liabilities:
Line of credit and short-term borrowings (note 8 and 9)	$16,883	$8,121
Accounts payable, trade	26,644	27,082
Accounts payable to related party (note 14)	98	311
Income taxes payable (note 11)	7,049	13,849
Deferred income tax liabilities (note 11)	1,011	991
Accrued liabilities (note 7)	69,010	83,587
Total current liabilities	120,695	133,941
Long-term debt (note 9)	5,662	14,742
Pension obligations (note 12)	23,253	17,549
Deferred income tax liabilities (note 11)	4,746	5,781
Other long-term liabilities	4,257	3,316
Total liabilities	158,613	175,329
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,495,500 shares issued at September 30, 2012 (32,404,100 shares issued at September 30, 2011)	325	324
Additional paid-in capital	223,339	217,896
Retained earnings	428,053	393,523
Accumulated other comprehensive income (loss)	(4,236)	10,446

Treasury shares, at cost, 4,422,536 shares at September 30, 2012 (3,917,341 at September 30, 2011)	(158,904)	(148,232)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	488,577	473,957
Noncontrolling interest in subsidiaries	5,342	4,660
Total equity	493,919	478,617
Total liabilities and equity	$652,532	$653,946
See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010
(dollars in thousands, except share and per share amounts)

	Years ended September 30,
	2012	2011	2010
Net sales	$540,121	$597,763	$423,570
Cost of goods sold	343,769	365,684	257,316
Gross profit	196,352	232,079	166,254

Selling, general and administrative expenses	101,088	107,510	89,908
Research and development expenses	42,604	38,337	30,137
Amortization expense	2,279	2,569	2,250
Income from operations	50,381	83,663	43,959

Other expense (income):
Interest income	(692)	(868)	(601)
Interest expense	681	733	976
Foreign currency gains	(1,358)	(1,946)	(1,490)
Miscellaneous	(642)	(1,399)	(827)
Total other expense (income), net	(2,011)	(3,480)	(1,942)

Income before income taxes	52,392	87,143	45,901
Income tax expense (note 11)	17,180	26,070	15,442
Net income	35,212	61,073	30,459
Less: net income attributable to the noncontrolling interest	682	1,041	619
Net income attributable to RSTI	$34,530	$60,032	$29,840

Net income attributable to RSTI per share (note 13):
Per Share of Common Stock Basic	$1.21	$2.11	$1.04
Per Share of Common Stock Diluted	$1.20	$2.06	$1.02

Weighted average shares used in computing earnings per share (note 13):
Basic	28,498,395	28,440,185	28,807,130
Diluted	28,744,267	29,104,945	29,211,850
See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010
(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non- Controlling Interests	Total
BALANCES at September 30, 2009	28,919,819	$318	$196,185	$303,651	$38,176	$(119,996)	$418,334	$3,360	$421,694
Comprehensive income
Fair value of interest swap agreement		—	—	—	31	—	31	—	31
Defined benefit pension plan:
Net loss arising during period
(net of tax benefit of $290)		—	—	—	(825)	—	(825)	—	(825)
Foreign currency translation
adjustment			—	—	(22,983)	—	(22,983)	—	(22,983)
Net income		—	—	29,840	—	—	29,840	619	30,459
Total comprehensive income							6,063	619	6,682
Common stock issued in connection with:
Stock incentive plans	202,100	2	8,915	—	—	—	8,917	—	8,917
Dividend payments		—	—	—	—	—	—	(360)	(360)
Purchases of treasury stock	(853,923)	—	—	—	—	(19,457)	(19,457)	—	(19,457)
BALANCES at September 30, 2010	28,267,996	$320	$205,100	$333,491	$14,399	$(139,453)	$413,857	3,619	$417,476
Comprehensive income:
Fair value of interest swap agreement (net of tax benefit of $43)		—	—	—	(151)	—	(151)	—	(151)
Defined benefit pension plan:
Net loss arising during period
(net of tax benefit of $2)		—	—	—	419	—	419	—	419
Foreign currency translation
adjustment		—	—	—	(4,221)	—	(4,221)	—	(4,221)
Net income		—	—	60,032	—	—	60,032	1,041	61,073
Total comprehensive income							56,079	1,041	57,120
Common stock issued in connection with:
Stock incentive plans	452,600	4	12,796	—	—	—	12,800	—	12,800
Purchases of treasury stock	(233,837)	—	—	—	—	(8,779)	(8,779)	—	(8,779)
BALANCES at September 30, 2011	28,486,759	$324	$217,896	$393,523	$10,446	$(148,232)	473,957	$4,660	$478,617

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME, CONTINUED
YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010
(dollars in thousands)

	Number of Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non- Controlling Interests	Total
BALANCES at September 30, 2011	28,486,759	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	$4,660	$478,617
Comprehensive income:
Fair value of interest swap agreement (net of tax benefit of $5)		—	—	—	(9)	—	(9)	—	(9)
Defined benefit pension plan:
Net loss arising during period (net of tax benefit of $1,679)		—	—	—	(3,540)	—	(3,540)	—	(3,540)
Foreign currency translation adjustment		—	—	—	(11,133)	—	(11,133)	—	(11,133)
Net income		—	—	34,530	—	—	34,530	682	35,212
Total comprehensive income							19,848	682	20,530
Common stock issued in connection with:
Stock incentive plans	91,400	1	5,443	—	—	—	5,444	—	5,444
Purchases of treasury stock	(505,195)	—	—	—	—	(10,672)	(10,672)	—	(10,672)
BALANCES at September 30, 2012	28,072,964	$325	$223,339	$428,053	$(4,236)	$(158,904)	488,577	$5,342	$493,919

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2012, 2011, AND 2010
(dollars in thousands)

	Years ended September 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,212	$61,073	$30,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,924	13,027	11,646
Issuance of restricted stock	222	311	260
Provision for doubtful accounts	1,176	1,606	421
Exchange rate gains	(1,356)	(914)	(1,864)
(Gain) Loss on disposal of property and equipment	151	135	49
Stock-based compensation expenses	4,466	5,200	5,647
Deferred income taxes	(1,744)	(3,441)	206
Change in operating assets and liabilities:
Accounts receivable, trade	7,594	(21,349)	(21,761)
Other accounts receivable	120	(1,427)	(1,441)
Inventories	(18,172)	(27,529)	(21,203)
Prepaid expenses and other	(1,958)	(4,186)	(2,030)
Accounts payable	(94)	2,718	10,773
Income taxes payable	(6,185)	6,961	7,269
Accrued liabilities and pension obligations	(11,380)	17,786	18,413
Net cash provided by operating activities	21,976	49,971	36,844
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(27,283)	(21,779)	(8,617)
Proceeds from the sale of property and equipment	173	418	234
Purchases of short-term investments	(8,707)	(8,640)	(10,913)
Sales of short-term and long-term investments	9,841	12,648	12,441
Acquisition of businesses, net of cash acquired	(13,413)	(11,161)	(1,400)
Net cash used in investing activities	(39,389)	(28,514)	(8,255)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from bank	10,949	6,253	30,206
Repayments to bank	(10,483)	(9,498)	(39,948)
Purchase of treasury stock	(10,672)	(8,779)	(19,457)
Issuance of common stock	460	7,153	3,006
Excess tax benefit from stock options	295	136	4
Payments to subsidiary’s minority shareholders	—	—	(360)
Net cash used in financing activities	(9,451)	(4,735)	(26,549)
Effect of foreign currency translation on cash	(1,813)	62	(7,540)

Net increase (decrease) in cash and cash equivalents	(28,677)	16,784	(5,500)
Cash and cash equivalents at beginning of year	127,412	110,628	116,128
Cash and cash equivalents at end of year	$98,735	$127,412	$110,628

Cash paid during the year for interest	$714	$673	$814
Cash paid during the year for income taxes	$24,812	$21,060	$5,237
See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012, 2011, and 2010
(dollars in thousands, except per share amounts)

1.          SUMMARY OF ACCOUNTING POLICIES

Description of the Company and Business

The primary business of Rofin-Sinar Technologies Inc. (“Rofin” or “RSTI” or “the Company”) is to develop, manufacture, and market industrial lasers and supplies used for material processing applications.  The majority of the Company’s customers are in the machine tool, automotive and semiconductor, and electronics industries and are located in the United States, Europe, and Asia.  For the years ended September 30, 2012, 2011, and 2010, Rofin generated approximately 61%, 64%, and 60%, respectively, of its revenues from the sale of lasers and laser systems. For the years ended September 30, 2012, 2011, and 2010, approximately 39%, 36%, and 40%, respectively, of its revenues were generated from sales of after-sales services, replacement parts and components for laser products.

The accompanying financial statements present the historical financial information of Rofin-Sinar Technologies Inc., its wholly-owned subsidiaries Rofin-Sinar, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), Rofin-Baasel Canada Ltd., Dilas Diodelaser, Inc., Corelase Oy, Nufern, Rofin-Sinar Technologies Europe S.L. (“RSTE”) and its 80%-owned subsidiaries Nanjing Eastern Laser Company, Ltd. (“NELC”) and Nanjing Eastern Technologies Company, Ltd. (“NET”). RSTE, a European holding company formed in 1999, owns 100% of Rofin-Sinar Laser GmbH (“RSL”), 95% of Dilas Diodenlaser GmbH (“Dilas”), 100% of Rofin-Baasel Italiana S.r.l., 100% of Rofin-Baasel France S.A., 100% of Rofin-Sinar UK Ltd., 100% of Rofin-Baasel UK Ltd., 100% of Rofin-Baasel Benelux B.V., 100% of Rofin-Baasel Singapore Pte., Ltd., 100% of Rofin-Baasel Espana S.L. (“RBE”), 100% of Rofin-Baasel Taiwan Ltd., 100% of Rofin-Baasel Korea Co., Ltd., 100% of Rofin-Lasag AG (“LASAG”) and 100% of Rofin-Baasel Swiss AG.

Rofin Baasel UK Ltd. owns 100% of ES Technology Ltd. (“EST”). The financial statements of EST include the consolidated accounts of Laser Service Ltd.

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its 88%-owned subsidiary, Rofin-Baasel Japan Corporation, its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, Rofin-Baasel Lasertech GmbH & Co. KG (“CBL”), its 100%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft GmbH, its 90%-owned subsidiary m2k-laser GmbH (“m2k“), its 100%-owned subsidiary ROFIN BAASEL Laser India Pvt. Ltd., and its 80%-owned subsidiary Rofin-Baasel China Co., Ltd.

CBL includes the consolidated accounts of its wholly-owned subsidiaries, Rofin-Baasel, Inc. (“RB Inc.”), WB-PRC Laser Service GmbH, and PMB Elektronik GmbH (which was merged with H2B Photonics GmbH in May 2012).

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

•
Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland) (“LASAG”), through its wholly-owned subsidiary RSTE. Additionally, the Company acquired the LASAG sales and service operations in Germany, Italy, Japan, and the United States. LASAG is one of the original laser companies with more than 30 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling, and scribing applications to the medical device, automotive, electronic, and aerospace industries. In addition, LASAG has special expertise in high-precision drilling and laser processing heads.  This purchase resulted in goodwill of $1.6 million and other intangibles, net of $2.3 million.

•
Effective August 24, 2011, the Company formed ROFIN BAASEL Laser India Pvt. Ltd. in Mumbai (India) as a wholly-owned subsidiary through its wholly-owned subsidiaries Rofin-Sinar Laser GmbH (99%) and Rofin-Baasel Lasertech GmbH & Co KG (1%). It started its operations in October 2011 and is responsible for sales and service of ROFIN laser products in India.

•
On each of October 26, 2011, and March 12, 2012, the Company purchased an additional 5% of the share capital of m2k-laser GmbH through Rofin-Sinar Laser GmbH under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result of those share purchases, the Company currently holds 90% of the share capital of m2k-laser GmbH.

•
Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include ultra short pulse, mode-locked fiber laser systems, fiber laser modules, and other components. The terms of the purchase included payment of a deferred purchase price based on Corelase Oy achieving certain financial targets. On December 14, 2011, the Company finalized and paid the deferred purchase price. This payment resulted in additional goodwill of $13.4 million.

•
Effective September 29, 2011, the Company received the remaining 15% of the share capital of H2B Photonics GmbH through a transfer of shares and now holds 100% of the share capital. In May 2012, the Company merged its wholly-owned subsidiary PMB Elektronik GmbH with H2B and named the new formed subsidiary PMB Elektronik GmbH.

None of these acquisitions were material for the purpose of proforma presentation.

Fair Value

The Company’s cash, short-term investments, accounts receivable, and accrued liabilities are carried at amounts, that reasonably approximate their fair value due to their short-term nature. The Company’s notes payable are at variable interest rates that approximate market.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

Assets and liabilities recorded at fair value in our balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair values.  Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and are as follows:

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
We also write-down up to ninety percent of our total demo inventory costs over thirty six months.

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

Total depreciation expense for the years ended September 30, 2012, 2011, and 2010, amounted to $11.6 million, $10.5 million, and $9.4 million, respectively.

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

As a result of very strong deliveries during the fourth quarter of fiscal year 2012, one group of affiliated customers represents 11% of total gross accounts receivable as of September 30, 2012. No other individual customer represents more than 10% of total accounts receivable.

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

Foreign Currency Translation

The assets and liabilities of the Company’s operations outside the United States are translated into U.S. dollars at exchange rates in effect on the balance sheet date, and revenues and expenses are translated using a weighted average exchange rate during the period. Gains or losses resulting from the translation of foreign currency financial statements are recorded as a separate component of stockholders’ equity.  Gains and losses resulting from the remeasurement of foreign currency transactions are reported as a component of “Other expense (income), net”.

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

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, pension liability adjustments, and fair value of interest rate swap agreements, and is presented in the consolidated statements of stockholders’ equity and comprehensive income. Accumulated other comprehensive income is comprised of the following:

	September 30,
	2012	2011	2010
Foreign currency translation adjustment	2,261	13,394	17,614
Defined benefit pension plans (net of taxes of $3,234 in 2012, $1,555 in 2011, and $1,553 in 2010)	(6,308)	(2,768)	(3,187)
Fair value of interest swap agreements (net of taxes of $59 in 2012, $54 in 2011, and $11 in 2010)	(189)	(180)	(28)
Total accumulated other comprehensive income (loss)	(4,236)	10,446	14,399

Research and Development Expenses

Research and development costs are expensed when incurred and are net of German and other European governments and European Union grants of $1,638, $2,305, and $2,586, received for the years ended September 30, 2012, 2011, and 2010, respectively.  The Company has no future obligations under such grants.

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

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. The gains and losses from these foreign currency forward contracts and forward exchange options are reflected in the consolidated statement of operations. At September 30, 2012, the Company held Japanese yen forward exchange options with notional amounts of Euro 0.4 million.

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

Recent Accounting Pronouncements Adopted

In May 2011, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. This guidance became effective for the Company's second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued ASU 2010 -28 “Intangibles - Goodwill and Other (ASC Topic 350)”, which amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This authoritative guidance became effective for the Company in fiscal year 2012. The implementation of this authoritative guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In January 2010, the FASB issued ASU No. 2010-6, “Fair Value Measurements and Disclosures” (“ASU 2010-6”), which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-6 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-6 became effective for the Company's second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note 2 “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which was effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (fiscal year 2012 for the Company). The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2012

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite - Lived Intangible Assets for Impairment”, which amends the guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. Under this guidance, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity determines that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. Otherwise, the entity is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. The entity also has the option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal year 2013 for the Company), and early adoption is permitted. Adoption of ASU 2012-02 is not expected to have a material impact on the Company's financial statements.

In September 2011, the FASB issued ASU 2011-8, “Testing Goodwill for Impairment”. The amendments under ASU 2011-8 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company), and early adoption is permitted. Adoption of ASU 2011-8 is not expected to have a material impact on the Company’s financial statements.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

2.          FAIR VALUE MEASUREMENTS

Financial assets and liabilities, measured at fair value on a recurring basis, are classified on the valuation hierarchy in the table below:

September 30, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$98,735	$98,735	$—	$—
Short-term investments	2,428	2,428	—	—
Derivatives	(239)	—	(239)	—
Non-current auction rate securities	3,200	—	—	3,200
Total assets and liabilities at fair value	$104,124	$101,163	$(239)	$3,200

September 30, 2011	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$127,412	$127,412	$—	$—
Short-term investments	2,964	2,964	—	—
Derivatives	(382)	—	(382)	—
Non-current auction rate securities	3,700	—	—	3,700
Total assets and liabilities at fair value	$133,694	$130,376	$(382)	$3,700

The changes in the fair value measurement of investments using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2010	$4,950
Settlements	(1,250)
September 30, 2011	$3,700
Settlements	(500)
September 30, 2012	$3,200

3.          INVENTORIES

Inventories, net of obsolescence and lower of cost or market reserves, are summarized as follows:

	September 30,
	2012	2011
Finished goods	$31,205	$26,350
Work in progress	49,678	51,006
Raw materials and supplies	69,648	66,777
Demo inventory	19,247	16,392
Service parts	32,410	28,322
Total inventories	$202,188	$188,847

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $3.2 million at September 30, 2012.  All sales were settled, for cash, at par value.  At September 30, 2012, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  The Company has historically used a discounted cash flow model to determine the fair market value of these investments.  This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods.  As a result, the Company concluded that the par value of these investments approximates fair market value.  Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

5.          PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,
	2012	2011
Buildings	$41,967	$37,179
Technical machinery and equipment	53,038	44,434
Construction in progress	5,264	6,372
Furniture and fixtures	27,309	24,081
Computers and software	8,402	8,299
Leasehold improvements	25,269	18,903
Total property and equipment, at cost	$161,249	$139,268

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2012 and 2011, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2010	$43,997	$13,445	$32,354	$89,796
Additional goodwill from acquisitions	—	—	1,598	1,598
Adjustment to goodwill from final purchase price allocation	—	(125)	—	(125)
Currency exchange differences	(483)	(36)	(250)	(769)
Balance as of September 30, 2011	$43,514	$13,284	$33,702	$90,500
Additional goodwill from acquisitions	—	—	13,413	13,413
Currency exchange differences	(1,712)	(128)	(458)	(2,298)
Balance as of September 30, 2012	$41,802	$13,156	$46,657	$101,615

The carrying values of other intangible assets are as follows:

	September 30, 2012		September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,385	$7,649	$10,627	$6,715
Customer base	18,812	15,357	19,142	15,409
Other	21,186	15,439	20,119	15,607
Total	$50,383	$38,445	$49,888	$37,731

Patents are amortized on a straight-line basis over the life of the patent which ranges from 1 to 20 years.  Customer base is amortized on a straight-line basis over seven years.  Other intangible assets mainly comprised of software and unpatented technology are amortized on a straight-line basis between 1 and 16 years. Amortization expense for the years ended September 30, 2012, 2011, and 2010, was $2,279, $2,569, and $2,250, respectively.  At September 30, 2012, estimated amortization expense for the next five fiscal years based on the average exchange rates as of September 30, 2012, is as follows:

2013	$2,700
2014	2,700
2015	2,500
2016	1,700
2017	1,500

7.          ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,
	2012	2011
Employee compensation	$21,968	$25,920
Warranty reserves	11,894	13,197
Other taxes payable	440	233
Customer deposits	17,605	23,647
Other	17,103	20,590
Total accrued liabilities	$69,010	$83,587

The Company provides for the estimated costs of product warranties when revenue is recognized.  The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions.  The change in warranty reserves for the years ended September 30, 2012 and 2011, are as follows:

Balance as of September 30, 2010	$10,417
Additional accruals for warranties during the period	7,846
Usage during the period	(4,909)
Currency translation	(157)
Balance as of September 30, 2011	$13,197
Additional accruals for warranties during the period	3,448
Usage during the period	(4,342)
Currency translation	(409)
Balance as of September 30, 2012	$11,894

8.          LINES OF CREDIT

The Company maintains $20,000 in short-term lines of credit in the U.S. As of September 30, 2012, $15,000 remained unused and available for future use.  As of September 30, 2011, $20,000 was available under short-term lines of credit in the U.S.

In addition, the Company’s non-U.S. subsidiaries have short-term credit lines amounting to $52,911, which allow them to borrow in the applicable local currency.  At September 30, 2012 and 2011, direct borrowings under these agreements totaled $10,316 and $6,487, respectively.  Additionally, $1,631 and $10,259 were used for bank guarantees under those lines of credit as of September 30, 2012 and 2011, respectively.  The remaining unused portion of the lines of credit at September 30, 2012, was $40,964, in aggregate. Interest rates vary from 0.72% to 5.77%, depending upon the country and the usage made of the available credit.

Furthermore, the Company also maintains credit lines specific to bank guarantees amounting to $15,088 and $6,315 as of September 30, 2012 and 2011, respectively, of which $6,742 and $261 was used as of September 30, 2012 and 2011, respectively.

9.          LONG-TERM DEBT

CBL maintains a loan amounting to $2,842. This loan will be repaid evenly over the next three years.  The current portion of $1,033 and $1,080 is classified in “Line of credit and short-term borrowings” in the consolidated balance sheet as of September 30, 2012 and 2011, respectively.

LASAG maintains a loan amounting to $4,272. This loan will be repaid over the next four years. The current portion of $534 and $554 is classified in “Line of credit and short-term borrowings” in the consolidated balance sheet as of September 30, 2012 and 2011, respectively.

Corelase Oy maintains long-term credit facilities of $115 which expire in 2014.

As of September 30, 2012, $5,662 was fully borrowed under the above mentioned facilities at an average interest rate of 2.55%.  As of September 30, 2011, $14,742 was borrowed under such facilities at an average interest rate of 4.02%.

The Company is subject to financial covenants under some of these credit facilities and lines of credit, which could restrict the Company from drawing money under them.  At September 30, 2012, the Company was in compliance with these covenants.
10.        COMMITMENTS

The Company leases operating facilities and equipment under operating leases, which expire at various dates through 2024.  The lease agreements require payment of real estate taxes, insurance, and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancellable operating leases as of September 30, 2012, are:

Fiscal year ending September 30,	Total
2012	$9,501
2013	7,637
2014	5,184
2015	3,466
2016	2,470
2017 and thereafter	7,246

Rent expense charged to operations for the years ended September 30, 2012, 2011, and 2010, approximated $10,061, $10,169, and $9,066, respectively.

Purchase obligations for payments due under various types of agreements to purchase raw materials, services and other goods as of September 30, 2012, are:

Less than 1 Year	$82,517
1 - 3 Years	19,644
3 - 5 Years	1,452
More than 5 years	25

11.        INCOME TAXES

Significant components of the income tax provision are as follows:

	Years ended September 30,
	2012	2011	2010
Current:
United States	$5,710	$5,050	$247
Foreign	13,214	24,461	12,799
Total current	18,924	29,511	13,046
Deferred:
United States	(1,145)	(3,164)	2,875
Foreign	(599)	(277)	(479)
Total deferred	(1,744)	(3,441)	2,396
Total income tax expense	$17,180	$26,070	$15,442

Income (Loss) before income taxes is attributable to the following geographic regions:

	Years ended September 30,
	2012	2011	2010
United States	$9,101	$8,443	$2,179
Germany	28,112	59,396	35,019
France	77	802	(31)
Italy	794	1,868	950
Singapore	2,454	1,945	554
United Kingdom	7,442	7,505	4,656
China	2,139	3,405	1,822
Japan	996	565	169
Other	1,277	3,214	583
Total income before income taxes	$52,392	$87,143	$45,901
The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,
	2012	2011	2010
U.S. federal statutory tax rate	35%	35%	35%
Computed “expected” tax expense	$18,316	$30,500	$16,066
Difference between U.S. and foreign statutory rates	(2,828)	(4,819)	(2,296)
Other permanent differences	134	87	402
Adjustment of valuation allowance	(151)	237	149
Change in statutory tax rates	(135)	(76)	(112)
Other	1,844	141	1,233
Actual tax expense	$17,180	$26,070	$15,442

Total income taxes for the years ended September 30, 2012, 2011, and 2010, were allocated as follows:

	Years ended September 30,
	2012	2011	2010
Income taxes from operations	$17,180	$26,070	$15,442
Stockholders’ equity:
Tax benefit applicable to the exercise of stock options	(295)	(136)	(4)
Tax (benefit) expense applicable to defined benefit pension plan	(1,679)	(2)	(290)
Tax (benefit) expense applicable to the fair value of interest swap agreements	(5)	(43)	11
Total income tax	$15,201	$25,889	$15,159

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of net deferred income taxes are as follows:

	September 30,
	2012	2011
Deferred income tax assets:
Foreign
Net operating loss carryforwards	$5,936	$5,928
Pension obligations	2,019	1,143
Inventories	5,825	5,089
Accounts payable	—	100
Other	1,636	632
Total Foreign	15,416	12,892
United States:
Net operating loss carryforwards	8,084	8,998
Tax credits	122	122
Warranty reserve	908	826
Inventories	6,254	5,096
Allowance for doubtful accounts	283	367
Accrued liabilities	837	565
Pension obligations	1,753	966
Property & equipment	—	181
Stock-based compensation expense	1,907	1,841
Other	356	222
Total United States	20,504	19,184
Gross deferred income tax assets	35,920	32,076
Less: Valuation allowance	(3,091)	(3,242)
Net deferred income tax assets	$32,829	$28,834
Deferred income tax liabilities:
Foreign:
Property & equipment	(833)	(1,358)
Intangibles	(4,187)	(4,091)
Accounts receivable	(318)	(206)
Other	(1,812)	(611)
Total Foreign	(7,150)	(6,266)
United States:
Accounts receivable	(170)	(4)
Other current assets	(282)	—
Non-US earnings	(17)	—
Total United States	(469)	(4)
Gross deferred income tax liabilities	(7,619)	(6,270)
Net deferred income tax assets	$25,210	$22,564

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,
	2012	2011
Deferred income tax assets – current	$16,997	$15,625
Deferred income tax assets – non current	13,970	13,711
Deferred income tax liabilities – current	(1,011)	(991)
Deferred income tax liabilities – non current	(4,746)	(5,781)
Net deferred income tax assets	$25,210	$22,564

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

At September 30, 2012, the Company had state net operating tax loss carryforwards available of $44.1 million in the United States (which start to expire in 2022) and federal net operating tax loss carryforwards available of $14.0 million and, $3.7 million in Germany, and $20.2 million in other European countries (which start to expire in 2015). As of September 30, 2012, deferred tax assets, net of valuation allowances related to these operating tax losses and tax credits, amounted to $10.9 million.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $380 million at September 30, 2012. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, they would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date. As of September 30, 2012, the Company's gross unrecognized tax benefits totaled $0.4 million, which includes less than $0.1 million of interest and penalties. Approximately $0.4 million of unrecognized tax benefits would impact the effective tax rate, if recognized. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

Balance at September 30, 2009	$637
Decreases in tax positions for prior years	(22)
Increases in tax positions for current years	—
Settlements with taxing authorities	—
Balance at September 30, 2010	615
Decreases in tax positions for prior years	(3)
Increases in tax positions for current years	250
Settlements with taxing authorities	(34)
Balance at September 30, 2011	828
Decreases in tax positions for prior years	(392)
Increases in tax positions for current years	—
Settlements with taxing authorities	—
Balance at September 30, 2012	$436

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2006. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for years before 2005.

12.        EMPLOYEE BENEFIT PLANS

The Company has defined benefit pension plans for the RSL, RBE and RS Inc. employees.  The Company’s U.S. plan began in fiscal year 1995 and is funded. Any new employees hired after January 1, 2007, are not eligible for the RS Inc. pension plan. As is the normal practice with German companies, the German pension plan is unfunded.  Any new employees, hired after the acquisition of CBL, are not eligible for the RSL pension plan. The Company’s Spanish plan began in fiscal year 2009 and is funded. The measurement date of the Company’s pension plans is September 30.

Effective January 1, 2012, the RS Inc. defined benefit pension plan was amended to exclude highly compensated employees, as defined by the Internal Revenue Service, from receiving future years of service under the RS Inc. pension plan. A non-qualified defined benefit pension plan was created to replace the benefits lost by the employees that were otherwise excluded from the qualified pension plan.

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

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,
	2012		2011
Change in benefit obligation:
Projected benefit obligation at beginning of year	$25,528		$25,008
Service cost	830		795
Interest cost	1,277		1,206
Actuarial losses (gains)	6,133		(882)
Foreign exchange rate impacts	(630)		(119)
Benefits paid – total	(523)		(480)
Projected benefit obligation at end of year	32,615		25,528
Projected benefit obligation at end of year:
U.S. plans	13,700		10,194
Foreign plans	18,915		15,334
Projected benefit obligation at end of year	32,615		25,528
Change in plan assets:
Fair value of plan assets at beginning of year	7,623		6,547
Actual return on plan assets	1,177		(114)
Employer contributions	430		1,409
Foreign exchange rate impacts	(2)		—
Benefits paid – funded plans	(220)		(219)
Fair value of plan assets at end of year	9,008		7,623
Fair value of plan assets at end of year:
U.S. plans	8,952		7,577
Foreign plans	56		46
Fair value of plan assets at end of year	9,008		7,623
Funded status at end of year	$(23,607)	*	$(17,905)	*

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(23,607)	$(17,905)
Accumulated other comprehensive loss (pre-tax)	9,542	4,323
Net amount recognized	$(14,065)	$(13,582)

*$354 and $356 relate to expected payments in the following twelve months for the Company’s unfunded non-US plans and are therefore classified in current “Accrued liabilities” in the consolidated balance sheets as of September 30, 2012 and 2011, respectively.

The accumulated benefit obligation for defined benefit pension plans was $29,347 and $23,408 at September 30, 2012 and 2011, respectively.

	September 30,
	2012	2011
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$32,615	$25,528
Accumulated benefit obligation	29,347	23,408
Fair value of plan assets	9,008	7,623

	September 30,
	2012	2011
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost
Service Cost	$830	$795
Interest Cost	1,277	1,206
Expected return on plan assets	(522)	(511)
Amortization of net loss	233	160
Amortization of prior service cost	27	—
Net periodic benefit cost	$1,845	$1,650

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	5,246	(417)
Amortization of prior service cost	(27)	—
Total recognized in other comprehensive income	$5,219	$(417)
Total recognized in net periodic benefit cost and other comprehensive income	$7,064	$1,233

The weighted average assumptions used in the valuation of the plan are as follows:

	September 30,
	2012	2011
Discount rate to determine benefit obligations:
United States	3.96%	5.25%
Foreign	3.80%	5.10%
Discount rate to determine net periodic benefit cost:
United States	5.08%	5.50%
Foreign	5.08%	4.60%
Expected return on plan assets
United States	7.00%	7.75%
Foreign	3.75%	3.75%
Rate of compensation increase
United States	3.0%	3.0%
Foreign	3.0%	3.0%

The Company recognizes the over (under) funded status of the defined benefit plans in the statement of financial position. The Company also recognizes, in other comprehensive income, certain gains and losses that arise during the period but are deferred under current pension accounting rules.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $644 in 2013, $859 in 2014, $856 in 2015, $917 in 2016, $1,378 in 2017, and $7,650 thereafter.

The Company’s pension plan asset allocations at September 30, 2012 and 2011, by asset category are as follows:

	2012			2011
	Dollar Value	Percentage	Target Allocation	Dollar Value	Percentage
Certificates of Deposit	$378	4%	5%	$370	5%
Equity Securities	4,892	54%	50%	3,746	49%
Debt Securities	3,738	42%	45%	3,507	46%
Total Plan Assets	$9,008	100%	100%	$7,623	100%

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

Investments in our defined benefit plan are stated at fair value.  Level 1 assets are valued using quoted market prices that represent the asset value of the shares held by the trusts.  The level 2 assets are investments in pooled funds, which are valued using a model to reflect the valuation of their underlying assets that are publicly traded with observable values.  The fair value of our level 3 post-retirement benefit plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios.

The fair values of our pension plan assets, by level within the fair value hierarchy, as of September 30, 2012, are as follows:

Asset Categories	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$378	$—	$378
Equity Securities
Small Cap	—	232	—	232
Mid Cap	—	462	—	462
Large Cap	—	2,611	—	2,611
Total Market Stock	—	—	—	—
International	—	1,318	—	1,318
Emerging Markets	—	269	—	269
Debt Securities
Bonds & Mortgages	—	2,707	—	2,707
Inflation Protected	—	442	—	442
High Yield	—	475	—	475
Money Market	—	69	—	69
Other	—	45	—	45
Total Plan Assets	$—	$9,008	$—	$9,008

The fair values of our pension plan assets, by level within the fair value hierarchy, as of September 30, 2011, are as follows:

Asset Categories	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$370	$—	$370
Equity Securities
Small Cap	—	167	—	167
Mid Cap	—	351	—	351
Large Cap	—	1,927	—	1,927
Total Market Stock	—	—	—	—
International	—	1,086	—	1,086
Emerging Markets	—	215	—	215
Debt Securities
Bonds & Mortgages	—	2,421	—	2,421
Inflation Protected	—	387	—	387
High Yield	—	381	—	381
Money Market	—	281	—	281
Other	—	37	—	37
Total Plan Assets	$—	$7,623	$—	$7,623

RS Inc., RB Inc., PRC, Lee Laser, Rofin-Baasel Canada Ltd., Dilas Diodelaser Inc., and Nufern have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan.  Participating employees may contribute up to 16% of their qualified annual compensation.  Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral.  Company contributions for the years ended September 30, 2012, 2011, and 2010, were $617, $493, and $402, respectively.

13.        EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,
	2012	2011	2010
Weighted number of shares for basic earnings per common share	28,498,395	28,440,185	28,807,130
Potential additional shares due to outstanding dilutive stock options	245,872	664,760	404,720
Weighted number of shares for diluted earnings per common share	28,744,267	29,104,945	29,211,850

The weighted-average diluted shares outstanding for the years ended September 30, 2012, 2011, and 2010, excludes the dilutive effect of approximately 2.2 million, 0.7 million, and 1.6 million, stock options, respectively, since the impact of including these options in diluted earnings per share for these years was antidilutive.

14.        RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $853, $832 and $584, in fiscal years 2012, 2011, and 2010, respectively. As of September 30, 2012 and 2011, the accounts receivable with the minority shareholder in Japan amounted to $313 and $367, respectively.

The Company maintains other accounts payable to related party in China amounting to $69 as of September 30, 2012.

The Company has accrued $189 at September 30, 2012, for the put/call option to purchase the remaining interests in m2k and $161 was capitalized for accumulated interest as of September 30, 2012. In fiscal year 2012, the Company had expenses of $456, compared to $444 in fiscal year 2011, mainly for purchases of materials and services, to the minority shareholder of m2k.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease upon two-year notice.  The Company paid expenses, mainly for rental expense of $837, $911, and $871, to Mr. Baasel during fiscal years 2012, 2011, and 2010, respectively.

15.        GEOGRAPHIC INFORMATION

Assets, revenues, and income before taxes, by geographic region attributed based on the geographic location of the RSTI entities are summarized below:

ASSETS	September 30,
	2012	2011
North America	$245,620	$222,677
Germany	417,812	428,561
Other	303,833	287,187
Intercompany eliminations	(314,733)	(284,479)
Total assets	$652,532	$653,946

PROPERTY AND EQUIPMENT, NET	September 30,
	2012	2011
North America	$16,901	$12,197
Germany	44,818	38,968
Other	18,487	14,423
Intercompany eliminations	(205)	(34)
Total long-lived assets	$80,001	$65,554

REVENUES - TOTAL BUSINESS	Years ended September 30,
	2012	2011	2010
North America	$168,262	$169,513	$113,186
Germany	365,122	426,424	306,739
Other	222,034	231,218	158,864
Intercompany eliminations	(215,297)	(229,392)	(155,219)
	$540,121	$597,763	$423,570

INTERCOMPANY REVENUES	Years ended September 30,
	2012	2011	2010
North America	$12,693	$13,545	$6,514
Germany	147,683	163,251	115,000
Other	54,921	52,596	33,705
Intercompany eliminations	(215,297)	(229,392)	(155,219)
	$—	$—	$—

EXTERNAL REVENUES	Years ended September 30,
	2012	2011	2010
North America	$155,569	$155,968	$106,672
Germany	217,439	263,173	191,739
Other	167,113	178,622	125,159
	$540,121	$597,763	$423,570

INCOME BEFORE INCOME TAXES	Years ended September 30,
	2012	2011	2010
North America	$9,521	$8,664	$2,414
Germany	28,112	59,396	35,019
Other	14,759	19,083	8,468
	$52,392	$87,143	$45,901

16.        ENTERPRISE WIDE INFORMATION

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products. Product sales are summarized below:

	September 30,
Product Category	2012	2011	2010

Laser macro products	$205,394	$237,449	$172,877
Laser marking and micro products	272,195	302,330	206,535
Components	62,532	57,984	44,158
	$540,121	$597,763	$423,570

17.        SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended
	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012
Net sales	$131.6	$129.4	$131.7	$147.5
Gross profit	46.9	48.8	49.3	51.2
Net income	8.2	8.2	8.6	10.2
Net income attributable to RSTI	8.1	8.0	8.4	10.1
Earnings per share – Basic	0.28	0.28	0.29	0.35
Earnings per share – Diluted	0.28	0.28	0.29	0.35

	Quarters ended
	Dec. 31, 2010	March 31, 2011	June 30, 2011	Sept. 30, 2011
Net sales	$137.1	$136.2	$154.9	$169.5
Gross profit	56.4	54.8	60.7	60.3
Net income	15.1	12.8	15.5	17.7
Net income attributable to RSTI	14.9	12.7	15.2	17.2
Earnings per share – Basic	0.52	0.45	0.54	0.60
Earnings per share – Diluted	0.51	0.43	0.52	0.60

18.        TREASURY STOCK

On August 1, 2012, the Board of Directors authorized the Company to initiate a share buyback of up to$20.0 million of the Company's Common Stock over the next twelve months ending August 10, 2013, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing and price thereof. During fiscal year 2012, the Company purchased approximately 0.5 million shares of common stock, at an average price of $21.12, under the stock buyback program for a total price of $10.7 million.

19.        STOCK INCENTIVE PLANS

Effective March 16, 2011, the stockholders approved an amendment to the Rofin-Sinar Technologies Inc. 2007 Incentive Stock Plan (“the 2007 Incentive Plan”) that increases the number of shares reserved for issuance from 1,600,000 to 3,100,000 shares.  The 2007 Incentive Plan supersedes the Rofin-Sinar Technologies Inc. 1996 Non-Employee Directors’ Stock Plan and the Rofin-Sinar Technologies Inc. 2002 Equity Incentive Plan.  Under the 2007 Incentive Plan, the Company has reserved shares of common stock to provide for the grant of options to purchase common stock (“options”), grants of shares of common stock (“stock grants”), stock units, and stock appreciation rights (“SARs”) to certain eligible employees and to outside directors. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2012 or 2011 under this Plan.  Non-qualified stock options were granted to officers and other key employees in fiscal years 2012 and 2011.  During fiscal year 2012, outside directors each received 3,000 shares of common stock and 357,000 non-qualified stock options were granted to officers and other key employees.  The terms of these issuances are the same as those described below.

Directors’ Plan

The Company had reserved 100,000 shares of common stock for the Directors’ Plan, which covered non-employee members of the Board of Directors.  Under this plan each member of the Board of Directors who was not an employee of the Company and who was elected or continued as a member of the Board of Directors was entitled to receive an initial grant of 1,500 shares of common stock and thereafter an annual grant of 1,500 shares of common stock.  The Directors’ Plan also provided that non-employee directors aged 65 or older, upon their appointment or election to the Board of Directors, will receive, in lieu of such initial and annual grants of shares of common stock, 7,500 shares of restricted stock which shall vest in 5 equal installments from the date of grant and each of the following four anniversaries thereof.  Prior to vesting, no shares of restricted stock may be sold, transferred, assigned, pledged, encumbered or otherwise disposed of, subject to certain exceptions. The Company records compensation expense based on the fair market value of the common stock, as determined by the closing price at the date of issuance.  A total of 40,500 shares are issued and outstanding under the plan at September 30, 2012.  This plan was superseded by the 2007 Incentive Plan, as discussed above.

Equity Incentive Plan

The Company also maintained the previous Equity Incentive Plans, whereby incentive and non-qualified stock options, restricted stock and performance shares were granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Equity Incentive Plans continued through 2011.  Options generally vest over five years and expire not later than ten years after the date on which they are granted.  These plans were superseded by the 2007 Incentive Plan, as discussed above.

The fair value of our stock options was estimated based on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used in these calculations:

	September 30,
	2012 Grants	2011 Grants	2010 Grants
Weighted average grant date fair value	$11.09	$15.48	$10.42
Expected life	5 Years	5 Years	5 Years
Volatility	46.11%	46.12%	47.2%
Risk-free interest rate	1.22%	2.01%	2.52%
Dividend yield	—%	—%	—%
Annual forfeiture rate	2%	2%	2%

For purposes of the Black-Scholes model, the Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three-year period ended September 30, 2012, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2009	2,856,550	$22	2/5	6.50
Granted	317,750	$22	5/6
Exercised	(190,100)	$15	7/8
Forfeited	(21,000)	$28
Outstanding at September 30, 2010	2,963,200	$22	4/5	6.02
Granted	340,250	$35	1/5
Exercised	(440,600)	$16	2/8
Forfeited	(15,400)	$29	3/7
Outstanding at September 30, 2011	2,847,450	$25	2/7	5.83
Granted	357,000	$26
Exercised	(79,400)	$5	6/8
Forfeited	(15,200)	$22	5/8
Outstanding at September 30, 2012	3,109,850	$25	3/4	5.48

Exercisable at September 30, 2012	2,113,400	$25	1/10	4.19	$3.0

As of September 30, 2012, there was $9.8 million of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.37 years.

	Years ended September 30,
	2012	2011	2010
Fair value of shares vested during the year	$5.0	$5.6	$5.9
Total intrinsic value of stock options exercised	$1.4	$7.8	$1.5
Cash received from stock option exercises	$0.5	$7.2	$3.0

SCHEDULE II

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2012, 2011, and 2010
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions- Charged to Costs and Expenses	(Deductions)	Balance at End of Period
September 30, 2010	$3,533	$—	$422	$(935)	$3,020
September 30, 2011	$3,020	$63	$1,623	$(1,013)	$3,693
September 30, 2012	$3,693	$—	$1,666	$(1,444)	$3,915

Allowance for Inventory Reserve
Years ended September 30, 2012, 2011, and 2010
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions	Usage for Disposals and Scrap	Balance at End of Period
September 30, 2010	$18,876	$—	$5,413	$(4,344)	$19,945
September 30, 2011	$19,945	$3,548	$7,051	$(5,252)	$25,292
September 30, 2012	$25,292	$—	$7,039	$(5,174)	$27,157

INDEX TO EXHIBITS

Exhibit No.	Exhibit

21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm,
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1356 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document