Form 10-Q
period 2012-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2013-02-11
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

28,139,564 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 8, 2013.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$109,360	$98,735
Short-term investments (Note 4)	5,787	2,428
Accounts receivable, net of allowance for doubtful accounts $2,950 and $3,915, respectively	109,295	107,935
Inventories, net (Note 5)	199,484	202,188
Other current assets and prepaid expenses	25,434	28,236
Total current assets	449,360	439,522
Long-term investments (Notes 4 & 6)	2,950	3,200
Property and equipment, net	83,357	80,001
Goodwill (Note 7)	102,739	101,615
Other intangibles, net (Note 7)	11,437	11,938
Other assets	16,943	16,256
Total assets	$666,786	$652,532
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$16,304	$16,883
Accounts payable, trade	22,627	26,644
Accounts payable to related party	27	98
Income tax payable	5,735	7,049
Accrued liabilities (Note 8)	77,746	70,021
Total current liabilities	122,439	120,695
Long-term debt	5,517	5,662
Pension obligations	24,066	23,253
Other long-term liabilities	8,730	9,003
Total liabilities	160,752	158,613
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,528,300 shares issued at December 31, 2012 and 32,495,500 shares issued at September 30, 2012	325	325
Additional paid-in capital	222,551	223,339
Retained earnings	436,951	428,053
Accumulated other comprehensive income (loss)	1,614	(4,236)
Treasury stock, at cost, 4,422,536 shares at December 31, 2012 and September 30, 2012	(158,904)	(158,904)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	502,537	488,577
Noncontrolling interest in subsidiaries	3,497	5,342
Total equity	506,034	493,919
Total liabilities and equity	$666,786	$652,532
See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended December 31, 2012 and 2011
(dollars in thousands, except per share amounts)

	Three months ended December 31,
	2012	2011
Net sales	$142,233	$131,570
Cost of goods sold	92,087	84,625
Gross profit	50,146	46,945

Selling, general, and administrative expenses	25,192	24,719
Research and development expenses	10,951	10,524
Amortization expense	629	600
Income from operations	13,374	11,102

Other (income) expense
Interest income	(166)	(213)
Interest expense	167	163
Foreign currency (income) expense	473	(844)
Other income	(61)	(198)
Income before income tax	12,961	12,194
Income tax expense	3,976	3,958
Net income	8,985	8,236
Less: Net income attributable to the noncontrolling interest	87	159
Net income attributable to RSTI	$8,898	$8,077

Net income attributable to RSTI per share:
Per share of common stock basic	$0.32	$0.28
Per share of common stock diluted	$0.32	$0.28

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,090,942	28,507,893
Diluted	28,247,865	28,772,187

See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Three Months Ended December 31, 2012 and 2011
(dollars in thousands)

	Three months ended December 31,
	2012	2011
Net income	$8,985	$8,236
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $2 and tax benefit of $10	4	(31)
Foreign currency translation adjustments	5,789	(9,429)
Defined benefit pension plans, net of tax of $33 and $21	57	37
Other comprehensive income (loss), net of tax	$5,850	$(9,423)
Total comprehensive income (loss)	$14,835	$(1,187)
Less: Total comprehensive income attributable to the noncontrolling interest	87	159
Total comprehensive income (loss) attributable to RSTI	$14,748	$(1,346)

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three Months Ended December 31, 2012 and 2011
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest In Subsidiaries	Total Equity
BALANCES at September 30, 2011	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	$4,660	$478,617
Total comprehensive income (loss)			8,077	(9,423)		(1,346)	159	(1,187)
Common stock issued in connection with Stock incentive plans	—	1,633	—	—	—	1,633	—	1,633
BALANCES at December 31, 2011	$324	$219,529	$401,600	$1,023	$(148,232)	$474,244	$4,819	$479,063

BALANCES at September 30, 2012	$325	$223,339	$428,053	$(4,236)	$(158,904)	$488,577	$5,342	$493,919
Total comprehensive income (loss)			8,898	5,850		14,748	87	14,835
Purchase of non-controlling interest	—	(2,151)	—	—	—	(2,151)	(1,932)	(4,083)
Common stock issued in connection with Stock incentive plans	—	1,363	—	—	—	1,363	—	1,363
BALANCES at December 31, 2012	$325	$222,551	$436,951	$1,614	$(158,904)	$502,537	$3,497	$506,034

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended December 31, 2012 and 2011
(dollars in thousands)

	Three months ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,985	$8,236
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,743	3,337
Stock-based compensation expenses	1,017	1,254
Other adjustments	848	551
Change in operating assets and liabilities:
Accounts receivable, trade	(320)	29,679
Inventories	5,366	(7,115)
Accounts payable	(4,252)	(7,085)
Changes in other operating assets and liabilities	6,620	(19,056)
Net cash provided by (used in) operating activities	22,007	9,801
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	7	37
Additions to property and equipment	(4,642)	(6,420)
Purchases of short-term investments	(3,366)	(6,383)
Sales of short-term and long-term investments	250	928
Acquisition of businesses, net of cash acquired	—	(13,251)
Net cash provided by (used in) investing activities	(7,751)	(25,089)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from banks	4,371	1,228
Repayments to banks	(5,183)	(4,196)
Purchase of non-controlling interests	(4,083)	—
Issuance of common stock	159	158
Net cash provided by (used in) financing activities	(4,736)	(2,810)
Effect of foreign currency translation on cash	1,105	(3,155)

Net increase (decrease) in cash and cash equivalents	10,625	(21,253)
Cash and cash equivalents at beginning of period	98,735	127,412
Cash and cash equivalents at end of period	$109,360	$106,159

Cash paid for interest	$83	$166
Cash paid for taxes	$2,273	$13,602

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Results for interim periods should not be considered indicative of results for a full year.  The September 30, 2012, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012, as filed with the Securities and Exchange Commission on November 29, 2012.

2.	New Accounting Standards

In June 2011, the FASB issued guidance requiring changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  These changes, with retrospective application, became effective for the Company in fiscal year 2013. Other than the change in presentation to report comprehensive income as a separate but consecutive statement, these changes did not have an impact on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU
2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal 2013 for the Company), and early adoption is permitted. Adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-02, which established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective in the second quarter of fiscal 2013, and is not expected to have a material impact on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Acquisitions

On each of October 26, 2011, and March 12, 2012, the Company purchased an additional 5% of the share capital of m2k-laser GmbH through Rofin-Sinar Laser GmbH ("RSL") under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result of those share purchases, the Company currently holds 90% of the share capital of m2k-laser GmbH.

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

Effective December 20, 2012, the Company acquired the remaining 20% of the common stock of Rofin-Baasel China Co., Ltd. through its wholly-owned subsidiary RSL. The Company currently holds 100% of the share capital of Rofin-Baasel China Co., Ltd.

4.	Fair Value Measurements

The Company’s cash, short-term investments, accounts receivable, and accrued liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s lines of credit, short-term borrowings and long-term debt bear interest at variable and fixed interest rates that approximate market.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

December 31, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$109,360	$109,360	$—	$—
Short-term investments	5,787	5,787	—	—
Derivatives	(208)	—	(208)	—
Non-current auction rate securities	2,950	—	—	2,950
Total assets and liabilities at fair value	$117,889	$115,147	$(208)	$2,950

September 30, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$98,735	$98,735	$—	$—
Short-term investments	2,428	2,428	—	—
Derivatives	(239)	—	(239)	—
Non-current auction rate securities	3,200	—	—	3,200
Total assets and liabilities at fair value	$104,124	$101,163	$(239)	$3,200

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2012	$3,200
Settlements	(250)
December 31, 2012	$2,950

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	December 31, 2012	September 30, 2012
Finished goods	$32,684	$31,205
Work in progress	42,202	49,678
Raw materials and supplies	73,894	69,648
Demo inventory	19,030	19,247
Service parts	31,674	32,410
Total inventories	$199,484	$202,188

Net inventory is net of provisions for excess and obsolete inventory of $27,558 and $27,157 at December 31, 2012, and September 30, 2012, respectively.

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $2.95 million at December 31, 2012.  All sales were settled, for cash, at par value.  At December 31, 2012, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  The Company has historically used a discounted cash flow model to determine the fair market value of these investments.  This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods.  As a result, the Company concluded that the par value of these investments approximates fair market value.  Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended ended December 31, 2012, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2012	$41,802	$13,156	$46,657	$101,615
Currency translation differences	780	58	286	1,124
Balance as of December 31, 2012	$42,582	$13,214	$46,943	$102,739

The carrying values of other intangible assets are as follows:

	December 31, 2012		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,515	$7,605	$10,385	$7,649
Customer base	19,005	16,058	18,812	15,357
Other	21,435	15,855	21,186	15,439
Total	$50,955	$39,518	$50,383	$38,445

Amortization expense for each of the three months ended December 31, 2012 and 2011, was $0.6 million. At December 31, 2012, estimated amortization expense for the remainder of fiscal year 2013 and the next five fiscal years based on the average exchange rates as of December 31, 2012, is as follows:

2013 (remainder)	2.0
2014	2.7
2015	2.5
2016	1.7
2017	1.5
2018	0.6

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31, 2012	September 30, 2012
Employee compensation	$16,151	$21,968
Warranty reserves	12,317	11,894
Other taxes payable	1,294	440
Customer deposits	28,287	17,605
Other	19,697	18,114
Total accrued liabilities	$77,746	$70,021

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of December 31, 2012, the Company's gross unrecognized tax benefits totaled $0.5 million which includes less than $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for tax years through 2006. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for tax years before 2005.

10.	Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized.  The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The change in warranty reserves for the three months ended ended December 31, 2012 and 2011, are as follows:

	2012	2011
Balance at September 30,	$11,894	$13,197
Additional accruals for warranties during the period	781	1,227
Usage during the period	(530)	(1,043)
Currency translation	172	(333)
Balance at December 31,	$12,317	$13,048

11.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2012 or through the first three months of fiscal year 2013.  Non-qualified stock options were granted to officers and other key employees in the second quarter of fiscal year 2012.  During the three-month period ended December 31, 2012, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  The following assumptions were used in these calculations:

Fiscal Year 2012 Grants
Weighted average grant date fair value	$11.09
Expected life	5 years
Volatility	46.11%
Risk-free interest rate	1.22%
Dividend yield	—%

The Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of outstanding options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three months ended December 31, 2012, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2012	3,109,850	$25	3/4	5.48 years
Granted	—	$—	—
Exercised	(20,800)	$4	7/8
Forfeited	—	$—	—
Outstanding at December 31, 2012	3,089,050	$26	[0]	5.26 years	$4.65
Exercisable at December 31, 2012	2,092,600	$25	3/10	3.98 years	$3.86

As of December 31, 2012, there was $8.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.22 years.

During the three-month periods ended December 31, 2012 and 2011, the following activity occurred under the Incentive Stock Plan:

	(in millions)
	Three months ended December 31,
	2012	2011
Total intrinsic value of stock options exercised	$0.3	$0.4
Cash received from stock option exercises	$0.1	$0.2

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three months ended December 31,
	2012	2011
Weighted number of shares for basic earnings per common share	28,090,942	28,507,893
Potential additional shares due to outstanding dilutive stock options	156,923	264,294
Weighted number of shares for diluted earnings per common share	28,247,865	28,772,187

The weighted average diluted shares outstanding for the three-month periods ended December 31, 2012 and 2011, excludes the dilutive effect of approximately 2.3 million and 2.0 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three months ended December 31, 2012 and 2011:

	Three months ended December 31,
	2012	2011
Service cost	280	$194
Interest cost	314	325
Expected return on plan assets	(153)	(130)
Amortization of prior net loss	13	58
Amortization of prior service cost	78	—
Net periodic pension cost	$532	$447

14.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	December 31, 2012	September 30, 2012
ASSETS
North America	$245,142	$245,620
Germany	435,645	417,812
Other	312,201	303,833
Intercompany eliminations	(326,202)	(314,733)
	$666,786	$652,532

	December 31, 2012	September 30, 2012
PROPERTY AND EQUIPMENT, NET
North America	$17,179	$16,901
Germany	45,629	44,818
Other	20,747	18,487
Intercompany eliminations	(198)	(205)
	$83,357	$80,001

	Three months ended December 31, 2012
	2012	2011
NET SALES
North America	$37,103	$41,992
Germany	90,614	85,476
Other	69,728	51,483
Intercompany eliminations	(55,212)	(47,381)
	$142,233	$131,570
INTERCOMPANY SALES
North America	$3,923	$3,004
Germany	35,833	32,428
Other	15,456	11,949
Intercompany eliminations	(55,212)	(47,381)
	$—	$—
EXTERNAL SALES
North America	$33,180	$38,988
Germany	54,781	53,048
Other	54,272	39,534
	$142,233	$131,570

INCOME (LOSS) BEFORE INCOME TAX
North America	$1,591	$1,834
Germany	4,657	8,120
Other	5,389	2,697
Intercompany eliminations	1,324	(457)
	$12,961	$12,194

15.	Enterprise Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

	Three months ended December 31, 2012
	2012	2011
Macro applications	$48,442	$46,355
Marking and micro applications	76,986	72,575
Components	16,805	12,640
	$142,233	$131,570

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

During the first quarter of fiscal years 2013 and 2012, we realized approximately 34% and 35% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 54% and 55%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 12% and 10%, respectively, from the sale of components.

Fiscal year 2013 commenced with a very solid first quarter, with order entry, net sales and net income figures that exceeded our forecasts. The North American and European markets continued to deliver sales at the levels of the comparable period in the prior year, while the quarter's sales to the Asian markets were our third highest ever. We have experienced robust demand from the machine tool, automotive and medical device industries. Once again, demand from the consumer electronic industry generated increased revenues, whereas demand from the semiconductor industry, as expected, softened. Our goal for fiscal year 2013 is to capitalize on our broad CO2 and fiber laser product portfolios. Furthermore, we will focus on the Asian markets to provide cutting-edge technology for various applications to our customers, with an emphasis on the electronics industry. We expect global business conditions to improve throughout the calendar year, though of course with regional diversity.

 At December 31, 2012, Rofin-Sinar had 2,233 employees compared to 2,143 employees at December 31, 2011.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three months ended December 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of goods sold	64.7%	64.3%
Gross profit	35.3%	35.7%
Selling, general and administrative expenses	17.7%	18.8%
Research and development expenses	7.7%	8.0%
Amortization expenses	0.4%	0.5%
Income from operations	9.4%	8.4%
Income before income taxes	9.1%	9.3%
Net income attributable to RSTI	6.3%	6.1%

Net Sales - Net sales of $142.2 million represent an increase of $10.7 million, or 8%, for the three-month period ended December 31, 2012, as compared to the corresponding period in fiscal year 2012. The increase for the three months ended December 31, 2012, resulted from a net sales increase of $11.0 million, or 11%, in Europe and Asia, partly offset by a slight decrease of $0.3 million, or 1%, in North America, compared to the corresponding period in fiscal year 2012. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $1.6 million for the three-month period ended December 31, 2012.

Net sales of laser products for macro applications increased by $2.0 million or 4%, to $48.4 million for the three-month period ended December 31, 2012, as compared to the corresponding period of fiscal year 2012. The increase was mainly attributable to the higher demand for our lasers for macro applications in the automotive and the machine tool industries.

Net sales of lasers for marking and micro applications increased by $4.4 million, or 6%, to $77.0 million for the three-month period ended December 31, 2012, and reflect continued demand from the solar industry and higher demand from the consumer electronics industry.

Revenues for the components business increased by $4.2 million, or 33%, to $16.8 million for the three-month period ended December 31, 2012. The increase was mainly attributable to stronger demand for laser diodes and fiber related components.

Gross Profit - Our gross profit of $50.1 million for the three-month period ended December 31, 2012, represents an increase of $3.2 million, or 7%, from the corresponding period of fiscal year 2012. As a percentage of sales, gross profit decreased from 35.7% to 35.3% for the three-month period ended December 31, 2012, as compared to the corresponding period in fiscal year 2012. The 0.4% change is mainly due to a different product mix between the periods. Gross profit was also unfavorably affected by $0.1 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the three-month period ended December 31, 2012.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $25.2 million for the three-month period ended December 31, 2012, represent an increase of $0.5 million, or 2%, from the corresponding period of fiscal year 2012. The increase in SG&A expenses is mainly a result of increased commissions and allowance for bad debts related to the comparably higher level of business. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.4 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the three-month period ended December 31, 2012. As a percentage of net sales, SG&A expenses decreased to 18% for the three-month period ended December 31, 2012 compared to 19%, for the corresponding period in fiscal year 2012.

Research and Development - The Company spent net $11.0 million on research and development ("R&D") during the three-month period ended December 31, 2012, which represents an increase of $0.4 million , or 4% from the corresponding period of fiscal year 2012. Gross R&D expenses for the three-month periods ended December 31, 2012 and 2011, were $11.3 million and $10.8 million, respectively, and were reduced by$0.4 million and $0.3 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.2 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the three-month period ended December 31, 2012.

Amortization Expense - Amortization expense for the three-month period ended December 31, 2012, amounted to $0.6 million, consistent with the corresponding period of fiscal year 2012.

Other (Income)Expense - Net other expenses of $0.4 million for the three-month period ended December 31, 2012, represent a decrease of $1.5 million compared to a net other income of $1.1 million in the corresponding period of fiscal year 2012.  Net interest expense, within this category, includes $0.2 million of interest income offset by $0.2 million of interest expense for the three months ended December 31, 2012. The decrease in net foreign currency income in the three-month period ended December 31, 2012, is primarily due to net exchange losses in the current period compared to net exchange gains during the corresponding period of the prior year.

Income Tax Expense - Income tax expense of $4.0 million for the three-month period ended December 31, 2012, represents an effective tax rate of 31% compared to 32% for the corresponding period of fiscal year 2012. The decrease in the effective tax rate is due to the generation of taxable income in countries with lower tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was not significantly affected by the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, in the three-month period ended December 31, 2012.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $8.9 million for the three-month period ended December 31, 2012, which represents an increase of $0.8 million, or 10%, from the corresponding period in fiscal year 2012. For the three-month period ended December 31, 2012, both the basic and diluted earnings per common share calculation equaled $0.32, based upon a weighted average of 28.1 million and 28.2 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.28 , based upon a weighted average of 28.5 million and 28.8 million shares of common stock outstanding for the corresponding period of fiscal year 2012.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2012, were cash and cash equivalents of $109.4 million, short-term investments of $5.8 million, short-term credit lines of $74.4 million and long-term credit lines of $7.1 million.  As of December 31, 2012, $14.7 million was outstanding under the short-term lines of credit and $1.5 million was used for bank guarantees under these lines of credit, leaving $58.2 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $21.4 million, of which $11.6 million was used. Therefore, $68.0 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at December 31, 2012. At such date the entire amount of our long-term lines of credit was fully drawn and $1.6 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At December 31, 2012, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $10.6 million during the three-month period ended December 31, 2012.  Approximately $22.0 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income for the three months ended December 31, 2012, a decrease in inventories and a positive change in other operating assets and liabilities, partially offset by a decrease in accounts payable.

Net cash used in investing activities totaled $7.8 million for the three-month period ended December 31, 2012, and was primarily related to the additions to property and equipment and net purchases of short-term and long-term investments.

Net cash used in financing activities totaled $4.7 million for the three-month period ended December 31, 2012, and was primarily related to the purchase of non-controlling interests and repayments to banks, partially offset by borrowings from banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of December 31, 2012, $98.5 million of the total $115.1 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $16.6 million held by our US subsidiaries. As of that date, our indebtedness to banks, owed by our US subsidiaries, amounted to $5.0 million while the rest of the indebtedness to banks was owed by our non-US subsidiaries ($16.8 million).  We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities.  In addition, our US subsidiaries had $15.0 million in available and unused lines of credit at December 31, 2012. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2012, and has not entered into any further material contractual obligations since that date.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements (other than operating leases) or financing arrangements involving variable interest entities.

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, approximately 70% of our sales have been denominated in other currencies, primarily the Euro, British pound sterling, Swiss franc, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen, and Indian rupee.  Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity.  The accumulated currency translation adjustment component of stockholders' equity represented a gain of $8.1 million at December 31, 2012, as compared to a gain of $2.3 million at September 30, 2012.

Critical Accounting Policies

Our significant accounting policies are more fully described in Part 2, Item 8, Note 1 of our consolidated financial statements in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2012.  Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.

Allowance for Doubtful Accounts

The Company records allowances for uncollectible customer accounts receivable based on historical experience. Additionally, an allowance is made based on an assessment of specific customers' financial condition and liquidity.  If the financial condition of the Company's customers were to deteriorate, additional allowances may be required. One group of affiliated customers represents 14% of total gross accounts receivable as of December 31, 2012. No other individual customer represents more than 10% of total accounts receivable.  Any increase in allowance will impact operating income during a given period.

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

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize our deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the consolidated financial statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

Share-Based Payment

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period.  We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. The income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received.  Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.-based employees. Stock-based compensation expense related to non-U.S. employees is treated as a permanent difference for income tax purposes.

 Ownership of Common Stock By Directors

The following table sets forth information as of December 31, 2012, with respect to beneficial ownership of the Company's common stock and exercisable options by each director.

Name	Number of Shares of Common Stock Beneficially Owned	Total Number of Stock Options Owned at December 31, 2012	Number of Exercisable Stock Options Owned at December 31, 2012
Peter Wirth	12,600	125,000	124,000
Gunther Braun	6,000	670,000	522,000
Carl F. Baasel	157,000	—	—
Ralph E. Reins (1)	30,000	—	—
Gary K. Willis (1)	42,000	—	—
Daniel Smoke (1)	38,000	—	—
Stephan Fantone (1)	13,000	—	—
(1) Outside, non-executive directors

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended December 31, 2012, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At December 31, 2012, the Company maintained cash equivalents and short-term investments of $115,100,000 million, consisting mainly of interest bearing securities and demand deposits.  If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At December 31, 2012, the Company had $2.6 million of variable rate debt on which the interest rate is reset every three months, $5.6 million of variable rate debt on which the interest rate is reset every six months, $1.8 million of variable rate debt on which the interest rate is reset every year and $11.8 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2013	16.1	million
2014	1.7	million
2015	1.3	million
2016	2.7	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amounts of Euro 2.0 million and Swiss francs 4.0 million (equivalent to $2.6 million and $4.4 million, respectively, based on the exchange rates at December 31, 2012), to minimize the interest expenses on short-term and long-term debt by swapping from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At December 31, 2012, the Company held Japanese yen forward exchange options with notional amount of Euro 0.1 million and Japanese yen forward exchange options with notional amounts of $0.5 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from less than $0.1 million profit to a loss of less than $0.1 million.

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

Item 1A. Risk Factors

For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2012.  See also "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

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

Rofin-Sinar Technologies Inc.
(Registrant)

Date: February 11, 2013	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer