Form 10-Q
period 2013-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2013-05-10
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

28,274,814 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 8, 2013.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$103,906	$98,735
Short-term investments (Note 4)	6,914	2,428
Accounts receivable, net of allowance for doubtful accounts $3,643 and $3,915, respectively	103,502	107,935
Inventories, net (Note 5)	201,314	202,188
Other current assets and prepaid expenses	27,862	28,236
Total current assets	443,498	439,522
Long-term investments (Notes 4 & 6)	2,950	3,200
Property and equipment, net	82,098	80,001
Goodwill (Note 7)	100,875	101,615
Other intangibles, net (Note 7)	10,760	11,938
Other assets	16,019	16,256
Total assets	$656,200	$652,532
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$9,414	$16,883
Accounts payable, trade	26,760	26,644
Accounts payable to related party	433	98
Income tax payable	3,949	7,049
Accrued liabilities (Note 8)	72,082	70,021
Total current liabilities	112,638	120,695
Long-term debt	4,825	5,662
Pension obligations	23,796	23,253
Other long-term liabilities	8,663	9,003
Total liabilities	149,922	158,613
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,693,350 shares issued at March 31, 2013 and 32,495,500 shares issued at September 30, 2012	327	325
Additional paid-in capital	225,677	223,339
Retained earnings	444,311	428,053
Accumulated other comprehensive income (loss)	(8,584)	(4,236)
Treasury stock, at cost, 4,422,536 shares at March 31, 2013 and September 30, 2012	(158,904)	(158,904)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	502,827	488,577
Non-controlling interest in subsidiaries	3,451	5,342
Total equity	506,278	493,919
Total liabilities and equity	$656,200	$652,532
See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended March 31, 2013 and 2012
(dollars in thousands, except per share amounts)

	Three months ended March 31,		Six Months ended March 31,
	2013	2012	2013	2012
Net sales	$131,146	$129,434	$273,379	$261,004
Cost of goods sold	84,334	80,596	176,421	165,221
Gross profit	46,812	48,838	96,958	95,783

Selling, general, and administrative expenses	25,859	26,384	51,051	51,102
Research and development expenses	11,634	10,102	22,585	20,625
Amortization expense	626	536	1,255	1,137
Income from operations	8,693	11,816	22,067	22,919

Other (income) expense
Interest income	(134)	(254)	(300)	(467)
Interest expense	178	194	345	357
Foreign currency (income) expense	(1,471)	(393)	(998)	(1,237)
Other income	(81)	(25)	(142)	(222)
Income before income tax	10,201	12,294	23,162	24,488
Income tax expense	2,867	4,078	6,843	8,036
Net income	7,334	8,216	16,319	16,452
Less: Net income (loss) attributable to the noncontrolling interest	(26)	183	61	342
Net income attributable to RSTI	$7,360	$8,033	$16,258	$16,110

Net income attributable to RSTI per share:
Per share of common stock basic	$0.26	$0.28	$0.58	$0.56
Per share of common stock diluted	$0.26	$0.28	$0.57	$0.56

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,182,638	28,531,043	28,136,112	28,519,425
Diluted	28,424,420	28,844,655	28,341,141	28,809,824

See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Periods Ended March 31, 2013 and 2012
(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income	$7,334	$8,216	$16,319	$16,452
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $11, $4, and $13 and tax benefit of $6	37	15	41	(16)
Foreign currency translation adjustments	(10,292)	6,485	(4,503)	(2,944)
Defined benefit pension plans, net of tax of $34, $21, $67 and $43	57	37	114	74
Other comprehensive income (loss), net of tax	$(10,198)	$6,537	$(4,348)	$(2,886)
Total comprehensive income (loss)	$(2,864)	$14,753	$11,971	$13,566
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	(26)	183	61	342
Total comprehensive income (loss) attributable to RSTI	$(2,838)	$14,570	$11,910	$13,224

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six Months Ended March 31, 2013 and 2012
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest In Subsidiaries	Total Equity
BALANCES at September 30, 2011	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	$4,660	$478,617
Total comprehensive income (loss)			16,110	(2,886)		13,224	342	13,566
Common stock issued in connection with Stock incentive plans	1	2,933	—	—	—	2,934	—	2,934
BALANCES at March 31, 2012	$325	$220,829	$409,633	$7,560	$(148,232)	$490,115	$5,002	$495,117

BALANCES at September 30, 2012	$325	$223,339	$428,053	$(4,236)	$(158,904)	$488,577	$5,342	$493,919
Total comprehensive income (loss)			16,258	(4,348)		11,910	61	11,971
Purchase of non-controlling interest	—	(2,332)	—	—	—	(2,332)	(1,952)	(4,284)
Common stock issued in connection with Stock incentive plans	2	4,670	—	—	—	4,672	—	4,672
BALANCES at March 31, 2013	$327	$225,677	$444,311	$(8,584)	$(158,904)	$502,827	$3,451	$506,278

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2013 and 2012
(dollars in thousands)

	Six Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,319	$16,452
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,567	6,832
Stock-based compensation expenses	2,022	2,443
Other adjustments	(211)	(117)
Change in operating assets and liabilities:
Accounts receivable, trade	2,964	28,200
Inventories	(968)	(15,800)
Accounts payable	421	(4,281)
Changes in other operating assets and liabilities	343	(27,281)
Net cash provided by (used in) operating activities	28,457	6,448
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	73	91
Additions to property and equipment	(8,171)	(12,977)
Purchases of short-term investments	(6,778)	(6,413)
Sales of short-term and long-term investments	2,225	3,304
Acquisition of businesses, net of cash acquired	—	(13,413)
Net cash provided by (used in) investing activities	(12,651)	(29,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from banks	6,672	2,935
Repayments to banks	(14,520)	(6,722)
Purchase of non-controlling interests	(4,262)	—
Excess tax benefit from stock options	1	—
Issuance of common stock	2,404	268
Net cash provided by (used in) financing activities	(9,705)	(3,519)
Effect of foreign currency translation on cash	(930)	(1,973)

Net increase (decrease) in cash and cash equivalents	5,171	(28,452)
Cash and cash equivalents at beginning of period	98,735	127,412
Cash and cash equivalents at end of period	$103,906	$98,960

Cash paid for interest	$310	$285
Cash paid for taxes	$9,558	$18,336

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

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As such, ASU 2013-02 will be effective October 1, 2013 for the Company and will be applied prospectively. The Company does not believe the adoption will have a significant impact on the Company's consolidated financial statements.

In March 2013, the FASB amended guidance related to a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. The Company does not anticipate that the adoption of this amendment will have a material impact on its financial statements.

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

Effective January 8, 2013, the Company acquired the remaining 20% of the common stock of Nanjing Eastern Technologies Company, Ltd. The Company currently holds 100% of the share capital of Nanjing Eastern Technologies Company, Ltd.

4.	Fair Value Measurements

The Company’s cash and cash equivalents, short-term investments, accounts receivable, and accrued liabilities are carried at amounts, which reasonably approximate their fair value due to their short-term nature. The Company’s lines of credit, short-term borrowings and long-term debt bear interest at variable and fixed interest rates that approximate market.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

March 31, 2013	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$103,906	$103,906	$—	$—
Short-term investments	6,914	6,914	—	—
Derivatives	(240)	—	(240)	—
Non-current auction rate securities	2,950	—	—	2,950
Total assets and liabilities at fair value	$113,530	$110,820	$(240)	$2,950

September 30, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$98,735	$98,735	$—	$—
Short-term investments	2,428	2,428	—	—
Derivatives	(239)	—	(239)	—
Non-current auction rate securities	3,200	—	—	3,200
Total assets and liabilities at fair value	$104,124	$101,163	$(239)	$3,200
 The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2012	$3,200
Settlements	(250)
December 31, 2012	2,950
Settlements	—
March 31, 2013	$2,950

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	March 31, 2013	September 30, 2012
Finished goods	$32,779	$31,205
Work in progress	47,152	49,678
Raw materials and supplies	72,160	69,648
Demo inventory	18,373	19,247
Service parts	30,850	32,410
Total inventories	$201,314	$202,188

Net inventory is net of provisions for excess and obsolete inventory of $27,166 and $27,157 at March 31, 2013, and September 30, 2012, respectively.

6.	Long-Term Investments

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $2.95 million at March 31, 2013.  All sales were settled, for cash, at par value.  At March 31, 2013, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  The Company has historically used a discounted cash flow model to determine the fair market value of these investments.  This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods.  As a result, the Company concluded that the par value of these investments approximates fair market value.  Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2013, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2012	$41,802	$13,156	$46,657	$101,615
Currency translation differences	(242)	(18)	(480)	(740)
Balance as of March 31, 2013	$41,560	$13,138	$46,177	$100,875

The carrying values of other intangible assets are as follows:

	March 31, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,405	$7,651	$10,385	$7,649
Customer base	18,712	16,016	18,812	15,357
Other	20,889	15,579	21,186	15,439
Total	$50,006	$39,246	$50,383	$38,445

Amortization expense for each of the six months ended March 31, 2013 and 2012, was $1.3 million and $1.1 million. At March 31, 2013, estimated amortization expense for the remainder of fiscal year 2013 and the next five fiscal years based on the average exchange rates as of March 31, 2013, is as follows:

2013 (remainder)	1.4
2014	2.7
2015	2.6
2016	2.2
2017	2.0
2018	2.0

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2013	September 30, 2012
Employee compensation	$20,061	$21,968
Warranty reserves	12,075	11,894
Other taxes payable	335	440
Customer deposits	21,261	17,605
Other	18,350	18,114
Total accrued liabilities	$72,082	$70,021

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of March 31, 2013, the Company's gross unrecognized tax benefits totaled $0.4 million which includes less than $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The change in warranty reserves for the six months ended March 31, 2013 and 2012, are as follows:

	2013	2012
Balance at September 30,	$11,894	$13,197
Additional accruals for warranties during the period	2,229	1,249
Usage during the period	(1,934)	(1,263)
Currency translation	(114)	(111)
Balance at March 31,	$12,075	$13,072

11.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2012 or through the first six months of fiscal year 2013.  Non-qualified stock options were granted to officers and other key employees in the second quarter of fiscal years 2013 and 2012.  During the six-month period ended March 31, 2013 and 2012, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  The following assumptions were used in these calculations:

	Fiscal Year 2013 Grants	Fiscal Year 2012 Grants
Weighted average grant date fair value	$27.59	$11.09
Expected life	5 years	5 years
Volatility	49.64%	46.11%
Risk-free interest rate	0.98%	1.22%
Dividend yield	—%	—%

The Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of outstanding options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the six months ended March 31, 2013, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2012	3,109,850	$25	3/4	5.48 years
Granted	370,500	$27	3/5
Exercised	(185,850)	$12	5/8
Forfeited	(2,200)	$37	7/8
Outstanding at March 31, 2013	3,292,300	$26	8/10	5.72 years	$8.70
Exercisable at March 31, 2013	2,250,667	$26	5/10	4.34 years	$7.13

As of March 31, 2013, there was $12.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.77 years.

During the three and six months ended March 31, 2013 and 2012, the following activity occurred under the Incentive Stock Plan:

	(in millions)		(in millions)
	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Total intrinsic value of stock options exercised	$2.3	$0.5	$2.6	$0.9
Cash received from stock option exercises	$2.3	$0.2	$2.4	$0.3

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Weighted number of shares for basic earnings per common share	28,182,638	28,531,043	28,136,112	28,519,425
Potential additional shares due to outstanding dilutive stock options	241,782	313,612	205,029	290,399
Weighted number of shares for diluted earnings per common share	28,424,420	28,844,655	28,341,141	28,809,824

The weighted average diluted shares outstanding for the six months ended March 31, 2013 and 2012, excludes the dilutive effect of approximately 2.5 million and 2.1 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and six months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Service cost	230	$194	$510	$388
Interest cost	315	323	629	647
Expected return on plan assets	(153)	(131)	(306)	(261)
Amortization of prior net loss	13	58	25	117
Amortization of prior service cost	78	—	157	—
Net periodic pension cost	$483	$444	$1,015	$891

14.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	March 31, 2013	September 30, 2012
ASSETS
North America	$243,850	$245,620
Germany	427,261	417,812
Other	314,692	303,833
Intercompany eliminations	(329,603)	(314,733)
	$656,200	$652,532

	March 31, 2013	September 30, 2012
PROPERTY AND EQUIPMENT, NET
North America	$17,939	$16,901
Germany	44,147	44,818
Other	20,239	18,487
Intercompany eliminations	(227)	(205)
	$82,098	$80,001

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
NET SALES
North America	$39,277	$40,061	$76,380	$82,053
Germany	84,966	87,935	175,580	173,411
Other	63,103	54,733	132,831	106,216
Intercompany eliminations	(56,200)	(53,295)	(111,412)	(100,676)
	$131,146	$129,434	$273,379	$261,004
INTERCOMPANY SALES
North America	$3,485	$2,991	$7,408	$5,995
Germany	38,392	38,929	74,225	71,357
Other	14,323	11,375	29,779	23,324
Intercompany eliminations	(56,200)	(53,295)	(111,412)	(100,676)
	$—	$—	$—	$—
EXTERNAL SALES
North America	$35,792	$37,070	$68,972	$76,058
Germany	46,574	49,006	101,355	102,054
Other	48,780	43,358	103,052	82,892
	$131,146	$129,434	$273,379	$261,004

INCOME BEFORE INCOME TAX
North America	$1,909	$2,951	$3,500	$4,785
Germany	2,662	5,182	7,319	13,302
Other	6,115	4,619	11,504	7,316
Intercompany eliminations	(485)	(458)	839	(915)
	$10,201	$12,294	$23,162	$24,488

15.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Macro applications	$55,586	$50,910	$104,028	$97,265
Marking and micro applications	59,089	62,346	136,075	134,921
Components	16,471	16,178	33,276	28,818
	$131,146	$129,434	$273,379	$261,004

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").  Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "anticipate", "estimate", "plan" or "continue" or other words or terms of similar meaning.  These forward-looking statements are based on the current plans, expectations, and assumptions of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, including by way of example those risk factors discussed under the sections entitled "Risk Factors" in Item 1A of the Company's Annual Report for the year ended September 30, 2012, as well as future results of operations and financial condition. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Overview

Rofin-Sinar Technologies Inc. (herein also referred to as "RSTI", "Rofin-Sinar", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacturing and marketing of laser sources and laser-based system solutions for industrial material processing applications, which include primarily cutting, welding and marking a wide range of materials. The Company's product portfolio ranges from single laser-beam sources to highly complex systems, covering all of the key laser technologies such as CO2 lasers, fiber, solid-state and diode lasers, and the entire power spectrum, from single-digit watts up to multi-kilowatts, as well as a comprehensive spectrum of wavelengths. An extensive range of laser components completes the product portfolio. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer's production process, thus meeting a broad range of its customers' material processing requirements.

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

During the second quarter of fiscal years 2013 and 2012, we realized approximately 42% and 39% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 45% and 48%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 13% from the sale of components for both periods.

During the second quarter we experienced significantly higher sales in our Macro product lines, mainly driven by the machine tool industry, while our Micro and Marking business declined as expected, triggered by weaker sales to the electronics and semiconductor industries. North American and Asian order entry softened compared to the second quarter of last year, while European order entry reached its highest level since the third quarter of fiscal year 2011. We expect a stable environment for laser material processing during the next quarter, even when global business conditions are taken into consideration.

 At March 31, 2013, Rofin-Sinar had 2,233 employees compared to 2,162 employees at March 31, 2012.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	100%	100%	100%	100%
Cost of goods sold	64%	62%	65%	63%
Gross profit	36%	38%	35%	37%
Selling, general and administrative expenses	20%	20%	19%	20%
Research and development expenses	9%	8%	8%	8%
Amortization expenses	—%	—%	—%	—%
Income from operations	7%	9%	8%	9%
Income before income taxes	8%	9%	8%	9%
Net income attributable to RSTI	6%	6%	6%	6%

Net Sales - Net sales of $131.1 million and $273.4 million represent increases of $1.7 million, or 1%, and $12.4 million, or 5%, for the three and six-month periods ended March 31, 2013, as compared to the corresponding period in fiscal year 2012. The increase for the three months ended March 31, 2013, resulted from a net sales increase of $0.8 million, or 1%, in Europe and Asia, and an increase of $0.9 million, or 3%, in North America, compared to the corresponding period in fiscal year 2012. The increase for the six months ended March 31, 2013, resulted from a net sales increase of $11.8 million, or 6%, in Europe and Asia, and an increase of $0.6 million, or 1%, in North America, compared to the corresponding period in fiscal year 2012. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $2.8 million for the six-month period ended March 31, 2013.

Net sales of laser products for macro applications increased by $4.7 million or 9%, to $55.6 million, and by $6.7 million, or 7%, to $104.0 million for the three and six-month periods ended March 31, 2013, as compared to the corresponding period of fiscal year 2012. The increase was mainly attributable to the higher demand for our lasers for macro applications in the machine tool industry.

Net sales of lasers for marking and micro applications decreased by $3.3 million, or 5%, to $59.1 million for the three-month period ended March 31, 2013, and reflects weaker demand from the electronics and semiconductor industries.  Net sales of lasers for marking and micro applications increased by $1.2 million, or 1%, to $136.1 million for the six-month period ended March 31, 2013, mainly due to higher business with the consumer electronics industry during the first quarter.

Revenues for the components business increased by $0.3 million, or 2%, to $16.4 million for the three-month period ended March 31, 2013. Revenues for the six-month period ended March 31, 2013, increased by $4.5 million, or 15%, to $33.3 million as compared to the corresponding period in fiscal year 2012, mainly attributable to stronger demand for laser diodes and fiber-related components.

Gross Profit - Our gross profit of $46.8 million and $97.0 million for the three and six-month periods ended March 31, 2013, represent a decrease of $2.0 million, or 4%, and an increase of $1.2 million, or 1%, respectively, from the corresponding period of fiscal year 2012. As a percentage of sales, gross profit decreased from 38% to 36% for the three-month period ended March 31, 2013, and from 37% to 35% for the six-month period as compared to the corresponding periods in fiscal year 2012. The change is mainly due to a different product mix between the periods. Gross profit was also unfavorably affected by $0.2 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the six-month period ended March 31, 2013.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $25.9 million and $51.1 million for the three and six-month periods ended March 31, 2013, represent a decrease of $0.5 million, or 2%, for the three-month period, and a slight decrease of $0.1 million or less than 1% for the six-month period, from the corresponding periods of fiscal year 2012. The decrease in SG&A expenses for the three-month period is mainly a result of lower commissions and marketing expenses as well as a reduction in the allowance for bad debts. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.7 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the six-month period ended March 31, 2013. As a percentage of net sales, SG&A expenses remained stable at 20% for the three-month period ended March 31, 2013, and decreased from 20% to 19% for the six-month period ended March 31, 2013, as compared to the corresponding prior year periods.

Research and Development - The Company spent net $11.6 million and $22.6 million on research and development ("R&D") during the three and six-month periods ended March 31, 2013, which represents an increase of $1.5 million, or 15%, and $2.0 million, or 10% from the corresponding periods of fiscal year 2012. Gross R&D expenses for the three-month periods ended March 31, 2013 and 2012, were $12.0 million and $10.5 million, respectively, and were reduced by $0.4 million of government grants during each respective period. Gross R&D expenses for the six-month periods ended March 31, 2013 and 2012, were $23.3 million and $21.3 million, respectively, and were reduced by $0.7 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.4 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the six-month period ended March 31, 2013.

Amortization Expense - Amortization expense for the three and six-month periods ended March 31, 2013, amounted to $0.6 million and $1.3 million, respectively. This represents an increase of $0.1 million for the three and six-months periods when compared to the same periods of fiscal year 2012.

Other (Income) Expense - Net other income of $1.5 million for the three-month period ended March 31, 2013, represents an increase of $1.0 million compared to a net other income of $0.5 million in the corresponding period of fiscal year 2012.  Net other income of $1.1 million for the six-month period ended March 31, 2013, represents a decrease of $0.5 million compared to net other income of $1.6 million for the corresponding period of the prior year. The increase in the three months ended March 31, 2013, is a result of net foreign currency gains of $1.5 million, within this category. The decrease in the six-month period ended March 31, 2013, is mainly a result of a decrease of $0.2 million in foreign currency gains when compared to the comparable prior year period.

Income Tax Expense - Income tax expense of $2.9 million and $6.8 million for the three and six-month period ended March 31, 2013, represents an effective tax rate of 28% and 30%, compared to 33% for the corresponding periods of fiscal year 2012. The decrease in the effective tax rate is due to the generation of taxable income in countries with lower tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was not significantly affected by the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, in the six-month period ended March 31, 2013.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $7.4 million and $16.3 million for the three and six-month periods ended March 31, 2013, which represents a decrease of $0.7 million, or 8%, and an increase $0.2 million, or 1%, from the corresponding period in fiscal year 2012. For the three-month period ended March 31, 2013, both the basic and diluted earnings per common share calculation equaled $0.26, based upon a weighted average of 28.2 million and 28.4 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.28, based upon a weighted average of 28.5 million and 28.8 million shares of common stock outstanding for the corresponding period of fiscal year 2012.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2013, were cash and cash equivalents of $103.9 million, short-term investments of $6.9 million, short-term credit lines of $73.0 million and long-term credit lines of $6.4 million.  As of March 31, 2013, $7.9 million was outstanding under the short-term lines of credit and $1.0 million was used for bank guarantees under these lines of credit, leaving $64.1 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $20.1 million, of which $10.9 million was used. Therefore, $73.3 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at March 31, 2013. At such date the entire amount of our long-term lines of credit was fully drawn and $1.6 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At March 31, 2013, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $5.2 million during the six-month period ended March 31, 2013.  Approximately $28.5 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income for the six-month period ended March 31, 2013, changes in non-cash transactions (stock-based compensation expense and depreciation), changes in trade accounts receivables, partially offset by an increase in inventories.

Net cash used in investing activities totaled $12.7 million for the six-month period ended March 31, 2013, and was primarily related to the additions to property and equipment and net purchases of short-term and long-term investments.

Net cash used in financing activities totaled $9.7 million for the six-month period ended March 31, 2013, and was primarily related to the repayments to banks and the purchase of non-controlling interests, partially offset by borrowings from banks and by the issuance of common stock from option exercises.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of March 31, 2013, $96.8 million of the total $110.8 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $14.0 million held by our US subsidiaries. As of that date, all our indebtedness to banks amounting $14.2 million was owed by our non-US subsidiaries.  We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities.  In addition, our US subsidiaries had $20.0 million in available and unused lines of credit at March 31, 2013. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity.  The accumulated currency translation adjustment component of stockholders' equity represented a loss of $2.3 million at March 31, 2013, as compared to a gain of $2.3 million at September 30, 2012.

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

Inventory Valuation

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Provisions for slow moving and obsolete inventories are provided based on current assessments about historical experience and future product demand and production requirements for the next twelve months.  We also write-down up to 90% of our total demo inventory costs over thirty six months. These factors are impacted by market conditions, technology changes, and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain.  The Company evaluates the adequacy of these provisions quarterly.  Although the Company strives to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional provisions may be needed.  Any changes in the provisions will impact operating income during a given period.

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

Share-Based Payment

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period.  We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. The income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received.  Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.-based employees. Stock-based compensation expense related to non-US employees is treated as a permanent difference for income tax purposes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2013, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At March 31, 2013, the Company maintained cash equivalents and short-term investments of $110.8 million, consisting mainly of interest bearing securities and demand deposits.  If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At March 31, 2013, the Company had $2.3 million of variable rate debt on which the interest rate is reset every three months, $4.0 million of variable rate debt on which the interest rate is reset every six months, $1.0 million of variable rate debt on which the interest rate is reset every year and $6.9 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2013	8.6	million
2014	1.7	million
2015	1.3	million
2016	2.6	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amounts of Euro 1.8 million and Swiss francs 3.8 million (equivalent to $2.3 million and $4.0 million, respectively, based on the exchange rates at March 31, 2013), to minimize the interest expenses on short-term and long-term debt by swapping from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At March 31, 2013, the Company held Japanese yen forward exchange options with notional amount of Euro 1.1 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from $0.1 million profit to a loss of $0.2 million.

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

Rofin-Sinar Technologies Inc.
(Registrant)

Date: May 10, 2013	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer