Form 10-Q
period 2013-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2013-08-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

28,206,193 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 7, 2013.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$113,287	$98,735
Short-term investments (Note 4)	6,547	2,428
Accounts receivable, net of allowance for doubtful accounts $3,601 and $3,915, respectively	110,291	107,935
Inventories, net (Note 5)	203,528	202,188
Other current assets and prepaid expenses	26,588	28,236
Total current assets	460,241	439,522
Long-term investments (Notes 4 & 6)	1,900	3,200
Property and equipment, net	84,005	80,001
Goodwill (Note 7)	101,956	101,615
Other intangibles, net (Note 7)	10,241	11,938
Other assets	15,364	16,256
Total assets	$673,707	$652,532
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$2,709	$16,883
Accounts payable, trade	26,083	26,644
Accounts payable to related party	394	98
Income tax payable	1,190	7,049
Accrued liabilities (Note 8)	72,714	70,021
Total current liabilities	103,090	120,695
Long-term debt	15,162	5,662
Pension obligations	24,586	23,253
Other long-term liabilities	9,012	9,003
Total liabilities	151,850	158,613
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,725,950 shares issued at June 30, 2013 and 32,495,500 shares issued at September 30, 2012	327	325
Additional paid-in capital	227,166	223,339
Retained earnings	453,013	428,053
Accumulated other comprehensive income (loss)	(3,257)	(4,236)
Treasury stock, at cost, 4,422,536 shares at June 30, 2013 and September 30, 2012	(158,904)	(158,904)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	518,345	488,577
Non-controlling interest in subsidiaries	3,512	5,342
Total equity	521,857	493,919
Total liabilities and equity	$673,707	$652,532
See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended June 30, 2013 and 2012
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$139,097	$131,657	$412,476	$392,661
Cost of goods sold	89,765	82,312	266,186	247,533
Gross profit	49,332	49,345	146,290	145,128

Selling, general, and administrative expenses	26,544	25,303	77,595	76,405
Research and development expenses	10,456	11,477	33,041	32,102
Amortization expense	631	525	1,886	1,662
Income from operations	11,701	12,040	33,768	34,959

Other (income) expense
Interest income	(88)	(132)	(388)	(599)
Interest expense	129	150	473	507
Foreign currency (income) expense	(82)	(893)	(1,081)	(2,130)
Other income	(277)	(259)	(417)	(481)
Income before income tax	12,019	13,174	35,181	37,662
Income tax expense	3,256	4,574	10,099	12,610
Net income	8,763	8,600	25,082	25,052
Less: Net income (loss) attributable to the noncontrolling interest	61	244	122	586
Net income attributable to RSTI	$8,702	$8,356	$24,960	$24,466

Net income attributable to RSTI per share:
Per share of common stock basic	$0.31	$0.29	$0.89	$0.86
Per share of common stock diluted	$0.31	$0.29	$0.88	$0.85

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,283,840	28,545,891	28,185,536	28,528,247
Diluted	28,485,029	28,766,654	28,396,559	28,797,880

See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Periods Ended June 30, 2013 and 2012
(dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income	$8,763	$8,600	$25,082	$25,052
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $6, tax benefit of $4, tax expense of $19 and tax benefit of $10	18	(14)	59	(30)
Foreign currency translation adjustments	5,251	(15,827)	748	(18,771)
Defined benefit pension plans, net of tax of $33, $22, $100 and $65	58	36	172	110
Other comprehensive income (loss), net of tax	$5,327	$(15,805)	$979	$(18,691)
Total comprehensive income (loss)	$14,090	$(7,205)	$26,061	$6,361
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	61	244	122	586
Total comprehensive income (loss) attributable to RSTI	$14,029	$(7,449)	$25,939	$5,775

See accompanying notes to condensed consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended June 30, 2013 and 2012
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest In Subsidiaries	Total Equity
BALANCES at September 30, 2011	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	$4,660	$478,617
Total comprehensive income (loss)			24,466	(18,691)	—	5,775	586	6,361
Common stock issued in connection with Stock Incentive Plans	1	3,966	—	—	—	3,967	—	3,967
BALANCES at June 30, 2012	$325	$221,862	$417,989	$(8,245)	$(148,232)	$483,699	$5,246	$488,945

BALANCES at September 30, 2012	$325	$223,339	$428,053	$(4,236)	$(158,904)	$488,577	$5,342	$493,919
Total comprehensive income (loss)			24,960	979	—	25,939	122	26,061
Purchase of non-controlling interest	—	(2,332)	—	—	—	(2,332)	(1,952)	(4,284)
Common stock issued in connection with Stock Incentive Plans	2	6,159	—	—	—	6,161	—	6,161
BALANCES at June 30, 2013	$327	$227,166	$453,013	$(3,257)	$(158,904)	$518,345	$3,512	$521,857

See accompanying notes to consolidated financial statements

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2013 and 2012
(dollars in thousands)

	Nine Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,082	$25,052
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	11,304	10,238
Stock-based compensation expenses	2,970	3,449
Other adjustments	1,091	(2,347)
Change in operating assets and liabilities:
Accounts receivable, trade	(3,449)	20,106
Inventories	(587)	(24,277)
Accounts payable	(532)	505
Changes in other operating assets and liabilities	(375)	(25,013)
Net cash provided by (used in) operating activities	35,504	7,713
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	88	112
Additions to property and equipment	(12,318)	(20,094)
Purchases of short-term investments	(6,334)	(6,412)
Sales of short-term and long-term investments	3,255	5,877
Acquisition of businesses, net of cash acquired	—	(13,413)
Net cash provided by (used in) investing activities	(15,309)	(33,930)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long term debt	19,423	4,519
Repayments to banks	(23,763)	(9,833)
Purchase of non-controlling interests	(4,262)	—
Excess tax benefit from stock options	2	—
Issuance of common stock	2,945	295
Net cash provided by (used in) financing activities	(5,655)	(5,019)
Effect of foreign currency translation on cash	12	(3,202)

Net increase (decrease) in cash and cash equivalents	14,552	(34,438)
Cash and cash equivalents at beginning of period	98,735	127,412
Cash and cash equivalents at end of period	$113,287	$92,974

Cash paid for interest	$463	$344
Cash paid for taxes	$14,942	$21,043

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

In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance requiring changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  These changes, with retrospective application, became effective for the Company in fiscal year 2013. Other than the change in presentation to report comprehensive income as a separate but consecutive statement, these changes did not have an impact on the consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 amended ASC 210, Balance Sheet, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01 which limited the scope of this guidance to derivatives, repurchase type agreements and securities borrowing and lending transactions. The guidance from these updates is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. The Company is currently evaluating the impact of these standards on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As such, ASU 2013-02 will be effective October 1, 2013, for the Company and will be applied prospectively. The Company does not believe the adoption will have a significant impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". The update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removed the restriction on using different benchmark rates for similar hedges. ASU 2013-10 has no effect on the financial statements as of June 30, 2013, but will be applicable to any hedging activity the company enters into after July 17, 2013.

In July 2013, the FASB issued guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption will have a significant impact on the Company's consolidated financial statements.

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

The Company’s cash and cash equivalents, short-term investments, accounts receivable, and accrued liabilities are carried at amounts, which reasonably approximate their fair values due to their short-term nature. The Company’s lines of credit, short-term borrowings and long-term debt bear interest at variable and fixed interest rates that approximate market.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters.  Where observable prices or inputs are not available, valuation models may be applied.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

June 30, 2013	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$113,287	$113,287	$—	$—
Short-term investments	6,547	6,547	—	—
Derivatives	(167)	—	(167)	—
Non-current auction rate securities	1,900	—	—	1,900
Total assets and liabilities at fair value	$121,567	$119,834	$(167)	$1,900

September 30, 2012	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$98,735	$98,735	$—	$—
Short-term investments	2,428	2,428	—	—
Derivatives	(239)	—	(239)	—
Non-current auction rate securities	3,200	—	—	3,200
Total assets and liabilities at fair value	$104,124	$101,163	$(239)	$3,200

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2012	$3,200
Settlements	(250)
December 31, 2012	2,950
Settlements	—
March 31, 2013	$2,950
Settlements	(1,050)
June 30, 2013	$1,900

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	June 30, 2013	September 30, 2012
Finished goods	$31,998	$31,205
Work in progress	46,533	49,678
Raw materials and supplies	72,282	69,648
Demo inventory	19,418	19,247
Service parts	33,297	32,410
Total inventories	$203,528	$202,188

Net inventory is net of provisions for excess and obsolete inventory of $27,392 and $27,157 at June 30, 2013, and September 30, 2012, respectively.

6.	Long-Term Investments

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $1.9 million at June 30, 2013.  All sales were settled, for cash, at par value.  At June 30, 2013, the Company held two individual auction rate securities.  The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity.  The Company has historically used a discounted cash flow model to determine the fair market value of these investments.  This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods.  As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity.  Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2013, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2012	$41,802	$13,156	$46,657	$101,615
Currency translation differences	483	36	(178)	341
Balance as of June 30, 2013	$42,285	$13,192	$46,479	$101,956

The carrying values of other intangible assets are as follows:

	June 30, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,473	$7,946	$10,385	$7,649
Customer base	18,913	16,332	18,812	15,357
Other	21,114	15,981	21,186	15,439
Total	$50,500	$40,259	$50,383	$38,445

Amortization expense for each of the nine months ended June 30, 2013 and 2012, was $1.9 million and $1.7 million. At June 30, 2013, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2013 and the next five fiscal years based on the average exchange rates as of June 30, 2013, is as follows:

2013 (remainder)	0.6
2014	2.4
2015	1.7
2016	1.2
2017	1.0
2018	0.9

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2013	September 30, 2012
Employee compensation	$20,984	$21,968
Warranty reserves	12,274	11,894
Other taxes payable	469	440
Customer deposits	20,632	17,605
Other	18,355	18,114
Total accrued liabilities	$72,714	$70,021

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of June 30, 2013, the Company's gross unrecognized tax benefits totaled $0.4 million which includes less than $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The changes in warranty reserve for the nine months ended June 30, 2013 and 2012, are as follows:

	2013	2012
Balance at September 30,	$11,894	$13,197
Additional accruals for warranties during the period	3,008	1,474
Usage during the period	(2,679)	(1,827)
Currency translation	51	(634)
Balance at June 30,	$12,274	$12,210

11.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2012 or through the first nine months of fiscal year 2013.  Non-qualified stock options were granted to officers and other key employees in the second quarter of fiscal years 2013 and 2012.  During the nine-month periods ended June 30, 2013 and 2012, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

The balance of outstanding stock options and all options activity at and for the nine months ended June 30, 2013, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2012	3,109,850	$25	3/4	5.48 years
Granted	370,500	$27	3/5
Exercised	(218,450)	$13	2/8
Forfeited	(6,000)	$31	1/8
Outstanding at June 30, 2013	3,255,900	$26	9/10	5.48 years	$5.60
Exercisable at June 30, 2013	2,216,400	$26	7/10	4.08 years	$4.75

As of June 30, 2013, there were $11.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.56 years.

During the three and nine months ended June 30, 2013 and 2012, the following activity occurred under the Incentive Stock Plan:

	(in millions)		(in millions)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Total intrinsic value of stock options exercised	$0.3	$—	$2.9	$0.9
Cash received from stock option exercises	$0.5	$—	$2.9	$0.3

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Weighted number of shares for basic earnings per common share	28,283,840	28,545,891	28,185,536	28,528,247
Potential additional shares due to outstanding dilutive stock options	201,189	220,763	211,023	269,633
Weighted number of shares for diluted earnings per common share	28,485,029	28,766,654	28,396,559	28,797,880

The weighted average diluted shares outstanding for the nine months ended June 30, 2013 and 2012, excludes the dilutive effect of approximately 2.5 million and 2.2 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and nine months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Service cost	255	$190	$765	$578
Interest cost	314	315	943	962
Expected return on plan assets	(153)	(130)	(459)	(392)
Amortization of prior net loss	13	58	37	175
Amortization of prior service cost	78	—	235	—
Net periodic pension cost	$507	$433	$1,521	$1,323

14.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	June 30, 2013	September 30, 2012
ASSETS
North America	$247,532	$245,620
Germany	434,385	417,812
Other	331,411	303,833
Intercompany eliminations	(339,621)	(314,733)
	$673,707	$652,532

	June 30, 2013	September 30, 2012
PROPERTY AND EQUIPMENT, NET
North America	$18,269	$16,901
Germany	45,687	44,818
Other	20,301	18,487
Intercompany eliminations	(252)	(205)
	$84,005	$80,001

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
NET SALES
North America	$40,576	$44,416	$116,956	$126,469
Germany	86,894	89,769	262,474	263,180
Other	62,466	54,816	195,297	161,032
Intercompany eliminations	(50,839)	(57,344)	(162,251)	(158,020)
	$139,097	$131,657	$412,476	$392,661
INTERCOMPANY SALES
North America	$3,742	$3,200	$11,150	$9,195
Germany	34,610	37,873	108,835	109,230
Other	12,487	16,271	42,266	39,595
Intercompany eliminations	(50,839)	(57,344)	(162,251)	(158,020)
	$—	$—	$—	$—
EXTERNAL SALES
North America	$36,834	$41,217	$105,806	$117,275
Germany	52,284	51,896	153,639	153,950
Other	49,979	38,544	153,031	121,436
	$139,097	$131,657	$412,476	$392,661

INCOME BEFORE INCOME TAX
North America	$3,833	$1,900	$7,333	$6,685
Germany	4,812	7,091	12,131	20,393
Other	4,645	5,434	16,149	12,750
Intercompany eliminations	(1,271)	(1,251)	(432)	(2,166)
	$12,019	$13,174	$35,181	$37,662

15.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Macro applications	$57,126	$52,959	$161,154	$150,224
Marking and micro applications	62,622	61,914	198,697	196,836
Components	19,349	16,784	52,625	45,601
	$139,097	$131,657	$412,476	$392,661

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

Overview

Rofin-Sinar Technologies Inc. (herein also referred to as "RSTI", "Rofin-Sinar", "Rofin", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacturing and marketing of laser sources and laser-based system solutions for industrial material processing applications, which include primarily cutting, welding and marking a wide range of materials. The Company's product portfolio ranges from single laser-beam sources to highly complex systems, covering all of the key laser technologies such as CO2 lasers, fiber, solid-state and diode lasers, and the entire power spectrum, from single-digit watts up to multi-kilowatts, as well as a comprehensive spectrum of wavelengths. An extensive range of laser components completes the product portfolio. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs and easy integration into the customer's production process, thus meeting a broad range of its customers' material processing requirements.

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

During the third quarter of fiscal years 2013 and 2012, we realized approximately 41% and 40% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 45% and 47%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 14% and 13%, respectively, from the sale of components.

We experienced strong sales in the third quarter to the machine tool and electronics industries mainly triggered by China, while sales to the semiconductor industry also improved significantly on a sequential basis. Order entry in Europe was slower than expected, whereas North American and Asian orders marked our best quarter during this fiscal year to date. The global markets continue to be challenging and the slower pace of GDP growth in China might influence our business in the coming months.

However, management believes that the Company's solid backlog, combined with ongoing sales activities and focused efforts in the Asian markets, will help to deliver reasonable fourth quarter results.

 At June 30, 2013, Rofin-Sinar had 2,242 employees compared to 2,204 employees at June 30, 2012.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	100%	100%	100%	100%
Cost of goods sold	65%	63%	65%	63%
Gross profit	35%	37%	35%	37%
Selling, general and administrative expenses	19%	19%	19%	20%
Research and development expenses	8%	9%	8%	8%
Amortization expenses	—%	—%	—%	—%
Income from operations	8%	9%	8%	9%
Income before income taxes	9%	10%	9%	10%
Net income attributable to RSTI	6%	6%	6%	6%

Net Sales - Net sales of $139.1 million and $412.5 million represent increases of $7.4 million, or 6%, and $19.8 million, or 5%, for the three and nine-month periods ended June 30, 2013, as compared to the corresponding periods in fiscal year 2012. The increase for the three months ended June 30, 2013, resulted from a net sales increase of $10.5 million, or 11%, in Europe and Asia, and a decrease of $3.1 million, or 10%, in North America, compared to the corresponding period in fiscal year 2012. The increase for the nine months ended June 30, 2013, resulted from a net sales increase of $22.3 million, or 7%, in Europe and Asia, and a decrease of $2.5 million, or 3%, in North America, compared to the corresponding period in fiscal year 2012. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $2.0 million for the nine-month period ended June 30, 2013.

Net sales of laser products for macro applications increased by $4.2 million, or 8%, to $57.1 million, and by $11.0 million, or 7%, to $161.2 million for the three and nine-month periods ended June 30, 2013, as compared to the corresponding periods of fiscal year 2012. The increase was mainly attributable to the higher demand for our lasers for macro applications in the machine tool industry.

Net sales of lasers for marking and micro applications increased by $0.7 million, or 1%, to $62.6 million for the three-month period ended June 30, 2013, and reflects higher demand mainly from the electronics industry.  Net sales of lasers for marking and micro applications increased by $1.9 million, or 1%, to $198.7 million for the nine-month period ended June 30, 2013, mainly due to higher business with the consumer electronics and smart card industries.

Revenues for the components business increased by $2.6 million, or 15%, to $19.3 million for the three-month period ended June 30, 2013. Revenues for the nine-month period ended June 30, 2013, increased by $7.0 million, or 15%, to $52.6 million as compared to the corresponding period in fiscal year 2012, mainly attributable to stronger demand for laser diodes and fiber-related components.

Gross Profit - Our gross profit totaled $49.3 million for the three-month periods ended June 30, 2013, and 2012. Our gross profit of $146.3 million for the nine-month period ended June 30, 2013 represents an increase of $1.2 million, or 1%, from the corresponding period of fiscal year 2012. As a percentage of sales, gross profit decreased from 37% to 35% for the three-and nine month periods ended June 30, 2013. The change is mainly due to an unfavorable product mix and lower service and spare parts business. Gross profit was also unfavorably affected by $0.3 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the nine-month period ended June 30, 2013.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $26.5 million and $77.6 million for the three and nine-month periods ended June 30, 2013, represent an increase of $1.2 million, or 5%, for the three-month period, and an increase of $1.2 million, or 2%, for the nine-month period, from the corresponding periods of fiscal year 2012. The increase in SG&A expenses for the three-month period is mainly a result of higher expenses related to the biannual laser exhibition in Munich, Germany, as well as an increase in commissions and in the allowance for bad debts resulting from the higher revenue level. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.5 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the nine-month period ended June 30, 2013. As a percentage of net sales, SG&A expenses remained stable at 19% for the three-month period ended June 30, 2013, and decreased from 20% to 19% for the nine-month period ended June 30, 2013, as compared to the corresponding prior year periods.

Research and Development - The Company spent net $10.5 million and $33.0 million on research and development ("R&D") during the three and nine-month periods ended June 30, 2013, which represents a decrease of $1.0 million, or 9%, and an increase of $0.9 million, or 3%, from the corresponding periods of fiscal year 2012. Gross R&D expenses for the three-month periods ended June 30, 2013 and 2012, were $11.0 million and $11.8 million, respectively, and were reduced by $0.5 million and $0.3 million of government grants during each respective period. Gross R&D expenses for the nine-month periods ended June 30, 2013 and 2012, were $34.3 million and $33.2 million, respectively, and were reduced by $1.3 million and $1.1 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.2 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the nine-month period ended June 30, 2013.

Amortization Expense - Amortization expense for the three and nine-month periods ended June 30, 2013, amounted to $0.6 million and $1.9 million, respectively. This represents an increase of $0.1 million and $0.2 million for the three and nine-months periods when compared to the same periods of fiscal year 2012.

Other (Income) Expense - Net other income of $0.3 million for the three-month period ended June 30, 2013, represents a decrease of $0.8 million compared to a net other income of $1.1 million in the corresponding period of fiscal year 2012.  Net other income of $1.4 million for the nine-month period ended June 30, 2013, represents a decrease of $1.3 million compared to net other income of $2.7 million for the corresponding period of the prior year. The three and nine-month periods ended June 30, 2013 were impacted by a decrease of $0.8 million and $1.0 million in foreign currency gains when compared to the comparable prior year periods.

Income Tax Expense - Income tax expense of $3.3 million and $10.1 million for the three and nine-month periods ended June 30, 2013, represents an effective tax rate of 27% and 29%, compared to 35% and 33% for the corresponding periods of fiscal year 2012. The decrease in the effective tax rate is mainly due to the generation of taxable income in countries with lower tax rates and the utilization of R&D credits in the U.S. Income tax expense, a significant portion of which is incurred in foreign currencies, was not significantly affected by the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, in the nine-month period ended June 30, 2013.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $8.7 million and $25.0 million for the three and nine-month periods ended June 30, 2013, which represents an increase of $0.3 million, or 4%, and an increase $0.5 million, or 2%, from the corresponding periods in fiscal year 2012. For the three-month period ended June 30, 2013, both the basic and diluted earnings per common share calculation equaled $0.31, based upon a weighted average of 28.3 million and 28.5 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.29, based upon a weighted average of 28.5 million and 28.8 million shares of common stock outstanding for the corresponding period of fiscal year 2012.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2013, were cash and cash equivalents of $113.3 million, short-term investments of $6.5 million, short-term credit lines of $65.8 million and long-term credit lines of $16.7 million.  As of June 30, 2013, $1.2 million was outstanding under the short-term lines of credit and $1.4 million was used for bank guarantees under these lines of credit, leaving $63.2 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $20.5 million, of which $11.0 million was used. Therefore, $72.7 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at June 30, 2013.  At such date, the entire amount of our long-term lines of credit was fully drawn and $1.5 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At June 30, 2013, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $14.6 million during the nine-month period ended June 30, 2013.  Approximately $35.5 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income for the nine-month period ended June 30, 2013, and changes in non-cash transactions (depreciation and stock-based compensation expense), partially offset by an increase in trade accounts receivables.

Net cash used in investing activities totaled $15.3 million for the nine-month period ended June 30, 2013, and was primarily related to the additions to property and equipment and net purchases of short-term and long-term investments.

Net cash used in financing activities totaled $5.7 million for the nine-month period ended June 30, 2013, and was primarily related to the repayments to banks and the purchase of non-controlling interests in two of our Chinese subsidiaries, partially offset by the proceeds from the issuance of long term debt and by the issuance of common stock from option exercises.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of June 30, 2013, $98.1 million of the total $119.8 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $21.7 million held by our US subsidiaries. As of that date, $13.9 million was owed by our non-US subsidiaries and $4.0 million was owed by our US subsidiaries from the total indebtness amounting to $17.9 million. We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities.  In addition, our US subsidiaries had $20.0 million in available and unused lines of credit at June 30, 2013. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The accumulated currency translation adjustment component of stockholders' equity represented a gain of $3.0 million at June 30, 2013, as compared to a gain of $2.3 million at September 30, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2013, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At June 30, 2013, the Company maintained cash equivalents and short-term investments of $119.8 million, consisting mainly of interest bearing securities and demand deposits.  If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At June 30, 2013, the Company had $2.1 million of variable rate debt on which the interest rate is reset every three months, $4.0 million of variable rate debt on which the interest rate is reset every six months, $1.0 million of variable rate debt on which the interest rate is reset every year and $10.8 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2013	1.7	million
2014	1.7	million
2015	1.8	million
2016	4.2	million
2017	4.9	million
2018	1.3	million
2019 and thereafter	2.3	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in pre-tax interest expense by less than $0.1 million.

Additionally, the Company has entered into interest rate swap agreements of total notional amounts of Euro 1.6 million and Swiss francs 3.8 million (equivalent to $2.1 million and $4.0 million, respectively, based on the exchange rates at June 30, 2013), to minimize the interest expenses on short-term and long-term debt by swapping from variable to fixed interest rates.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At June 30, 2013, the Company held Japanese yen forward exchange options with notional amount of Euro 1.5 million. The profit or loss resulting from a 10% change in currency exchange rates would vary approximately from $0.2 million profit to a loss of $0.2 million.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

     Not applicable

Item 5.   Other Information

None

 Item 6.   Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* The Exhibits 101 are filed with the SEC only.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rofin-Sinar Technologies Inc.
(Registrant)

Date: August 9, 2013	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer