Form 10-K
period 2013-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2013-11-29
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the common stock on March 29, 2013 (the last business day of the most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market was approximately $757,726,642.  For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

28,141,469 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 26, 2013.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders to be held in March 2014 are incorporated by reference herein at Part III, Items 10-14.

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

These factors include (among others):

•
downturns in the machine tool, automotive, semiconductor, electronics, photovoltaic, and medical device industries which may have, in the future, a material adverse effect on sales and profitability of the Company;

•	the ability of the Company’s OEM customers to incorporate its laser products into their systems;

•	the impact of exchange rate fluctuations, which may be significant because a substantial portion of the Company’s operations is located overseas;

•	the level of competition and the ability of the Company to compete in the markets for its products;

•	the Company’s ability to develop new and enhanced products to meet market demand or to adequately utilize its existing technology;

•	third party infringement of the Company’s proprietary technology or third party claims against the Company for the infringement or misappropriation of proprietary rights;

•	the scope of patent protection that the Company is able to obtain or maintain;

•	competing technologies that are similar to or that serve the same uses as the Company’s technology;

•	the Company’s ability to efficiently manage the risks associated with its international operations; and

•	the other risks described under “ITEM 1A - Risk Factors”.

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
Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. The Company sells directly to end users and to original equipment manufacturers (“OEMs”) that integrate ROFIN's laser sources with other system components. Many of ROFIN's customers are among the largest global participants in their respective industries. During fiscal 2013, 2012, and 2011, 20%, 22%, and 18%, respectively, of the Company’s sales were in North America, 45%, 44%, and 45%, respectively, were in Europe, and 35%, 34%, and 37%, respectively, were in Asia.

ROFIN's sales approach in the laser-related business reflects the many different requirements of its customers throughout a multitude of industries, and is divided into three areas of core competence: Macro, Micro, and Marking. The core of the Macro business section is high-powered laser sources, primarily used for cutting and welding as well as surface treatment applications. The Micro section concentrates on laser sources and laser-based system solutions that require less power output for micro-processing of materials. The Marking section specializes in innovative marking solutions on both organic and inorganic materials for many different industries. The activities in the components sector which comprises of diodes and diode laser components, power supplies, fibers and fiber beam deliveries as well as fiber laser components round out the Company's business activities in the industrial laser market. During fiscal 2013, 2012, and 2011, approximately 38%, 38%, and 40%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 49%, 50%, and 50%, respectively, related to sales of laser products for marking and micro applications, and approximately 13%, 12%, and 10%, respectively, related to sales of components.

THE INDUSTRIAL LASER MARKET FOR MATERIAL PROCESSING

Over the past decades, lasers have revolutionized industrial manufacturing and have been used increasingly to provide reliable, flexible, non-contact, compact, and high-speed alternatives to conventional technologies for processing various kinds of metal and non-metal materials in a broad range of advanced manufacturing applications. The industrial laser market is generally considered to be made up of laser sources sold for industrial applications including material processing, medical therapeutic, instrumentation, research, telecommunications, optical storage, entertainment, image recording, inspection, measurement and control, bar-code scanning, and other end-uses.

According to the Industrial Laser Solutions magazine's 2013 forecast for industry data published in January 2013, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) are expected to reach approximately $2.2 billion. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of approximately seventeen percent (based on laser-related sales volume). The Company has sold more than 66,000 laser sources since 1975 and currently has over 4,000 active customers (including multinational companies with multiple facilities purchasing from the Company).

BUSINESS STRATEGY

The Company's business strategy is to maximize shareholder value by (i) strengthening its position as a leading supplier to the global market for macro (cutting and welding) applications; (ii) capitalizing on its leadership position in marking applications; (iii) extending its position in micro (fine cutting, fine welding, perforating, and structuring applications); (iv) cross-selling its various laser products to its existing large customer base; (v) enlarging its market coverage geographically and by developing new applications; (vi) strengthening its product portfolio and customer base through acquisitions; and (vii ) broadening its component product portfolio.
 The Company believes that the major sources of its future growth will be the following:

•
Developing New Laser Products through Technological Innovation: Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company's strategy. The Company is currently focusing its research and development activity on expanding the output power range of its CO2, diffusion cooled, wave-guide Slab lasers and enhancing the performance of its line of high power, fast-flow CO2 lasers. The Company is also expanding its series of end and side pumped, solid-state lasers for marking and micro applications. In addition, the Company is actively engaged in the research and development of its low- and high-power fiber laser family to further expand its solid-state laser offering for marking, micro, and macro applications. The Company is also enhancing its research and development efforts in order to broaden its portfolio of ultrashort pulse lasers. In addition, research and development is focused on expanding the Company's product range, especially in the field of passive and active fibers, laser diodes, power supplies, and fiber delivery systems.

•
Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on its traditional target markets (the machine tool, automotive, semiconductor, electronics, and medical device industries) as well as those markets it has entered more recently (flexible packaging and photovoltaic industries). The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding, cutting, and drilling for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. In the photovoltaic industry, the Company intends to further exploit structuring applications for its macro and micro laser products such as scribing of thin film solar cells as well as crystalline solar cells.

•
Capitalizing on Global Presence to Attract New Customers: The Company intends to capitalize on its customer base and the presence of its manufacturing, sales and service operations in the three principal geographic markets in which its customers operate (North America, Europe, and the Asia/Pacific region) to increase market share in its existing industrial and geographic markets. The Company believes its global manufacturing, distribution and service network allows it to be more responsive to customers' needs and positions it to expand into additional promising markets which offer high long-term potential for growth.

•
Offering Customized Solutions based on Standard Platforms: While the Company offers a wide range of laser applications and develops customized solutions for its customers, these applications and solutions are built on a focused number of product families comprised of standardized laser sources. For example, for its OEM customers in the machine tool industry, the Company provides customized laser versions. For its marking customers, the Company combines its standard laser markers with customized parts handling and software. For its micro applications customers, the Company delivers its standard laser sources in different customized packages. The Company believes that this product strategy has contributed to increases in product sales and intends to continue offering focused customization services and pursuing its initiatives to standardize its core products so as to lower its production costs and continue to improve its profitability.

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

LASER TECHNOLOGY

The term “laser” is an acronym for “Light Amplification by Stimulated Emission of Radiation”. Lasers were first developed in the early 1960s in the United States. A laser consists of an active lasing medium that gives off its own light (radiation) when excited, an optical resonator with a partially-reflective output mirror at one end, a fully-reflective rear mirror at the other that permits the light to bounce back and forth between the mirrors through the lasing medium, and an external energy source used to excite the lasing medium. A laser works by causing the energy source to excite (pump) the lasing medium, which converts the energy from the source into an emission consisting of particles of light (photons). These photons stimulate the release of more photons, as they are reflected between the two mirrors, which form the resonator. The resulting build-up in the number of photons is emitted in the form of a laser beam through an output port or “window”. By changing the energy and the lasing medium, different wavelengths and types of laser light can be produced. The laser produces light from the lasing medium to achieve the desired intensity, uniformity, and wavelength through a series of reflective mirrors. The heat generated by the excitation of the lasing medium is dissipated through a cooling mechanism, which varies according to the type of laser technology.
Lasers are used for material processing because they have many advantages over other conventional production methods. In many areas of industrial manufacturing, lasers already allow for significantly greater precision, flexibility, and productivity and are often the only technology that enables efficient mass production of new products. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application, besides economic reasons, are wavelength, pulse duration, output power, and spatial coherence.
The principal types of laser technologies currently used for material processing are CO2 lasers, solid-state lasers, fiber lasers, and diode lasers.
CO2 lasers, which use CO2 gas as the lasing medium, are divided into high-power (above 500 watts) and low-power (below 500 watts) applications. There are two methods for CO2 excitation, radio frequency (“RF” or “HF”) and direct current (“DC”) excitation. Most high-power CO2 lasers are based on gas flow, in which a continuous supply of fresh laser gas flows through the laser cavity to create the energy necessary for excitation. Due to their ability to generate comparatively high levels of continuous-wave (“CW”) power, CO2 lasers are a particularly attractive laser medium for material processing applications. Material processing applications for CO2 laser sources vary according to the power output and configuration of the laser system. The primary applications for high-power CO2 lasers are cutting and welding of metal as well as surface treatment. Low-power CO2 lasers are used principally for marking, cutting, and engraving of organic materials. While both low- and high-power CO2 lasers are used for cutting, the materials they are used to process and their physical size can vary significantly.
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
Fiber lasers are solid-state lasers that have their origin in low-power information and communication applications, and since 2003 have undergone a rapid development towards higher output powers, which has also made this technology attractive for higher-power material processing applications. The lasing medium, typically ytterbium, is contained in a waveguide (the active fiber itself) and surrounded by a cladding, which guides the pump light to the lasing medium. With in-fiber components like fiber bragg gratings, tapered fiber bundles (pump light couplers), power combiners, and delivery fibers, from the generation of the light to the delivery of the light to the work piece, can be realized in an “all-in-fiber” technology. Today, a kilowatt and more can be generated from a single fiber, no bigger in diameter than a human hair. Higher power can be generated by bundling multiple fibers.
Solid-state and fiber lasers can also be used as mode-locked lasers emitting ultrashort pulses, i.e. pulses with durations of femtoseconds or picoseconds, which are suitable for processing the very sensitive materials.
Diode lasers are based on special semiconductor structures on a gallium arsenide (GaAs) die to generate laser light. A typical 10 mm long laser diode bar contains approximately 25 single laser emitters. When mounted on a specially designed, highly-efficient heat sink, a laser diode bar is able to produce up to 100 watts of laser output power. A single high-power laser diode module consists of: (1) a semiconductor laser diode bar; (2) a high-efficient heat sink, on which the laser bar is mounted; and optional (3) a micro-lens system, which is mounted in front of the laser bar to collimate or focus the light. Optical output power can be increased by combining the beamlets of several laser diode modules on top of each other. Through optical combination of such modules, output powers in the kilowatt range can be achieved. Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment such as cladding or hardening, soldering, and plastic welding.

THE COMPANY’S LASER PRODUCTS

The Company distinguishes itself from the majority of its competitors who specialize in only one or two of the three principal laser technologies for material processing by offering its customers CO2, solid-state, fiber, and diode laser sources, and solutions in a variety of configurations and options. As a technological leader in CO2, solid-state, fiber, and diode lasers, the Company is able to meet a broad range of its customers' cutting, welding, and marking requirements. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer's production process. The Company's engineers and other technical experts work directly with the customer in the Company's applications centers to develop and customize the optimal solution for the customer's manufacturing requirements.

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

•	cutting, welding, and surface treatment (macro applications);

•	marking; and

•	fine cutting, spot and seam welding, micro drilling, scribing, perforating, and fine structuring/ablation (micro applications).

Besides offering standard solutions and laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their unique manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in:

•	product development and manufacturing services based on over 35 years of laser technology experience and applications know-how;

•	application and process development, which means developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes;

•	system engineering, which means advising customers on machine design, including tooling, automation, and controls for customers in need of “turn-key” solutions; and

•	extensive after-sales support of its laser products, including technical support, field service, maintenance and training programs, and rapid spare parts delivery.

The following table sets forth the Company’s net sales of laser products used for macro applications, laser products used for marking and micro applications, and components in fiscal 2013, 2012, and 2011:

	September 30,
Product Category*	2013	2012	2011
	(in thousands)
Laser macro products	$214,623	$205,394	$237,449
Laser marking and micro products	272,632	272,195	302,330
Components	72,813	62,532	57,984
	$560,068	$540,121	$597,763
_____________
*    For each laser product category, net sales include sales of service (including training, maintenance and repair) and spare parts.

The laser sources sold by the Company consist of a laser head (containing the lasing medium, resonator, source of excitation, resonator optics, and cooling mechanism), power supply, and microcontroller (for control and monitoring). The Company's products are offered in different configurations and utilize different design principles according to the desired application. A large variety of laser systems provided by our Company are equipped with the uniform operating concept “ROFIN Control Unit” (RCU). RCU is a real-time laser and handling control device, which allows control of any laser mode. The user interface allows full access from a terminal (for instance a touch screen) that is located directly on the machines, or via a preceding PC with an Ethernet connection. The standardized ROFIN Control Network allows the extended diagnosis of all laser components via the Intranet, the Internet, or WLAN. With the open PLC programming system customers can individually adapt the process sequence.

For a more detailed discussion of the components of a laser source, see “Laser Technology”.

The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Laser macro products	Machine tool	Cutting and welding of metals
	Automotive	Cutting and welding of metals
Laser marking products	Semiconductor and electronics	Marking of integrated circuits, wafers, solar cells, electronic components, and smart cards
	Automotive	Marking of labels and car components
Laser micro products	Medical devices, semiconductor and electronics, photovoltaics, dental and jewelry	Fine welding, fine cutting, micro structuring/ablation, scribing, and drilling
	Automotive, consumer electronics, consumer goods	Scribing, plastic welding, and soldering
	Packaging and paper industry	Perforating and scribing of paper and foils
Components	Laser industry, printing, defense industry, medical

LASER MACRO PRODUCTS

The Company's business strategy for its macro laser business is to grow its revenues by:

•	increasing its market share in its existing CO2 laser market through increased sales of its low and high power, diffusion cooled, wave-guide Slab lasers and fast-axial flow CO2 lasers;

•	developing fiber lasers with higher output powers to achieve higher cutting speeds and deeper welding depths in order to broaden its addressable markets;

•	further developing the Remote Welding, Tube Welding, Profile Welding, and Scanner Welding System concepts; and

•
continuing research and product engineering for its solid-state and fiber laser series to further penetrate the market and to further increase the output power or vary the wavelengths for specific applications.

The Company's high-power laser macro product offering consists of laser products which are produced and marketed under the following brand names: ROFIN, PRC, NELC, Nufern, and DILAS.

The Company's family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
DC Slab Series	1.0 kW - 8.0 kW	High frequency	Machine tool Automotive	Cutting and welding
SC Series	100 W - 600 W	High frequency	Machine tool Electronics Packaging	Cutting and structuring of textile, paper and plastics
XL Series	1.0 kW - 1.5 kW	Direct current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct current	Machine tool	Cutting and welding
FH Series	6.0 kW - 8.0 kW	Direct current	Machine tool	Cutting and welding
SM/FA Series	1.0 kW - 4.0 kW	Direct current	Machine tool Packaging	Cutting and welding
PLS	2.5 kW - 6.0 kW	Direct current	Machine tool	Cutting and welding
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

The Company's SC Series diffusion cooled, wave-guide CO2 lasers are developed and produced by ROFIN-SINAR UK Ltd. The SC Series are sealed-off lasers, which are also based on the Slab laser principle used for the DC Slab Series. These lasers are used mainly for cutting and structuring applications. Principal markets are the machine tool, electronics, and packaging industries.
The Company's XL, STS, FH, SM, FA, and PLS Series fast-axial flow CO2 lasers are used for both cutting and welding applications and are marketed under the PRC and NELC brands. In the fast-axial flow principle, the gas discharge occurs in a tube in the same direction as the resonator, through which the laser gas mixture flows at a high speed. XL, STS, FH, SM, FA, and PLS Series products are used primarily by the machine tool industry. The SM Series are also frequently used in the packaging industry, for example for dieboard cutting.
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
The Company's family of high-power diode laser products for welding and surface treatment applications, and their principal market, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Diode Lasers	1.0 kW - 3.0 kW	Direct current	Machine tool	Welding, cladding, hardening

The Company's high-power diode lasers are designed to meet the requirements of a wide range of welding and surface treatment applications like cladding and hardening. The Company's high-power diode lasers are produced and marketed under the DILAS brand.

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

•	the Company's focus on innovation, which is reflected in cutting-edge products that satisfy standard as well as complex market requirements.

The Company's business strategy for its laser marking business is four-fold:

•	to expand its position in worldwide laser marking markets with a particular focus on the semiconductor, electronics, automotive, smart card, and medical device industries;

•
to offer a balanced product portfolio covering different technologies (such as CO2, solid-state, or fiber lasers) in different wavelengths (i.e. infrared, green, and UV) and different pulsing capabilities (i.e. ns or ps lasers);

•	to pursue application development for existing and new products; and

•	to capitalize on its installed base of lasers by cross-selling the Company's products to its existing customers.

The Company's laser marking product offering consists of laser products, which are produced and marketed under the following brand names: ROFIN, NETC (“Nanjing Eastern Technologies Co. Ltd”), and Nufern.

The Company's family of laser products for marking applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
PowerLine	2 W - 100 W	Laser diodes or CO2	Semiconductor, Electronics, General marking applications	Integrated circuit marking, marking of metals plastics and organic materials, day and night design, smart card
MultiScan	100 W	High frequency	Packaging	Consumer goods marking
LabelMarker Series	Stand-alone laser based system		Automotive	Label marking
EasyMark	Laser workstation		General marking applications, Medical components, Tool industry	Metal and plastics marking
EasyJewel	Laser workstation		Jewelry marking	Metal marking
CombiLine Series	Laser workstation for integration of a wide range of ROFIN laser markers		General marking applications	Metal and plastics marking
NuQ Fiber Series	10 W - 50 W	Laser diodes	OEM/Integrators	Marking, engraving
R Series	10 W - 25 W	Laser diodes	General marking applications	Metal and plastics marking
PowerLine - The Company's standard PowerLine laser marking products consist of a range of lasers with output power from 2 watts to 100 watts with a galvo-head, a personal computer with state-of-the-art processor and ROFIN's proprietary VisualLaserMarker software. The modular design of the PowerLine markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM customers may order the laser head and 19” modules, for easy integration into the system specified by the end user). The PowerLine solid-state lasers incorporate diode modules which result in higher output power (and therefore higher marking speeds), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions provide further increases in efficiency in a compact size. PowerLine marking products are also available with fiber lasers with output powers of up to 100 watts (i.e. with PowerLine F 100), ensuring higher energy efficiency and therefore reduced operating costs. The availability of different wavelengths and pulse widths in the product portfolio enables to provide solutions for a wide range of applications. Especially the frequency multiplied lasers (green, UV) as well as short-pulse lasers open new areas for the industrial utilization. The Company's proprietary VisualLaserMarker software provides customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double marking head allowing speeds of up to 1,600 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application - among a wide variety of possible applications - is marking in the semiconductor and electronics industries.
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

EasyJewel - The EasyJewel is a transportable desktop device with a class 1 safety rating specially developed to mark jewelry. The laser system offers the benefits of non-contact, abrasion-resistant, permanent marking onto almost any type of precious material with high speed and precision. Special machine features include quick and exact loading of regular and special shapes, jogging function to reach the optimum marking position, and various software capabilities.

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

R Series - These solid-state lasers are produced and marketed under the NETC brand. The modular design of these lasers with 19” components guarantees an easy integration into different systems. The new developments in completely air-cooled solutions offer efficiency advantages as well as a compact size and are also available in an OEM version.

LASER MICRO PRODUCTS

After the acquisition of Baasel Lasertech in 2000, the Company formed a separate sales and marketing group focused on micro applications. This group markets and sells a broad range of laser products, including pulsed, fiber and other solid-state lasers for various spot and seam welding and fine cutting applications, CO2 Slab lasers for perforating applications, Q switched, solid-state and ultrashort pulse lasers for surface structuring/ablation, cutting, and drilling, and diode lasers for soldering and plastic welding applications.
The Company's business strategy for its micro applications business is to:

•	continue to develop customers in the consumer electronics industry for fine welding and cutting applications, as well as for plastic welding and soldering;

•	focus on manufacturers of medical instruments and implants within the medical device industry using mainly cutting and welding applications;

•
increase its sales of perforating systems to the packaging industry for applications like easy-tear and special perforated foils for food packaging that allow the transfer of air and keep moisture in packaged goods;

•
further broadening its existing portfolio through expanding the output power range and offering different wavelengths (i.e. UV, infrared, green) and different laser technologies (i.e. fiber lasers, ultrashort pulse lasers);

•	increase its sales in the photovoltaic market with different applications (e.g. through special laser solutions that realize an efficiency increase of solar cells);

•	develop/broaden new markets for ultrashort pulse laser applications; and

•	develop/broaden applications such as turbine drilling for the aerospace or power generation industries.

The Company's laser micro product offering consists of laser products which are produced and marketed under the ROFIN, DILAS, Corelase, Lee Laser, and ROFIN-LASAG brand names.

The Company's family of laser products for micro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Manual Welders	60 W - 200 W	Flash lamp	Jewelry, Mold making, Medical device	Spot and seam welding
StarPulse	40 W - 500 W	Flash lamp	Medical device, Electronics	Spot and seam welding
StarFiber	100 W – 600 W	Diode	Electronics, Medical device	Fine cutting, fine welding
X-Lase	1 W – 24 W	Diode	Semiconductor, Electronics	Scribing
StarFemto FX	1 W – 15 W	Diode	Medical device, Watch industry, Automotive	Cutting, structuring, drilling
PerfoLas Systems	1,000 – 2,000 W	Direct current	Paper	Perforating
StarShape Systems	100 – 600 W	Direct current	Packaging	Cutting, drilling, structuring
UW and MPS Laser Systems	n.a.	n.a.	Electronics, Medical device, Automotive, Semiconductor, Energy, Job shops	Cutting, welding, structuring
Series 800/Series LLP	4 W – 1,000 W	Flash lamp	OEM	Micro/Marking
Series LDP	10 W – 800 W	Diode	OEM	Micro/Marking
Series LEP	2 W – 20 W	Diode	OEM	Micro/Marking
Series LDPP	8 W – 200 W	Diode	OEM	Fine cutting
Series LFP	7 W - 15 W	Diode	OEM	Micro
COMPACT/MINI Diode Laser System Series	25 W – 1,000 W	Diode	Automotive, Electronics, Medical device, Consumer goods	Plastic welding, soldering, micro hardening
Diode Lasers	10 - 500 W	Direct current	Automotive, Medical device	Plastic welding, soldering
KLS 246 Series	20 W – 120 W	Flash lamp	Automotive, Medical device, Consumer goods	Fine cutting, precision drilling, scribing
FLS Series	120 W – 800 W	Flash lamp	Aerospace, Power generation, Tooling	Drilling, cutting, welding
LFS Series	150 W – 200 W	Diode	Medical device, Electronics, Watch industry	Precision cutting and welding
SLS CL Series	5 W – 250 W	Flash lamp	Medical device, Electronics, Automotive	Spot and seam welding

Manual Welders - The Company's manual welders for micro applications, which are sold under the names Performance, Tool Open, and Integral, consist of pulsed, solid-state lasers in the range of 60 to 200 watts, which are primarily used for fine welding applications in the medical device, jewelry, and mold making industries.

StarPulse Series - The StarPulse Series consists of pulsed Nd:YAG rod lasers with power ratings from 40 to 500 watts. StarPulse lasers provide high peak powers and high pulse-to-pulse stability and are designed for use in fine welding applications such as laser welding of highly reflective materials in the medical device and electronics industries.
StarFiber Series - The robust and compact fiber laser systems of the StarFiber Series achieve nominal powers of 100 to 600 watts. The lasers can be operated in either pulse-modulated or continuous-wave mode. The StarFiber Series is designed for a broad range of applications including fine welding, such as welding of electromechanic components, and fine cutting, such as in the production of medical devices.
X-Lase - The X-Lase Series comprise of picosecond pulse mode-locked fiber laser systems with a maximal output power of 24 watts. Main markets are in the semiconductor, electronics, and display industries. In these industries the X-Lase products can be used for thin film patterning, ablation, and scribing applications. The X-Lase Series are manufactured and marketed under the Corelase brand.
StarFemto FX - The StarFemto FX Series is comprised of femtosecond pulse mode-locked laser systems with a maximal output power of 15 watts. The main markets are medical implants, automotive, and watch manufacturing, where they are mainly used for fine cutting, drilling, or structuring applications.
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

The Series 800 and LLP are flash-lamp pumped, solid-state lasers, which are produced and marketed under the Lee Laser brand and sold to OEM customers and system integrators for various micro and marking applications.
The Series LDP and LEP are diode pumped, solid-state lasers that are produced and marketed under the Lee Laser brand and sold to OEM customers and system integrators for various micro and marking applications.
The Series LDPP are diode pulse-pumped Nd:YAG lasers that are produced and marketed under the Lee Laser brand and are designed specifically to precision cut thin metals. The main market is the medical device industry.
The Series LFP are hybrid diode pumped, solid state, picosecond lasers that are produced and marketed under the Lee Laser brand and are sold to OEM customers and system integrators for various micro applications.
The COMPACT and MINI Diode Laser System Series are laser systems that are manufactured and marketed under the DILAS brand. These systems are available in a wide range of output powers and wavelengths, including fiber-coupled direct beam or line source solutions, and are engineered for utilization in industrial laser materials processing, mainly for plastic welding, soldering, and brazing applications in the automotive, medical device, and electronic industries.
Diode Lasers - The Company's 10 - 500 W diode lasers, whose principal uses are in the automotive and medical device sectors for tasks such as plastic welding or soldering, are manufactured and marketed under the DILAS brand.
KLS 246 Series - The KLS Series lasers are pulsed solid-state lasers that provide excellent beam quality and high peak power, which are ideal for fine cutting, drilling, and scribing applications.
The FLS Series are lamp pumped, pulsed, solid-state lasers with high peak power for deep penetration cutting, welding, and drilling for high throughput. Targeted industries are mainly the aerospace, power generation, and tooling industries.

LFS Series - The pulsed fiber lasers of the LFS Series provide high pulse peak power and high beam quality, and are ideally suited for processing a wide range of materials in the medical device, electronics, and watch industries.
SLS CL Series - The lasers of this series are pulsed Nd:YAG solid-state lasers with output powers in the range of 5 to 250 watts and pulse durations of up to 200 ms with outstanding process features for welding challenging metals and dissimilar materials. The SLS Series lasers are state-of-the-art production tools in the medical device industry, but are also used in many other applications in the aerospace, power generation, electronics, and automotive industries.
The KLS 246, FLS, LFS and SLS CL Series are all manufactured by the Company's Switzerland-based subsidiary LASAG. A broad variety of accessories such as specific beam delivery components, scanners, as well as different processing heads for cutting, welding, or drilling applications are offered in combination with these micro products.

COMPONENTS

Power Supplies - The Company offers power supplies for pulsed and continuous wave, solid-state lasers, CO2 lasers, diode lasers, as well as RF generators for acousto-optic Q-switches through its wholly-owned subsidiary PMB Elektronik GmbH.
Fiber and Optics Technology and Wafer Processing - Fiber coupling products and optical engines for primary use in fiber lasers are manufactured and marketed by the Company's Finland-based subsidiary Corelase Oy. In addition, the Company's wafer processing takes place in the Finland-based facility.
Laser Diodes and Modules - High-power semiconductor components such as high power, high-brightness laser diodes and modules are manufactured and marketed by the Company's subsidiaries DILAS Diodenlaser GmbH, DILAS Diode Laser Inc., DILAS Diodelaser China, and m2k-laser GmbH.
Fibers and Fiber Optic Beam Deliveries - Fibers, fiber components, beam splitters or switches, and beam combiners designed for use in industrial lasers or as beam delivery systems are manufactured and marketed by Optoskand AB.
Active and Passive Fibers and Amplifiers - Fibers and fiber laser technology components are developed, manufactured, and marketed by Nufern.
The Company's high-technology components are either integrated by other laser manufacturers into their products or are used for the Company's own product portfolio.

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications and marking and micro applications, ROFIN operates thirteen application centers in eight countries, where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has approximately 50 employees in applications development.

MARKETS AND CUSTOMERS

ROFIN sells its laser products and laser-based system solutions to a wide range of industries. Our principal markets are the machine tool, semiconductor, electronics, photovoltaic, and automotive industries. The following table sets forth the allocation of the Company’s total laser-related sales (excluding service, spare parts, and components) among our principal markets:

	Fiscal Years
Principal Market	2013	2012	2011	Primary Applications
Machine Tool	37%	35%	38%	Cutting and welding
Semiconductor, Electronics, and Photovoltaic	27%	27%	28%	Marking of integrated circuits, electronic components, smart cards, and structuring of solar cells
Automotive & Sub-Supplier	8%	7%	7%	Cutting, welding, and component marking
	72%	69%	73%

The remaining 28%, 31%, and 27%, of total laser sales in fiscal 2013, 2012, and 2011, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturing, flexible packaging, job shops, jewelry, universities, and institutes. No one customer accounted for over 10% of total sales in any of these periods.

SALES, MARKETING AND DISTRIBUTION

ROFIN sells its products in approximately 70 countries to OEMs, systems integrators and industrial end users who have in-house engineering resources capable of integrating ROFIN’s products into their own production systems. Lasers for cutting applications are marketed and sold principally to OEMs in the machine tool industry, which sell laser cutting machines incorporating ROFIN’s products without any substantial involvement by ROFIN. Lasers for welding applications are marketed and sold both to systems integrators and to end users. Laser marking products are marketed and sold directly to end users and to OEMs for integration into their handling systems (mainly for integrated circuit, solar cell, and smart card marking applications). Laser micro products are marketed and sold directly to end users and to OEM customers (mainly for solar cell and jewelry applications). In the case of both welding lasers and laser marking products, the end user is significantly involved in the selection of the laser component. In these cases, ROFIN’s application engineers work directly with the end user to optimize the application’s performance and demonstrate the advantages of the Company’s products.

ROFIN has approximately 146 direct sales engineers operating in 24 countries, approximately 47 of whom are dedicated to marketing lasers for macro applications and approximately 99 of whom are dedicated to marketing lasers for marking and micro applications. ROFIN sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, ROFIN has 44 independent representatives marketing the Company’s laser products in Australia, Austria, Argentina, Brazil, Chile, China, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, India, Israel, Italy, Korea, New Zealand, Northern Africa, Norway, the Middle East, the Philippines, Poland, Romania, Russia, Singapore, South Africa, Slovenia, Sweden, Switzerland, Thailand, Turkey, Ukraine, United Kingdom, and the United States. These independent representatives provide ROFIN with sales leads and opportunities, but do not distribute ROFIN’s products. All sales and delivery of products are conducted by the Company. Of the independent representative agreements, 18 are on an exclusive basis, with the other 26 on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six-month cancellation clause.

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

North American sales of ROFIN’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan (USA), facility. North American sales of its marking products are managed out of its Devens, Massachusetts (USA), facility. The Company also maintains sales offices in Chandler, Arizona; Buffalo Grove, Illinois; and Santa Clara, California (all USA), to support the expansion of ROFIN’s laser business in the North American market and a sales and service office in Mississauga (Canada) to support the Canadian market. North American sales of diode laser components are directed from Tucson, Arizona (USA).

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

The Company maintains sales and service offices in China, India, Japan, Singapore, South Korea, and Taiwan. Over the next five years, the Company expects demand for industrial lasers to increase in the Asia/Pacific region. The Company believes that the geographic markets with the greatest long-term business potential in the future are China and India, principally due to the expansion of domestic machine tool, automobile, semiconductor, electronics, and photovoltaic production in these countries.

CUSTOMER SERVICE, REPLACEMENT PARTS, AND COMPONENTS

During fiscal 2013, 2012, and 2011, approximately 39%, 39%, and 36%, respectively, of the Company’s revenues were generated from sales of after-sales services, replacement parts, and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM- and end-user customers. The Company seeks to maintain this close relationship as our customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. ROFIN has 440 customer service personnel. The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser-operating techniques, and processing technology. Most of the Company’s OEM customers also provide customer service and support to end users.

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

Of ROFIN’s 440 customer service personnel, approximately 296 employees operate in the field in about 50 countries. Field service personnel are also involved in the installation of the Company’s systems.

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

COMPETITION

The Company believes that as manufacturing industries continue to modernize, seek to reduce production costs and require more precise and flexible production, the features of laser-based systems will become more desirable than systems incorporating conventional material processing techniques and processes. The increased acceptance of these laser applications by industrial users will be enhanced by laser product line expansion to include lower and higher power CO2 lasers, variations in wavelength, advancements in fiber-optic beam delivery systems, improvements in reliability, and the introduction of lower and higher power diode lasers, diode pumped, solid-state lasers, and fiber lasers, capable of performing heavy industrial material processing and marking and micro applications.

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

ROFIN believes it is among the top three suppliers of laser sources in the worldwide market for macro applications. Companies such as Trumpf and Fanuc (for high-power CO2 lasers), Synrad and Coherent (for low-power CO2 lasers), Trumpf and IPG Photonics (for solid-state or fiber lasers), and Laserline and Jenoptik (for diode lasers and laser diodes) all compete in a subset of markets in which ROFIN operates. However, in the Company's opinion, none of these companies compete in all of the industries, applications, and geographic markets currently served by ROFIN.
Laser Marking and Micro Products

The Company's laser marking products compete with conventional ink-based and acid-etching technologies, as well as with laser mask-marking. The Company's micro products compete with conventional welding, etching, and spark erosion technologies. The Company believes that its principal competitors in the laser marking and micro markets include Trumpf, GSI Group, Unitek Miyachi, Han's Laser, and IPG Photonics. ROFIN also competes with manufacturers of conventional non-laser products in applications such as welding, drilling, soldering, cutting, and marking.
Significant competitive factors in the market for laser marking and micro products include system performance and flexibility, cost, the size of each manufacturer's installed base, capability for customer support, and breadth of product line. Because many of the required components to develop and produce a laser product for marking applications are commercially available, barriers to entry into this market are low and the Company expects new competitive products to enter this market. The Company believes that its product range for marking and micro applications will compete favorably in this market primarily due to performance and price characteristics of such products.

MANUFACTURING AND ASSEMBLY

ROFIN manufactures and tests its high-power CO2, solid-state, and fiber laser macro products at its Hamburg (Germany), Plymouth, Michigan; Landing, New Jersey; East Granby, Connecticut (all USA), and Nanjing (China) facilities. The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Oxford (UK), Singapore, Devens, Massachusetts (USA) and Nanjing (China). ROFIN’s micro application products are manufactured and tested in Starnberg (Germany), Tampere (Finland), Thun (Switzerland) and Orlando, Florida (USA). The Company’s diode laser products are manufactured and tested at its Mainz (Germany), Freiburg (Germany), Nanjing (China), and Tucson, Arizona (USA), facilities. The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of ROFIN’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany). The Company’s active and passive fibers and amplifiers are manufactured and tested in East Granby, Connecticut (USA). Optical engines for fiber lasers, fiber lasers modules, and wafer material are designed and manufactured in Tampere (Finland).

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

ROFIN’s in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company’s finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. Although the Company minimizes the number of suppliers and component types, wherever practicable, it has at least two sources of supply for key items. ROFIN has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company estimates that 12% of its revenues are from the sale of products that require specialized components currently only available from single sources. ROFIN has written agreements with such suppliers and has not had material delays in supplies from these sources. The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

ROFIN is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, Mainz, Overath (all Germany), Thun (Switzerland), Gothenburg (Sweden), Monza (Italy), Paris (France), Daventry (UK), Kingston upon Hull (UK), Singapore, Pamplona (Spain), East Granby, Connecticut (USA), and Tucson, Arizona (USA), facilities are ISO 9001 certified.

RESEARCH AND DEVELOPMENT

During fiscal 2013, 2012, and 2011, ROFIN’s net spending on research and development was $43.0 million, $42.6 million, and $38.3 million, respectively. The Company’s net spending on research and development reflects receipt of funding mainly under German and other European governments and European Union grants totaling $2.4 million, $1.6 million, and $2.3 million in fiscal 2013, 2012, and 2011, respectively. ROFIN has approximately 320 employees engaged in product research and development.

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

The Company’s research and development activities are carried out in fifteen centers in Hamburg, Gunding-Munich, Starnberg, Freiburg, and Mainz (all Germany), Kingston upon Hull (UK), Gothenburg (Sweden), Tampere (Finland), Thun (Switzerland), Plymouth, Michigan, Landing, New Jersey, Orlando, Florida, Tucson, Arizona, East Granby, Connecticut (all USA), and Nanjing (China), and are centrally coordinated and managed. ROFIN maintains close working relationships with the leading industrial, government and university research laboratories in Germany, including the Fraunhofer Institute for Laser Technology in Aachen, the Institute for “Technische Physik” of the German Space and Aerospace Research Center in Stuttgart, the Fraunhofer Institute for Applied Solid State Physics in Freiburg, the Fraunhofer Institute for Material Science in Dresden, the Laser Center in Hanover (all Germany), and elsewhere around the world, including the University of Edinburgh in the United Kingdom, Tampere University of Technology in Finland, and University of Bern in Switzerland. These relationships include funding of research, joint development programs, personnel exchange programs, and licensing of patents developed at these institutes.

INTELLECTUAL PROPERTY

ROFIN owns intellectual property, which includes patents, proprietary software, technical know-how and expertise, designs, process techniques, and inventions.

While policies and procedures are in place to protect critical intellectual property rights, ROFIN believes that its success depends to a larger extent on the innovative skills, know-how, technical competence, and abilities of ROFIN’s personnel.

ROFIN protects its intellectual property in a number of ways including, in certain circumstances, through patents.  ROFIN has sought patent protection primarily in the United States, Europe, and Japan. ROFIN currently holds 233 patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2013 to 2032. In addition, 130 patent applications have been filed and are under review by the relevant patent authorities. The Company holds 74 exclusive and non-exclusive licenses of patents and pending patent applications with relevance to its products and laser technology. ROFIN requires its employees and certain of its customers, suppliers, representatives, agents, and consultants to enter into confidentiality agreements to further safeguard ROFIN’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $118.0 million, $147.0 million, and $153.2 million, as of September 30, 2013, 2012, and 2011, respectively. The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The order backlog as of September 30, 2013, consists of an 11% lower order backlog for macro applications, a 25% lower order backlog for micro and marking applications, and a 27% lower order backlog for components compared to the order backlog as of September 30, 2012. The fluctuation of the U.S. dollar in fiscal year 2013 had a favorable effect of approximately $0.7 million on year-to-year order backlog. The decrease in the Company's order backlog from September 30, 2011 to September 30, 2012, was attributable to 21% lower orders for macro applications, 10% lower orders for micro and marking applications, partially offset by 9% higher orders for components. The fluctuation of the U.S. dollar in fiscal year 2012 had an unfavorable effect of approximately $5.4 million on year-to-year order backlog.

An order is entered into backlog by ROFIN when a purchase order with an assigned delivery date has been received. Delivery schedules range from one week to six months, depending on the size, complexity and availability of the product or system ordered, although typical delivery dates for laser source products range between one to twelve weeks from the date an order is placed. Although there is a risk that customers may cancel or delay delivery of their orders, orders for standard non-customized lasers can typically be allocated to other customers without significant additional costs. The Company also manages this risk by establishing the right to charge a cancellation fee that covers any material and developmental costs incurred prior to the order being canceled. Enforcement of this right is dependent on many factors including, but not limited to, the customer’s requested length of delay, the number of other outstanding orders with the same customer, and the ability to quickly convert the canceled order to another sale.

The Company anticipates shipping the present backlog during fiscal year 2014. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

The following table sets forth the Company's employees by geographic regions as of September 30, 2013 and 2012:

	September 30,
	2013	2012
North America	427	420
Germany	1,075	1,070
Asia	329	297
Other	434	426
	2,265	2,213

The average number of employees for the fiscal year ended September 30, 2013, was 2,237.

While the Company’s employees are not covered by collective bargaining agreements and the Company has never experienced a work stoppage, slowdown or strike, the Company’s employees at its Hamburg and Starnberg (both Germany) facilities are each represented by a nine-person works council and in Gunding-Munich (Germany) by a seven-person works council. Additionally, Hamburg and Gunding-Munich are represented by a four-person central works council. Matters relating to compensation, benefits, and work rules are negotiated and resolved between management and the works council for the relevant location. The Company considers its relations with its employees to be good.

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

AVAILABLE INFORMATION

The Company makes available, free of charge on its internet website, its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). You can find these reports on the Company’s website at www.rofin.com under the heading “Investor Relations”. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K.

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

ITEM 1A.           RISK FACTORS

THE GLOBAL ECONOMY, CAPITAL MARKETS, CREDIT DISRUPTIONS, AND POLITICAL ENVIRONMENT CHANGES CAN ADVERSELY IMPACT OUR RESULTS OF OPERATIONS.

Our business, operating results, or financial condition can be impacted by a number of macroeconomic factors, which could in turn affect our stock price. These macroeconomic factors include, but are not limited to, consumer confidence and spending levels, unemployment, consumer credit availability, global factory production, and credit market conditions. Additionally, changes in the political environment in the markets in which we operate can adversely impact our business, such as foreign exchange import and export controls, tariffs and other trade barriers, and price or exchange controls.

DOWNTURNS IN THE INDUSTRIES WE SERVE, PARTICULARLY IN THE MACHINE TOOL, AUTOMOTIVE, SEMICONDUCTOR, ELECTRONICS, AND PHOTOVOLTAIC INDUSTRIES, MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND PROFITABILITY.

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. Approximately 72% of our laser sales during fiscal year 2013 were to these industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during an economic downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain our extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

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

We also are subject to risks that our operations outside the United States could be conducted by our employees, contractors, service providers, representatives, or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. Any such violations could have a negative impact on our business and could result in government investigations and/or injunctive, monetary, or other penalties. Moreover, we face additional risks that our anti-bribery policy and procedures may be violated by third-party sales representatives or other agents that help sell our products or provide other services, because such representatives or agents are not our employees and it may be more difficult to oversee their conduct.

OUR GLOBAL OPERATIONS ARE SUBJECT TO EXTENSIVE AND COMPLEX IMPORT AND EXPORT RULES THAT VARY AMONG THE LEGAL JURISDICTIONS IN WHICH WE OPERATE. FAILURE TO COMPLY WITH THESE RULES COULD RESULT IN SUBSTANTIAL PENALTIES.

Due to the international scope of our operations, we are subject to a complex system of import- and export-related laws and regulations, including U.S. export control and customs regulations and customs regulations of other countries. These regulations are complex and vary among the legal jurisdictions in which we operate. Any alleged or actual failure to comply with such regulations may subject us to government scrutiny, investigation, and civil and criminal penalties, and may limit our ability to import or export our products or to provide services outside the United States. Depending on its size and scope, any of these penalties could have a material impact on our financial position, results of operations, and cash flows.

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
See also “Business - Order Backlog”.

Other factors that we believe may cause the market price of our common stock to fluctuate, perhaps substantially, include announcements of new products, technologies, or customers by us or our competitors, developments with respect to intellectual property, and shortfalls in our operations relative to analysts’ expectations. In addition, in recent years, the stock market in general, and the shares of technology companies in particular, have experienced wide price fluctuations. These broad market and industry fluctuations, particularly in the semiconductor, electronics, photovoltaics, machine tool, and automotive industries, may adversely affect the market prices of our common stock on the NASDAQ Global Select Market and the Frankfurt Stock Exchange.

THE MARKETS FOR OUR PRODUCTS ARE HIGHLY COMPETITIVE AND INCREASED COMPETITION COULD INCREASE OUR COSTS, REDUCE OUR SALES, OR CAUSE US TO LOSE MARKET SHARE.

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

We believe that competition will be particularly intense in the CO2, diode, solid-state, and fiber laser markets, as many companies have committed significant research and development resources to pursue opportunities in these markets. There can be no assurance that we will successfully differentiate our current and proposed products from the products of our competitors or that the marketplace will consider our products to be superior to competing products. Because many of the components required to develop and produce a laser-based marking system are commercially available, barriers to entry into this market are relatively low, and we expect new competitive product entries in this market. To maintain our competitive position in these markets, we believe that we will be required to continue a high level of investment in engineering, research and development, marketing, and customer service and support. There can be no assurance that we will have sufficient resources to continue to make these investments, that we will be able to make the technological advances necessary to maintain our competitive position, or that our products will receive market acceptance. See also “Business - Competition”.

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

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products. To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources, and diode lasers. In order to increase market demand for these products, we will need to devote substantial resources to:

•	continuing to broaden our CO2, solid-sate, fiber, and diode laser product range;

•	continuing to increase the output power and vary the laser wavelengths of our product portfolio; and

•	continuing to reduce the manufacturing costs of our product range to achieve more attractive pricing.

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

Our future success depends in large part upon the leadership and performance of our executive management team and key employees at the operating level. These key employees include engineering, sales, marketing, manufacturing, and support personnel for our operations on a worldwide basis. Recruiting and retaining highly skilled personnel in certain functions continues to be difficult. At certain locations where we operate, the cost of living is extremely high and it may be difficult to retain key employees and management at a reasonable cost. We may not be successful in attracting, assimilating, or retaining qualified personnel to fulfill our current or future needs. If we fail to attract additional employees or lose the services of one or more of our executive officers or key employees, or if one or more of them decide to join a competitor or otherwise compete directly or indirectly with us, we may not be able to successfully manage our business or achieve our business objectives. If we lose the services of any of our key employees at the operating or regional level, we may not be able to replace them with similarly qualified personnel, which could harm our business.

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

PRODUCTION DIFFICULTIES AND PRODUCT DELIVERY DELAYS OR DISRUPTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We manufacture and test our products at our facilities in Germany, the United States, the United Kingdom, China, Finland, Sweden, Switzerland, and Singapore. If use of any of our manufacturing facilities were interrupted by a natural disaster or otherwise, our operations would be negatively impacted until we could establish alternative production and service operations. Significant production difficulties could be the result of:

•	mistakes made while transferring manufacturing processes between locations;

•	changing process technologies;

•	ramping production;

•	installing new equipment at our manufacturing facilities; and

•	shortage of key components.

In addition, we may experience product delivery delays in the future. A significant disruption in third-party package delivery and import/export services, or significant increases in prices for those services, could interfere with our ability to ship products, increase our costs, and lower our profitability.

We ship a significant portion of our products to our customers through independent package delivery and import/export companies. We also ship our products through national trucking firms, overnight carrier services, and local delivery practices. If one or more of the package delivery or import/export providers experiences a significant disruption in services or institutes a significant price increase, the delivery of our products could be prevented or delayed. Such events could cause us to incur increased shipping costs that could not be passed on to our customers, negatively impacting our profitability and our relationships with certain customers.

IF WE FAIL TO ACCURATELY FORECAST COMPONENT AND MATERIAL REQUIREMENTS FOR OUR PRODUCTS, WE COULD INCUR ADDITIONAL COSTS AND INCUR SIGNIFICANT DELAYS IN SHIPMENTS, WHICH COULD RESULT IN A LOSS OF CUSTOMERS.

We use rolling forecasts based on anticipated product orders and material requirements planning systems to determine our product requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. We depend on our suppliers for most of our product components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms, and current market demand for components. For substantial increases in our sales levels of certain products, some of our suppliers may need at least nine-month lead time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales, business, or operating results.

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 12% of our revenues are derived from sales of products that require specialized components only available from single sources. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any. If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which could increase our costs and/or have a material adverse effect on manufacturing schedules, product performance, and market acceptance.

The manufacturing of our solid-state lasers require elements of rare earth in small quantities. Shortages of these elements, delays in their delivery and resulting increases of the market price for such materials might have an adverse effect on our production costs.

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

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE US TO INCUR SIGNIFICANT EXPENSES WITHOUT OFFSETTING REVENUES.

Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing, and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset such expenses.

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

We currently hold 233 United States and foreign patents on our laser sources, with expiration dates ranging from 2013 to 2032. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. In addition, 130 patent applications have been filed and are under review by the relevant patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also “Business - Intellectual Property”.

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

CHANGES IN GOVERNMENTAL REGULATION OF OUR BUSINESS OR OUR PRODUCTS COULD REDUCE DEMAND FOR OUR PRODUCTS OR INCREASE OUR EXPENSES.

We are subject to many governmental regulations, including but not limited to the laser radiation safety regulations of the Radiation Control for Health and Safety Act administered by the National Center for Devices and Radiological Health, a branch of the United States Food and Drug Administration. Among other things, these regulations require us to file annual reports, to maintain quality control and sales records, to perform product testing, to distribute appropriate operating manuals, to conduct safety reviews, to incorporate design and operating features in products sold to end users, and to certify and label our products.

We are also subject to regulatory oversight, including comparable enforcement remedies, in the markets we serve. Any significant change in these regulations could reduce demand for our products or increase our expenses, which in turn could adversely affect our business, financial condition, results of operations, and cash flows.

CHANGES IN TAX RATES, TAX LIABILITIES, OR TAX ACCOUNTING RULES COULD AFFECT FUTURE RESULTS.

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

ANY DEFECTS IN OUR PRODUCTS OR CUSTOMER PROBLEMS ARISING FROM THE USE OF OUR PRODUCTS MAY SERIOUSLY HARM OUR BUSINESS AND REPUTATION.

Our laser products are technologically complex and may contain both known and undetected errors or performance problems. In addition, performance problems can also be caused by the improper installation or use of our products by a customer. These errors or performance problems could result in customer dissatisfaction, which could harm our sales or customer relationships. In addition, these problems may cause us to incur significant warranty and repair costs and divert the attention of our engineering personnel from our product development efforts.

IF WE EXPERIENCE A SIGNIFICANT DISRUPTION IN, OR BREACH IN SECURITY OF, OUR INFORMATION TECHNOLOGY SYSTEMS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

We rely on information technology systems throughout our Company to manage orders, process shipments to customers, manage inventory levels, and maintain financial information. Events could result in the disruption of our systems, including power outages, computer attacks by hackers, viruses, catastrophes, hardware and software failures, and other unforeseen events. If we were to experience a significant period of system disruption in information technology systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business. In addition, security breaches of our information technology systems could result in the misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, partners, customers, or suppliers, which could result in our suffering significant financial or reputational damage.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased	Size** (sq. ft.)	Lease Expiration	Primary Activity
Hamburg, Germany	Owned*	175,193		CO2 lasers, solid-state lasers, diode lasers, fiber lasers
Starnberg, Germany	Leased	127,520	2014 through 2017	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased	81,892	2017	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased	52,128	2017	CO2 lasers, laser micro and marking systems
Kingston upon Hull, United Kingdom	Leased	48,502	2017	Low-power CO2 lasers
Orlando, Florida	Owned	35,272		Solid-state lasers
Landing, New Jersey	Owned	34,292		CO2 lasers
Mainz, Germany	Leased	78,469	2024	Diode lasers and components
Devens, Massachusetts	Leased	16,955	2017	Laser marking systems
Gothenburg, Sweden	Leased	21,345	2014 through 2017	Fiber optic production
Overath, Germany	Leased	22,948	2015	Coating of materials
Oxford, United Kingdom	Leased	14,919	2019	Laser marking systems
Tampere, Finland	Leased	10,064	None	Fiber lasers, optical engines
Tampere, Finland	Owned	44,100		Fiber lasers, optical engines
Pamplona, Spain	Owned	12,654		Laser marking systems
Singapore	Leased	7,812	2015	Laser marking products
Freiburg, Germany	Leased	8,931	2014	Laser diodes
Tucson, Arizona	Leased	22,310	2015	Components
East Granby, Connecticut	Leased	96,565	2027	Fibers, fiber lasers
Nanjing, China	Owned	67,834		CO2 lasers, laser marking products, diode components
Thun, Switzerland	Leased	25,134	2015	Solid-state lasers for micro material processing

* The facility is owned by ROFIN-SINAR Laser GmbH (“RSL”); the real property on which the facility is located is leased by RSL under a 99-year lease.

** Includes sales, administration and research and development facilities, where applicable.

The Thun (Switzerland) facility lease has a renewal option for five years. One of the Starnberg (Germany) main facilities is leased until 2015 from a member of the Company’s Board of Directors and includes a clause to terminate the lease contract within a two-year notice period during the contract, while the other main facilities are leased until 2016 and 2017. The Freiburg (Germany) facility lease has a renewal option for five years. The Gothenburg (Sweden) main facility leases have a renewal option for three years. The Tampere (Finland) facility lease can be terminated upon six-month notice from the landlord and the lessee.

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

A licensor of patents that, before their expiration in 2010, covered the technology used in certain of the Company's CO2 lasers has asserted that the Company has calculated royalties due in respect of certain sales of such CO2 lasers in a manner that is not consistent with the applicable license agreement. In addition, the licensor claims that it has not been provided with copies of invoices and other documentation relating to such sales, to which it asserts it is entitled under the license agreement. The Company disputes these and related allegations and believes that it is in compliance with all of its obligations under the license agreement. The patents, and therefore the license rights, have already expired and there are no further license fees to be calculated and paid. Accordingly, management believes that the resolution of this matter will not have a material adverse impact on the Company's financial condition, results of operations, or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Common Stock Trade Prices
Quarter ended	High	Low
December 31, 2011	$27.19	$18.47
March 31, 2012	$29.39	$23.30
June 30, 2012	$26.92	$17.90
September 30, 2012	$22.97	$17.23
December 31, 2012	$21.68	$17.93
March 31, 2013	$28.25	$22.27
June 30, 2013	$27.65	$23.99
September 30, 2013	$25.43	$22.49

At November 26, 2013, the Company had six holders of record of its common stock and 28,141,469 shares outstanding. A significantly greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers, and other financial institutions. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

During fiscal year 2013, the Company did not sell any equity securities that were not registered under the Securities Act.

Except as set forth in the next paragraph, there were no purchases of common stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth fiscal quarter of fiscal year 2013.

As previously reported, on August 1, 2012, the Board of Directors authorized the Company to initiate a share buyback of up to $20.0 million of the Company's stock over the proceeding twelve months ending August 10, 2013, subject to market conditions. The shares were able to be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing, and price thereof. During the fourth quarter, we repurchased shares of common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	—	—	—	$ 9.3 million
August 1, 2013 through August 10, 2013	179,145	$23.01	179,145	—
Total/Average	179,145	$23.01	179,145

During fiscal year 2013, the Company repurchased 179,145 shares of common stock at a cost of $4.1 million. From commencement of the program on August 1, 2012, through its completion on August 10, 2013, the Company repurchased 684,340 shares of common stock at a cost of $14.8 million. The Company has not made any repurchases under the program following the conclusion on August 10, 2013.

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

The graph assumes that the value of the investment in ROFIN-SINAR Technologies Inc. common stock, the NASDAQ Stock Market Index, and the S&P Technology Sector Index each was $100 on September 30, 2008, and that all dividends were reinvested. The S&P Technology Sector Index is weighted by market capitalization.

The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

 EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	ROFIN-SINAR Technologies Inc.	NASDAQ Stock Market Index	S&P Technology Sector Index
9/30/2008	100	100	100
9/30/2009	75.01	103.76	108.50
9/30/2010	82.91	116.52	120.06
9/30/2011	62.72	120.44	124.66
9/30/2012	64.46	157.60	165.06
9/30/2013	79.09	195.67	176.47

ITEM 6.     SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the past five fiscal years. The information set forth below should be read in conjunction with the consolidated financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report on Form 10-K.

	Year ended September 30,
	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
Net sales	$560,068	$540,121	$597,763	$423,570	$349,579
Cost of goods sold	363,559	343,769	365,684	257,316	217,532
Gross profit	196,509	196,352	232,079	166,254	132,047
Selling, general & administrative expenses	101,726	101,088	107,510	89,908	88,906
Research & development expenses	43,014	42,604	38,337	30,137	31,500
Amortization expense	2,553	2,279	2,569	2,250	3,559
Income from operations	49,216	50,381	83,663	43,959	8,082
Net interest expense (income)	54	(11)	(135)	375	309
Income before income taxes	49,155	52,392	87,143	45,901	14,700
Income tax expense	14,139	17,180	26,070	15,442	5,197
Net income attributable to RSTI	34,755	34,530	60,032	29,840	9,163
Earnings per common share
attributable to RSTI– Basic	$1.23	$1.21	$2.11	$1.04	$0.32
Earnings per common share
attributable to RSTI– Diluted	$1.22	$1.20	$2.06	$1.02	$0.31
Shares used in computing earnings
per share – Basic	28,189	28,498	28,440	28,807	28,912
Shares used in computing earnings
per share – Diluted	28,392	28,744	29,105	29,212	29,194

OPERATING DATA (as percentage of sales):
Gross profit	35.1%	36.4%	38.8%	39.3%	37.8%
Selling, general & administrative expenses	18.2%	18.7%	18.0%	21.2%	25.4%
Research & development expenses	7.7%	7.9%	6.4%	7.1%	9.0%
Income from operations	8.8%	9.3%	14.0%	10.4%	2.3%
Income before income taxes	8.8%	9.7%	14.6%	10.8%	4.2%

BALANCE SHEET DATA:
Working capital	$372,778	$318,827	$333,328	$287,443	$274,279
Total assets	699,910	652,532	653,946	558,192	539,507
Line of credit and loans	18,622	22,545	22,863	20,661	31,409
Long-term debt	14,913	5,662	14,742	15,488	12,426
Total equity	543,418	493,919	478,617	417,476	421,694

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OVERVIEW

ROFIN-SINAR Technologies is a leader in the design, development, engineering, manufacturing, and marketing of laser sources and laser-based system solutions for industrial material processing applications, which include primarily cutting, welding, and marking a wide range of materials. The Company's product portfolio ranges from single laser-beam sources to highly complex systems, covering all of the key laser technologies such as CO2 lasers, fiber, solid-state, and diode lasers, and the entire power spectrum, from single-digit watts up to multi-kilowatts, as well as a comprehensive spectrum of wavelengths. An extensive range of laser components completes the product portfolio. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer's production process thus meeting a broad range of its customers' material processing requirements.
According to the Industrial Laser Solutions magazine's 2013 forecast for industry data published in January 2013, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) are expected to reach approximately $2.2 billion. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of approximately seventeen percent (based on laser-related sales volume). The Company has sold more than 66,000 laser sources since 1975 and currently has over 4,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2013, 2012, and 2011, approximately 38%, 38%, and 40%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 49%, 50%, and 50% respectively, related to sales of laser products for marking and micro applications, and approximately 13%, 12%, and 10%, respectively, related to sales of components.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. The Company sells directly to end users and to original equipment manufacturers (“OEMs”) that integrate ROFIN’s laser sources with other system components. Many of ROFIN’s customers are among the largest global participants in their respective industries. During fiscal 2013, 2012, and 2011, 20%, 22%, and 18%, respectively, of the Company’s sales were in North America, 45%, 44%, and 45%, respectively, were in Europe, and 35%, 34%, and 37%, respectively, were in Asia.

The results of the fiscal year ended September 30, 2013, were characterized by the change in technology towards more fiber laser. Sales improved in Asia and Europe while sales in North America slightly decreased. Demand was mainly driven by the machine tool and electronics industries.

Outlook

We believe that European and North American markets will remain stable while we see a more cautious sentiment coming from some of our customers in Asia, therefore we expect to see some volatility in our business at the beginning of the fiscal year 2014. However, despite a challenging beginning backlog, we believe that our book-to-bill ratio will improve based on current sales projects and new product introductions, especially in ultrashort pulse technology. In addition, our measures for an optimized cost structure concerning our high-power fiber lasers, along with the broadening of our fiber laser portfolio should increase our competitiveness and improve our financial performance.

Acquisitions and Formation of New Entities

Effective April 12, 2010, the Company purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc., through its wholly-owned subsidiary Nufern. This purchase resulted in additional goodwill of $0.3 million.

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

Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include ultrashort pulse, mode-locked fiber laser systems, fiber laser modules, and other components. The terms of the purchase included payment of a deferred purchase price based on Corelase Oy achieving certain financial targets. On December 14, 2011, the Company finalized and paid the deferred purchase price. This payment resulted in additional goodwill of $13.4 million.

Effective September 29, 2011, the Company received the remaining 15% of the share capital of H2B Photonics GmbH (“H2B“)through a transfer of shares and now holds 100% of the share capital. In May 2012, the Company merged its wholly-owned subsidiary PMB Elektronik GmbH with H2B and named the newly formed subsidiary PMB Elektronik GmbH.

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

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Years ended September 30,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.9%	63.6%	61.2%
Gross profit	35.1%	36.4%	38.8%
Selling, general and administrative expenses	18.2%	18.7%	18.0%
Research & development expenses	7.7%	7.9%	6.4%
Intangibles amortization	0.5%	0.4%	0.4%
Income from operations	8.8%	9.3%	14.0%
Income before income taxes	8.8%	9.7%	14.6%
Net income attributable to RSTI	6.2%	6.4%	10.0%

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Sales – Net sales of $560.1 million represents an increase of $19.9 million, or 4%, over the prior year. Net sales increased $22.9 million, or 5%, in Europe/Asia and decreased $3.0 million, or 3%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $0.6 million. Net sales of laser products for macro applications increased by 4% to $214.6 million, primarily due to the higher demand for our fiber lasers and CO2 lasers from OEM customers in the machine tool industry. Net sales of lasers for marking and micro applications rose by $0.5 million to $272.7 million, an increase of less than 1% compared to fiscal year 2012. This was due to higher demand for our lasers for micro and marking applications, principally from the electronics and smart card industries, though this was partially offset by lower demand from the semiconductor industry. Revenues for the component business increased by 16% to $72.8 million, primarily due to higher sales related to laser diode products and fiber-related components.

Gross Profit – The Company’s gross profit of $196.5 million represents a slight increase of $0.2 million, or less than 1%, over the prior year. As a percentage of sales, gross profit decreased to 35%. The decreased percentage margin in fiscal year 2013 was primarily a result of an unfavorable product mix towards a lager portion of fiber lasers, a decrease in our service and spare parts business, and higher fixed cost related to the manufacturing and qualification of new components for our high-power fiber laser portfolio. Gross profit was unfavorably affected by $0.5 million in fiscal year 2013 due to the fluctuation of the U.S. dollar against foreign currencies.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $0.6 million, or 1%, to $101.7 million, compared to fiscal year 2012, primarily as a result of higher labor cost and sales commissions. As a percentage of net sales, selling, general and administrative expenses decreased to 18%. Selling, general and administrative expenses were unfavorably affected by $0.1 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2013.

Research and Development – The Company’s net expenses for research and development amounted to $43.0 million, which represents an increase of $0.4 million, or 1%, primarily due to the continuing activities to broaden our fiber laser and ultrashort pulse laser product portfolio. Gross research and development expenses for fiscal year 2013 and 2012, were $45.4 million and $44.2 million, respectively, and were reduced by $2.4 million and $1.6 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, principally in Europe. Research and development expenses were unfavorably affected by $0.2 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2013.

Other Income/Expenses – Net other expenses of $0.1 million in fiscal year 2013 represents a decrease of $2.1 million compared with net other income of $2.0 million in the prior year. This decrease is a result of net exchange losses of $0.5 million in fiscal year 2013, compared to net exchange gains of $1.4 million in fiscal year 2012, $0.1 million lower net interest income, and a lower net miscellaneous income of $0.2 million.

Income Tax Expense – Income tax expense of $14.1 million in fiscal year 2013 and $17.2 million in fiscal year 2012, represents effective tax rates of 28.8% and 32.8% for the respective periods. The lower effective income tax rate in fiscal year 2013 is mainly a result of the generation of taxable income in countries with lower tax rates and the utilization of research and development credits, mainly in the US. Income tax expense, a significant portion of which is incurred in foreign currencies, was not materially affected by the fluctuation of the U.S. dollar against foreign currencies.

Net Income Attributable to RSTI – As a result of the foregoing factors, net income attributable to RSTI of $34.8 million ($1.22 per diluted share, based on 28.4 million weighted average common shares outstanding) in fiscal year 2013 increased by $0.3 million over the prior year’s net income attributable to RSTI of $34.5 million ($1.20 per diluted share, based on 28.7 million weighted average common shares outstanding). Net income attributable to RSTI was unfavorably affected by $0.8 million in fiscal year 2013 due to the fluctuation of the U.S. dollar against foreign currencies.

Fiscal Year 2012 Compared to Fiscal Year 2011

Net Sales – Net sales of $540.1 million represents a decrease of $57.7 million, or 10%, over the prior year. Net sales decreased $66.0 million, or 14%, in Europe/Asia and increased $8.3 million, or 8%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had an unfavorable effect on net sales of $18.3 million. Net sales of laser products for macro applications decreased by14% to $205.4 million, primarily due to the lower demand for our CO2 lasers from OEM customers in the machine tool industry. Net sales of lasers for marking and micro applications decreased by 10% to $272.2 million compared to fiscal year 2011, mainly due to a lower demand for our lasers for micro and marking applications principally from the electronics and photovoltaic industries. Revenues for the component business increased by 8% to $62.5 million, primarily due to higher sales related to laser diode products and fiber-related components.

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

Research and Development – The Company’s net expenses for research and development amounted to $42.6 million, which represents an increase of $4.3 million, or 11%, primarily due to lower research and development grants compared to fiscal year 2011 and continuing activities to broaden our fiber laser product portfolio. Gross research and development expenses for fiscal year 2012 and 2011 were $44.2 million and $40.6 million, respectively, and were reduced by $1.6 million and $2.3 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, principally in Europe. Research and development expenses were favorably affected by $2.1 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year 2013

The Company’s primary sources of liquidity at September 30, 2013, were cash and cash equivalents of $133.7 million, short-term investments of $3.2 million, and short-term credit lines of $67.0 million. As of September 30, 2013, $2.1 million was outstanding under the short-term lines of credit and $1.5 million was used for bank guarantees under these lines of credit, leaving $63.4 million available for borrowing under short-term lines of credit. In addition, the Company maintained credit lines specific to bank guarantees for $21.2 million, of which $7.7 million was used. Therefore, $76.9 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at September 30, 2013. At September 30, 2013, the entire amount of our long-term lines of credit was fully drawn. The Company is subject to financial covenants under some of these facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2013, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $35.0 million during fiscal year 2013. Approximately $57.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of the net income ($35.0 million) plus other non cash items, principally depreciation and amortization ($15.3 million), and a decrease in inventories ($10.1 million). Operating cash flow was negatively affected by an increase of other accounts receivable ($2.7 million) and by a decrease in accounts payable ($2.2 million) and income tax payable ($1.3 million).

Net cash used in investing activities totaled $15.5 million for the year ended September 30, 2013, and was primarily related to various additions to property and equipment ($16.2 million) and the purchase of short-term investments ($6.3 million), partly offset by the sale of short-term investments ($6.8 million).

Net cash used in financing activities totaled $9.4 million for the year ended September 30, 2013, and was primarily related to payments to minority shareholders ($4.3 million), the stock buyback program ($4.1 million), and repayments of loans ($24.9 million), partly offset by borrowings from banks ($20.9 million) and $2.9 million generated through issuance of new shares from the exercise of stock options.

The Company expects that its capital expenditures will be approximately $19 million in fiscal year 2014.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

As of September 30, 2013, $114.2 million of the total $137 million of cash, cash equivalents, and short-term investments, was held by our non-US subsidiaries, with the balance ($22.8 million) held by our US subsidiaries. As of that date, of the $18.6 millions of the Group's indebtedness to banks, $4.0 million was owed by our US subsidiaries, and $14.6 million was owed by our non-US subsidiaries. We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition, the US Company has $20.0 millions in available and unused lines of credit at September 30, 2013. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents, and short-term investments held by our foreign subsidiaries.

Fiscal Year 2012

The Company’s primary sources of liquidity at September 30, 2012, were cash and cash equivalents of $98.8 million, short-term investments of $2.4 million, short-term credit lines of $72.9 million, and long-term credit lines of $7.2 million. As of September 30, 2012, $15.3 million was outstanding under the short-term lines of credit and $1.6 million was used for bank guarantees under these lines of credit, leaving $56.0 million available for borrowing under short-term lines of credit. In addition, the Company maintained credit lines specific to bank guarantees for $15.1 million, of which $6.7 million was used. Therefore, $64.3 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at September 30, 2012. At September 30, 2012, the entire amount of our long-term lines of credit was fully drawn. The Company is subject to financial covenants under some of these facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2012, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $28.7 million during fiscal year 2012. Approximately $22.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of the net income ($35.2 million) plus other non-cash items, principally depreciation and amortization ($13.9 million) and a decrease in accounts receivable ($7.6 million). Operating cash flow was negatively affected by an increase in and inventories ($18.2 million) and by a decrease in accrued liabilities and pension obligations ($11.4 million) and income tax payable ($6.2 million).

Net cash used in investing activities totaled $39.4 million for the year ended September 30, 2012, and was primarily related to various additions to property and equipment ($27.3 million), business acquisitions ($13.4 million) and purchase of short-term investments ($8.7 million), partially offset by proceeds from the sale of short-term investments ($9.8 million).

Net cash used in financing activities totaled $9.5 million for the year ended September 30, 2012, and was primarily related to the stock buyback program ($10.7 million) and repayments of loans ($10.5 million), partly offset borrowings from banks ($10.9 million).

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

Net cash used in investing activities totaled $28.5 million for fiscal year 2011, and was primarily related to various additions to property and equipment ($21.8 million), business acquisitions ($11.2 million), and purchase of short-term investments ($8.6 million), partially offset by proceeds from the sale of short-term investments ($12.6 million).

Net cash used in financing activities totaled $4.7 million and was primarily related to the stock buyback program ($8.8 million) and loan repayments of $9.5 million, partly offset by $6.3 million in borrowings from banks and $7.2 million generated through issuance of new shares from the exercise of stock options.

The following table illustrates the Company’s contractual obligations as of September 30, 2013:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long and short-term debt	$18,622	$3,709	$6,258	$6,364	$2,291
Pension obligations	24,458	698	1,876	2,786	19,098
Operating lease obligations	33,211	9,938	12,762	4,239	6,272
Purchase obligations *	95,630	70,951	23,386	1,278	15
Interest obligation	1,027	307	475	160	85
Other short- and long-term obligations reflected on the registrant's Balance Sheet	3,716	236	409	926	2,145
Total	$176,664	$85,839	$45,166	$15,753	$29,906

*	Purchase obligations include payments due under various types of agreements to purchase raw materials, services, or other goods.

Note – Uncertain tax benefit liabilities of $0.5 million are not included in the Company’s contractual obligation table, as the Company cannot make reasonable estimates about the timing of any required payments related to these liabilities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities, except for the remaining unused credit lines amounting to $76.9 million.

CURRENCY EXCHANGE RATE FLUCTUATIONS

Although the Company prepares its consolidated financial statements in U.S. dollars, approximately 67% of its net sales are denominated in other currencies, primarily the Euro, Swedish krona, Swiss francs, British pound, Singapore dollar, Taiwanese dollar, Korean won, Japanese yen, Canadian dollar, Indian rupee, and Chinese RMB. Net sales and costs and related assets and liabilities are generally denominated in the functional currencies of the operations, thereby serving to reduce the Company’s exposure to exchange gains and losses.

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $17.1 million at September 30, 2013, as compared to $2.3 million at September 30, 2012.

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

The following chart compares our net sales, gross profit, and income from operations for each of fiscal years 2013, 2012, and 2011, to the equivalent financial results calculated on a “constant currency” basis. Because this “constant currency” financial information does not conform to Generally Accepted Accounting Principles, it is presented under the caption “Non-GAAP Constant Currency”:

	Fiscal Year 2013		Fiscal Year 2012		Fiscal Year 2011
	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency
	(in millions)
Net sales	$560.1	$559.5	$540.1	$558.4	$597.8	$583.1
Gross profit	196.5	197.0	196.4	199.5	232.1	226.8
Income from operations	49.2	50.0	50.4	47.8	83.7	82.0

Between fiscal year 2012 and 2013, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 0.6%. The impact of fluctuations in exchanges rates of foreign currencies against the U.S. dollar was to increase net sales by $0.6 million and to decrease gross profit by $0.5 million, because approximately 67% of fiscal year 2013 sales were denominated in other currencies, primarily the Euro. These exchange rate fluctuations had the effect of increasing operating expense by $0.3 million, thereby decreasing income from operations by $0.8 million.

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

Pension Obligations

The determination of the Company’s obligation and expense for pension is dependent on the selection of certain actuarial assumptions in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates, and rates of future compensation increases. In addition, the Company provides the actuarial consultants with subjective factors such as withdrawal rates and mortality rates to develop their calculations of these amounts. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company uses may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension benefits expense the Company has recorded or may record.

Another key assumption in determining the net pension expense is the assumed discount rate to be used to discount plan obligations. The Company's U.S. plan uses a cash flow matching approach, which uses projected cash flows matched to spot rates along a high-quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. A lower discount rate increases the present value of benefit obligations and increases pension expense.

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

Income Taxes

We estimate our income tax provision in each of the jurisdictions in which we operate, a process that includes estimating exposures related to examinations by taxing authorities. We must also make judgments regarding the ability to realize the deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets that we do not believe meet the “more likely than not” criteria. We assess whether an uncertain tax position taken or expected to be taken in a tax return meets the threshold for recognition and measurement in the consolidated financial statements. Our judgments regarding future taxable income as well as tax positions taken or expected to be taken in a tax return may change due to changes in market conditions, changes in tax laws, or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances and/or tax reserves established may be increased or decreased, resulting in a respective increase or decrease in income tax expense.

Share-Based Payment

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions, and other factors. The income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.-based employees. Stock compensation expense related to non-U.S. employees is treated as a permanent difference for income tax purposes.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments included a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities now have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company). Adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2013

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 amended ASC 210, “Balance Sheet”, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01 which limited the scope of this guidance to derivatives, repurchase type agreements, and securities borrowing and lending transactions. The guidance from these updates is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the

Company’s fiscal year 2014. The Company does not believe the adoption will have a significant impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". The update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removed the restriction on using different benchmark rates for similar hedges. ASU 2013-10 has no effect on the financial statements as of September 30, 2013, but will be applicable to any hedging activity the Company enters into after July 17, 2013.

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

Interest Rate Sensitivity

As of September 30, 2013, the Company maintained cash equivalents and short-term investments of $137.0 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than one year. If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be less than $0.1 million.

As of September 30, 2013, the Company had $1.9 million of variable rate debt on which the interest rate is reset every three months, $3.9 million of variable rate debt on which the interest rate is reset every six months, $1.9 million of variable rate debt on which the interest rate is reset every twelve months, and $10.9 million of fixed rate debt. Maturities of this debt are as follows: $3.7 million is due in 2014, $1.9 million is due in 2015, $4.4 million is due in 2016, $5.0 million is due in 2017, $1.3 million is due in 2018, $0.5 million is due annually from 2019 through 2022, and $0.3 million is due in 2023. A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into two interest rate swap agreements to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. One swap agreement is for a total notional amount of Euro 1.4 million (equivalent to $1.9 million based on the exchange rate at September 30, 2013) and the other is for a total notional amount of Swiss francs 3.5 million (equivalent to $3.9 million based on the exchange rate at September 30, 2013).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2013, the Company held Japanese yen forward exchange contracts with notional amounts of Euro 1.3 million and $0.1 million. The gains or losses resulting from a 10% change in currency exchange rates would be approximately $0.2 million and $0.2 million, respectively.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a) for an index to the consolidated financial statements, which are incorporated here by reference.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2013, the end of its fiscal year. Management based its assessment on criteria established in “Internal Control - Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders to be held in March 2014, and is incorporated by reference herein.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders to be held in March 2014, and is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2013:

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

The remaining information required by this is included in the “Security Ownership of Certain Beneficial Owners” and “Management” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders to be held in March 2014, and is incorporated by reference herein.

* Does not include 60,000 shares that were issued as the annual grants of shares of common stock to outside Board of Directors.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, and “Certain Relationships and Related Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders to be held in March 2014, and is incorporated by reference herein.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of ROFIN-BAASEL Lasertech GmbH & Co. KG (“CBL”), Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract upon two-year notice. The Company paid expenses, mainly for rental expenses, $0.8 million to Mr. Baasel during fiscal years 2013 and 2012, and $0.9 million during fiscal year 2011.

The Company believes that all transactions noted above, have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2013 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2004, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants” in the definitive form of the Company’s Proxy Statement to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders to be held in March 2014, is incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1	Consolidated Financial Statements
The following financial statements are filed as part of this Form 10-K:
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets as of September 30, 2013, and 2012	F-2
Consolidated Statements of Operations for the years ended
		September 30, 2013, 2012, and 2011	F-4
Consolidated Statements of Comprehensive Income for the years ended
		September 30, 2013, 2012, and 2011	F-5
Consolidated Statements of Stockholders’ Equity for the years ended
		September 30, 2013, 2012, and 2011	F-6
Consolidated Statements of Cash Flows for the years ended
		September 30, 2013, 2012, and 2011	F-7
		Notes to Consolidated Financial Statements	F-8
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts	F-32

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

Date: November 29, 2013	ROFIN-SINAR TECHNOLOGIES INC.

	By:	/s/ Günther Braun
Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Wirth	Chairman of the Board	November 29, 2013
Peter Wirth

/s/ Günther Braun	President, Chief Executive Officer,	November 29, 2013
Günther Braun	and Director

/s/ Ingrid Mittelstaedt	Chief Financial Officer	November 29, 2013
Ingrid Mittelstaedt

/s/ Ralph Reins	Director	November 29, 2013
Ralph Reins

/s/ Gary Willis	Director	November 29, 2013
Gary Willis

/s/ Carl F. Baasel	Director	November 29, 2013
Carl F. Baasel

/s/ Daniel Smoke	Director	November 29, 2013
Daniel Smoke

/s/ Stephen Fantone	Director	November 29, 2013
Stephen Fantone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ROFIN-SINAR Technologies Inc. and Subsidiaries
Plymouth, Michigan
We have audited the accompanying consolidated balance sheets of ROFIN-SINAR Technologies Inc. and subsidiaries (the "Company") as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15 (the “financial statement schedule”). We also have audited the Company's internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROFIN-SINAR Technologies Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Detroit, MI
November 29, 2013

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$133,733	$98,735
Short-term investments	3,244	2,428
Accounts receivable, trade	114,088	111,850
Less allowance for doubtful accounts	(3,423)	(3,915)
Trade accounts receivable, net	110,665	107,935
Accounts receivable from related party (note 14)	5	313
Other accounts receivable	7,893	5,103
Inventories, net (note 3)	198,460	202,188
Prepaid expenses	4,474	5,823
Deferred income tax assets (note 11)	22,818	16,997
Total current assets	481,292	439,522

Long-term investments (note 4)	1,900	3,200
Property and equipment, at cost (note 5)	180,397	161,249
Less accumulated depreciation	(93,485)	(81,248)
Property and equipment, net	86,912	80,001
Deferred income tax assets (note 11)	13,446	13,970
Goodwill (note 6)	104,404	101,615
Intangibles, net (note 6)	10,674	11,938
Other assets	1,282	2,286
Total assets	$699,910	$652,532

LIABILITIES AND EQUITY
Current liabilities:
Line of credit and short-term borrowings (note 8 and 9)	$3,709	$16,883
Accounts payable, trade	24,596	26,644
Accounts payable to related party (note 14)	331	98
Income taxes payable (note 11)	5,290	7,049
Deferred income tax liabilities (note 11)	4,651	1,011
Accrued liabilities (note 7)	69,937	69,010
Total current liabilities	108,514	120,695

Long-term debt (note 9)	14,913	5,662
Pension obligations (note 12)	24,070	23,253
Deferred income tax liabilities (note 11)	5,040	4,746
Other long-term liabilities	3,955	4,257
Total liabilities	156,492	158,613
Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,725,950 shares issued at September 30, 2013 (32,495,500 shares issued at September 30, 2012)	327	325
Additional paid-in capital	228,124	223,339
Retained earnings	462,808	428,053
Accumulated other comprehensive income (loss)	11,533	(4,236)
Treasury shares, at cost, 4,601,681 shares at September 30, 2013 (4,422,536 at September 30, 2012)	(163,026)	(158,904)
Total ROFIN-SINAR Technologies Inc. stockholders’ equity	539,766	488,577
Noncontrolling interest in subsidiaries	3,652	5,342
Total equity	543,418	493,919
Total liabilities and equity	$699,910	$652,532
See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011
(dollars in thousands, except share and per share amounts)

	Years ended September 30,
	2013	2012	2011
Net sales	$560,068	$540,121	$597,763
Cost of goods sold	363,559	343,769	365,684
Gross profit	196,509	196,352	232,079

Selling, general and administrative expenses	101,726	101,088	107,510
Research and development expenses	43,014	42,604	38,337
Amortization expense	2,553	2,279	2,569
Income from operations	49,216	50,381	83,663

Other expense (income):
Interest income	(541)	(692)	(868)
Interest expense	595	681	733
Foreign currency losses (gains)	452	(1,358)	(1,946)
Miscellaneous	(445)	(642)	(1,399)
Total other expense (income), net	61	(2,011)	(3,480)

Income before income taxes	49,155	52,392	87,143
Income tax expense (note 11)	14,139	17,180	26,070
Net income	35,016	35,212	61,073
Less: net income attributable to the noncontrolling interest	261	682	1,041
Net income attributable to RSTI	$34,755	$34,530	$60,032

Net income attributable to RSTI per share (note 13):
Per Share of Common Stock Basic	$1.23	$1.21	$2.11
Per Share of Common Stock Diluted	$1.22	$1.20	$2.06

Weighted average shares used in computing earnings per share (note 13):
Basic	28,188,849	28,498,395	28,440,185
Diluted	28,391,762	28,744,267	29,104,945

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011
(dollars in thousands)

	Years ended September 30,
	2013	2012	2011
Net income	$35,016	$35,212	$61,073

Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $25 and tax benefits of $5 and $43	80	(9)	(151)
Foreign currency translation adjustments	14,830	(11,133)	(4,221)
Defined benefit pension plans, net of tax expense of $619 and tax benefit of $1,679 and $2 (note 12)	859	(3,540)	419
Other comprehensive income (loss), net of tax	$15,769	$(14,682)	$(3,953)
Total comprehensive income	$50,785	$20,530	$57,120

Less: Total comprehensive income attributable to the noncontrolling interest	261	682	1,041
Total comprehensive income attributable to RSTI	$50,524	$19,848	$56,079

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011
(dollars in thousands, except share data)

	Number of Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	ROFIN-SINAR Technologies Stockholders’ Equity	Non- Controlling Interests	Total Equity
BALANCES at September 30, 2010	28,267,996	$320	$205,100	$333,491	$14,399	$(139,453)	$413,857	$3,619	$417,476
Total comprehensive income (loss)				60,032	(3,953)		56,079	1,041	57,120
Common stock issued in connection with Stock Incentive Plans	452,600	4	12,796	—	—	—	12,800	—	12,800
Purchases of treasury stock	(233,837)	—	—	—	—	(8,779)	(8,779)	—	(8,779)
BALANCES at September 30, 2011	28,486,759	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	4,660	$478,617
Total comprehensive income (loss)				34,530	(14,682)		19,848	682	20,530
Common stock issued in connection with Stock Incentive Plans	91,400	1	5,443	—	—	—	5,444	—	5,444
Purchases of treasury stock	(505,195)	—	—	—	—	(10,672)	(10,672)	—	(10,672)
BALANCES at September 30, 2012	28,072,964	$325	$223,339	$428,053	$(4,236)	$(158,904)	$488,577	$5,342	$493,919
Total comprehensive income (loss)				34,755	15,769	—	50,524	261	50,785
Purchase of non-controlling interest	—	—	(2,332)	—	—	—	(2,332)	(1,951)	(4,283)
Common stock issued in connection with Stock Incentive Plans	230,450	2	7,117	—	—	—	7,119	—	7,119
Purchases of treasury stock	(179,145)	—	—	—	—	(4,122)	(4,122)	—	(4,122)
BALANCES at September 30, 2013	28,124,269	$327	$228,124	$462,808	$11,533	$(163,026)	$539,766	$3,652	$543,418

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013, 2012, AND 2011
(dollars in thousands)

	Years ended September 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,016	$35,212	$61,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,318	13,924	13,027
Issuance of restricted stock	245	222	311
Provision for doubtful accounts	156	1,176	1,606
Exchange rate gains	540	(1,356)	(914)
Loss on disposal of property and equipment	398	151	135
Stock-based compensation expenses	3,929	4,466	5,200
Deferred income taxes	(2,542)	(1,744)	(3,441)
Change in operating assets and liabilities:
Accounts receivable, trade	(469)	7,594	(21,349)
Other accounts receivable	(2,698)	120	(1,427)
Inventories	10,068	(18,172)	(27,529)
Prepaid expenses and other	1,582	(1,958)	(4,186)
Accounts payable	(2,247)	(94)	2,718
Income taxes payable	(1,320)	(6,185)	6,961
Accrued liabilities and pension obligations	(952)	(11,380)	17,786
Net cash provided by operating activities	57,024	21,976	49,971
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(16,168)	(27,283)	(21,779)
Proceeds from the sale of property and equipment	128	173	418
Purchases of short-term investments	(6,253)	(8,707)	(8,640)
Sales of short-term and long-term investments	6,771	9,841	12,648
Acquisition of businesses, net of cash acquired	—	(13,413)	(11,161)
Net cash used in investing activities	(15,522)	(39,389)	(28,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long term debt	20,878	10,949	6,253
Repayments to bank	(24,869)	(10,483)	(9,498)
Purchase of treasury stock	(4,122)	(10,672)	(8,779)
Issuance of common stock	2,945	460	7,153
Excess tax benefit from stock options	2	295	136
Payments to subsidiary’s minority shareholders	(4,262)	—	—
Net cash used in financing activities	(9,428)	(9,451)	(4,735)
Effect of foreign currency translation on cash	2,924	(1,813)	62

Net increase (decrease) in cash and cash equivalents	34,998	(28,677)	16,784
Cash and cash equivalents at beginning of year	98,735	127,412	110,628
Cash and cash equivalents at end of year	$133,733	$98,735	$127,412

Cash paid during the year for interest	$614	$714	$673
Cash paid during the year for income taxes	$21,560	$24,812	$21,060
See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013, 2012, and 2011
(dollars in thousands, except per share amounts)

1.          SUMMARY OF ACCOUNTING POLICIES

Description of the Company and Business

The primary business of ROFIN-SINAR Technologies Inc. (“ROFIN” or “RSTI” or “the Company”) is to develop, manufacture, and market industrial lasers and supplies used for material processing applications.  The majority of the Company’s customers are in the machine tool, automotive, semiconductor, and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2013, 2012, and 2011, ROFIN generated approximately 61%, 61%, and 64%, respectively, of its revenues from the sale of lasers and laser systems. For the years ended September 30, 2013, 2012, and 2011, approximately 39%, 39%, and 36%, respectively, of its revenues were generated from sales of after-sales services, replacement parts, and components for laser products.

The accompanying financial statements present the historical financial information of ROFIN-SINAR Technologies Inc., its wholly-owned subsidiaries ROFIN-SINAR, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), ROFIN-BAASEL Canada Ltd., DILAS Diode Laser, Inc., Corelase Oy, Nufern, ROFIN-SINAR Technologies Europe S.L. (“RSTE”), Nanjing Eastern Technologies Company, Ltd. (“NETC”) and its 80%-owned subsidiaries Nanjing Eastern Laser Company, Ltd. (“NELC”). RSTE, a European holding company formed in 1999, owns 100% of ROFIN-SINAR Laser GmbH (“RSL”), 95% of DILAS Diodenlaser GmbH (“DILAS”), 100% of ROFIN-BAASEL Italiana S.r.l., 100% of ROFIN-BAASEL France SAS, 100% of ROFIN-SINAR UK Ltd., 100% of ROFIN-BAASEL UK Ltd., 100% of ROFIN-BAASEL Benelux B.V., 100% of ROFIN-BAASEL Singapore Pte., Ltd., 100% of ROFIN-BAASEL Espana S.L. (“RBE”), 100% of ROFIN-BAASEL Taiwan Ltd., 100% of ROFIN-BAASEL Korea Co., Ltd., 100% of ROFIN-LASAG AG (“LASAG”) and 100% of ROFIN-BAASEL Swiss AG.

ROFIN-BAASEL UK Ltd. owns 100% of ES Technology Ltd. (which was merged with Laser Service Ltd in May 2011).

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its 88%-owned subsidiary, ROFIN-BAASEL Japan Corp., its 100%-owned subsidiary, Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), its 100%-owned subsidiary, ROFIN-BAASEL Lasertech GmbH & Co. KG (“CBL”), its 100%-owned subsidiary Optoskand AB (“Optoskand”), its 100%-owned subsidiary, CBL Verwaltungsgesellschaft mbH, its 90%-owned subsidiary m2k-laser GmbH (“m2k“), its 100%-owned subsidiary ROFIN BAASEL Laser India Pvt. Ltd., and its 100%-owned subsidiary ROFIN-BAASEL China Co., Ltd.

CBL includes the consolidated accounts of its wholly-owned subsidiaries, ROFIN-BAASEL, Inc. (“RB Inc.”), WB-PRC Laser Service GmbH, Baasel Lasermed GmbH, and PMB Elektronik GmbH (which was merged with H2B Photonics GmbH in May 2012).

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

•
Effective March 28, 2007, the Company acquired 100% of the common stock of Corelase Oy, Tampere (Finland). Corelase Oy has considerable experience in semiconductors, optics, and fiber technology. Its product lines include ultrashort pulse, mode-locked fiber laser systems, fiber laser modules, and other components. The terms of the purchase included payment of a deferred purchase price based on Corelase Oy achieving certain financial targets. On December 14, 2011, the Company finalized and paid the deferred purchase price. This payment resulted in additional goodwill of $13.4 million.

•
Effective September 29, 2011, the Company received the remaining 15% of the share capital of H2B Photonics GmbH through a transfer of shares and now holds 100% of the share capital. In May 2012, the Company merged its wholly-owned subsidiary PMB Elektronik GmbH with H2B and named the new formed subsidiary PMB Elektronik GmbH.

•
Effective December 20, 2012, the Company acquired the remaining 20% of the common stock of ROFIN-BAASEL China Co., Ltd. through its wholly-owned subsidiary RSL. The Company currently holds 100% of the share capital of ROFIN-BAASEL China Co., Ltd.

•
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

Total depreciation expense for the years ended September 30, 2013, 2012, and 2011, amounted to $12,765, $11,646, and $10,458, respectively.

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

Sales to end-user customers and resellers typically do not have customer acceptance provisions and only certain of the original equipment manufacturer (“OEM”) customer sales have customer acceptance provisions. Customer acceptance is generally limited to performance under published product specifications. For the few product sales that have customer acceptance provisions because of higher than published specifications, (1) the products are tested and accepted by the customer at a company site or by the customer’s acceptance of the results of a testing program prior to shipment to the customer, or (2) the revenue is deferred until customer acceptance occurs. The Company records revenues net of volume discount rebates that are earned by certain OEM customers, based on sales levels, pursuant to contractual agreements.

The vast majority of our sales are made to OEMs, resellers, and end users in the industrial market. Sales made to OEMs and resellers in the industrial market do not require installation of the products by the Company, as installation is performed by the customer and are not subject to other post-delivery obligations. The Company may enter into multiple-deliverable arrangements which include the delivery of lasers, laser systems, installation, and training. Revenue from these arrangements is allocated to separate units of accounting if certain criteria are met. The allocation of the arrangement consideration to the separate units of accounting is based on vendor-specific objective evidence or third-party evidence. If such evidence is not available, the Company uses best estimate of selling price. Revenue related to installation and training is recognized when installation is completed or training is provided which usually takes place up to three months after the delivery of the laser or the laser system.

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

Revenue and expenses are presented net of any country-specific taxes.

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

Accumulated other comprehensive income is comprised of the following:

	September 30,
	2013	2012	2011
Foreign currency translation adjustment	$17,091	$2,261	$13,394
Defined benefit pension plans (net of taxes of $2,615 in 2013, $3,234 in 2012, and $1,555 in 2011)	(5,449)	(6,308)	(2,768)
Fair value of interest swap agreements (net of taxes of $33 in 2013, $59 in 2012, and $54 in 2011)	(109)	(189)	(180)
Total accumulated other comprehensive income (loss)	$11,533	$(4,236)	$10,446

Research and Development Expenses

Research and development costs are expensed when incurred and are net of primarily German and other European governments and European Union grants of $2,437, $1,638, and $2,305, received for the years ended September 30, 2013, 2012, and 2011, respectively. The Company has no future obligations under such grants.

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

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. The gains and losses from these foreign currency forward contracts and forward exchange options are reflected in the consolidated statement of operations. At September 30, 2013, the Company held Japanese yen forward exchange contracts with notional amounts of Euro 1.3 million and $0.1 million.

Operating Leases

The Company leases facilities under operating leases. Building lease agreements generally include rent escalation clauses. Most of the Company’s lease agreements include renewal periods at the Company’s option. The Company recognizes scheduled rent increases on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space.

Use of Estimates

Management of the Company makes a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reporting of revenues and expenses, to prepare these financial statements in conformity with generally accepted U.S. accounting principles. Significant items subject to such estimates and assumptions include the valuation allowance for receivables, inventory valuation, warranty liabilities, the valuation allowance for deferred tax assets, assets and obligations related to employee benefits, and share-based payment awards. Actual results could differ from these estimates.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments included a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities now have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company). Adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2013

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 amended ASC 210, “Balance Sheet”, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01 which limited the scope of this guidance to derivatives, repurchase type agreements, and securities borrowing and lending transactions. The guidance from these updates is effective for fiscal years, and interim periods within those years, beginning after January 1, 2013, which is the Company’s fiscal year 2014. The Company does not believe the adoption will have a significant impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". The update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removed the restriction on using different benchmark rates for similar hedges. ASU 2013-10 has no effect on the financial statements as of September 30, 2013, but will be applicable to any hedging activity the company enters into after July 17, 2013.

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

2.          FAIR VALUE MEASUREMENTS

Financial assets and liabilities, measured at fair value on a recurring basis, are classified on the valuation hierarchy in the table below:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$133,733	$133,733	$—	$—
Short-term investments	3,244	3,244	—	—
Derivatives	(126)	—	(126)	—
Non-current auction rate securities	1,900	—	—	1,900
Other long term assets	250	—	250	—
Total assets and liabilities at fair value	$139,001	$136,977	$124	$1,900

	September 30, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$98,735	$98,735	$—	$—
Short-term investments	2,428	2,428	—	—
Derivatives	(239)	—	(239)	—
Non-current auction rate securities	3,200	—	—	3,200
Total assets and liabilities at fair value	$104,124	$101,163	$(239)	$3,200

The changes in the fair value measurement of investments using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2011	$3,700
Settlements	(500)
September 30, 2012	$3,200
Settlements	(1,300)
September 30, 2013	$1,900

3.          INVENTORIES

Inventories, net of obsolescence and lower of cost or market reserves, are summarized as follows:

	September 30,
	2013	2012
Finished goods	$30,177	$31,205
Work in progress	43,870	49,678
Raw materials and supplies	71,367	69,648
Demo inventory	20,691	19,247
Service parts	32,355	32,410
Total inventories	$198,460	$202,188

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

Through sales, the Company reduced its holdings of auction rate securities to approximately $1.9 million at September 30, 2013. All sales were settled, for cash, at par value. At September 30, 2013, the Company held one individual auction rate security. The Company does not believe that the remaining balance of auction rate securities represent a significant portion of the Company's total liquidity. The Company has historically used a discounted cash flow model to determine the fair market value of these investments. This model included estimates for interest rates, discount rates, the amount of cash flows, and expected holding periods. As a result, the Company concluded that the par value of these investments approximates fair market value. Additionally, the Company has the ability and intent to hold these investments until a resumption of the auction process or until maturity. Although the Company believes these investments will become liquid within the next twelve months, it is uncertain what impact the current economic environment will have on this position and therefore, they have been classified as long-term assets on the consolidated balance sheet.

5.          PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,
	2013	2012
Buildings	$44,135	$41,967
Technical machinery and equipment	61,890	53,038
Construction in progress	6,864	5,264
Furniture and fixtures	31,144	27,309
Computers and software	8,352	8,402
Leasehold improvements	28,012	25,269
Total property and equipment, at cost	$180,397	$161,249

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2013 and 2012, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2011	$43,514	$13,284	$33,702	$90,500
Additional goodwill from acquisitions	—	—	13,413	13,413
Currency exchange differences	(1,712)	(128)	(458)	(2,298)
Balance as of September 30, 2012	$41,802	$13,156	$46,657	$101,615
Additional goodwill from acquisitions	—	—	—	—
Currency exchange differences	1,881	141	767	2,789
Balance as of September 30, 2013	$43,683	$13,297	$47,424	$104,404

The carrying values of other intangible assets are as follows:

	September 30, 2013		September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,764	$8,270	$10,385	$7,649
Customer base	19,084	16,778	18,812	15,357
Other	22,389	16,515	21,186	15,439
Total	$52,237	$41,563	$50,383	$38,445

Patents are amortized on a straight-line basis over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Other intangible assets mainly comprised of software and unpatented technology are amortized on a straight-line basis between 1 and 16 years. Amortization expense for the years ended September 30, 2013, 2012, and 2011, was $2,553, $2,279, and $2,569, respectively.

At September 30, 2013, estimated amortization expense of existing intangible assets for the next five fiscal years based on the average exchange rates as of September 30, 2013, is as follows:

2014	$2,600
2015	2,400
2016	1,400
2017	1,200
2018	700

7.          ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,
	2013	2012
Employee compensation	$23,402	$21,968
Warranty reserves	12,301	11,894
Other taxes payable	320	440
Customer deposits	16,242	17,605
Other	17,672	17,103
Total accrued liabilities	$69,937	$69,010

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions.

The change in warranty reserves for the years ended September 30, 2013 and 2012, are as follows:

Balance as of September 30, 2011	$13,197
Additional accruals for warranties during the period	3,448
Usage during the period	(4,342)
Currency translation	(409)
Balance as of September 30, 2012	$11,894
Additional accruals for warranties during the period	4,351
Usage during the period	(4,356)
Currency translation	412
Balance as of September 30, 2013	$12,301

8.          LINES OF CREDIT

The Company maintains $20,000 in short-term lines of credit in the U.S. As of September 30, 2013, $20,000 remained unused and available for future use. As of September 30, 2012, $15,000 was available under short-term lines of credit in the U.S.

In addition, the Company’s non-U.S. subsidiaries have short-term credit lines amounting to $46,953, which allow them to borrow in the applicable local currency. At September 30, 2013 and 2012, direct borrowings under these agreements totaled $2,071 and $10,316, respectively. Additionally, $1,459 and $1,631 were used for bank guarantees under those lines of credit as of September 30, 2013 and 2012, respectively. The remaining unused portion of the lines of credit at September 30, 2013, was $43,423, in aggregate. Interest rates vary from 0.55% to 2.60%, depending upon the country and the usage made of the available credit.

Furthermore, the Company also maintains credit lines specific to bank guarantees amounting to $21,235 and $15,088 as of September 30, 2013 and 2012, respectively, of which $7,726 and $6,742 was used as of September 30, 2013 and 2012, respectively.

The Company is subject to financial covenants under some of these lines of credit, which could restrict the Company from drawing money under them. At September 30, 2013, the Company was in compliance with these covenants.

9.          LONG-TERM DEBT

Long-term debt included in the Consolidated Balance Sheets is comprised of the following:

	September 30,
Description	2013	2012
2.53% Term loan due 2015	$1,897	$2,842
1.85% Term loan due 2018	3,388	—
1.7% Term loan due 2017	3,388	—
2.6% Term loan due 2016	3,879	4,272
1.0% State of Connecticut Term loan due 2023	4,000	—
1.0% Long-term credit facilities	—	115
Total long-term debt facilities	16,551	7,229
Current portion of long-term debt included in line of credit and short term borrowings	1,638	1,567
Total long-term debt	$14,913	$5,662

Principal payments of long-term debt as of September 30, 2013, are as follows:

Fiscal year ending September 30,	Total
2014	$1,638
2015	1,858
2016	4,400
2017	5,017
2018	1,347
2019 and thereafter	2,291
16,551

10.        COMMITMENTS

The Company leases operating facilities and equipment under various operating leases. The lease agreements require payment of real estate taxes, insurance, and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancellable operating leases as of September 30, 2013, are:

Fiscal year ending September 30,	Total
2014	$9,938
2015	7,809
2016	4,953
2017	2,930
2018	1,309
2019 and thereafter	6,272

Rent expense charged to operations for the years ended September 30, 2013, 2012, and 2011, approximated $10,733, $10,061, and $10,169, respectively.

Purchase obligations for payments due under various types of agreements to purchase raw materials, services, and other goods as of September 30, 2013, are:

Less than 1 Year	$70,951
1 - 3 Years	23,386
3 - 5 Years	1,278
More than 5 years	15

11.        INCOME TAXES

Significant components of the income tax provision are as follows:

	Years ended September 30,
	2013	2012	2011
Current:
United States	$4,393	$5,710	$5,050
Foreign	12,288	13,214	24,461
Total current	16,681	18,924	29,511
Deferred:
United States	(1,107)	(1,145)	(3,164)
Foreign	(1,435)	(599)	(277)
Total deferred	(2,542)	(1,744)	(3,441)
Total income tax expense	$14,139	$17,180	$26,070

Income (Loss) before income taxes is attributable to the following geographic regions:

	Years ended September 30,
	2013	2012	2011
United States	$10,131	$9,101	$8,443
Germany	19,215	28,112	59,396
France	(562)	77	802
Italy	1,146	794	1,868
Singapore	2,535	2,454	1,945
United Kingdom	8,631	7,442	7,505
China	4,381	2,139	3,405
Japan	175	996	565
Other	3,503	1,277	3,214
Total income before income taxes	$49,155	$52,392	$87,143

The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,
	2013	2012	2011
U.S. federal statutory tax rate	35%	35%	35%
Computed “expected” tax expense	$17,154	$18,316	$30,500
Difference between U.S. and foreign statutory rates	(3,617)	(2,828)	(4,819)
Other permanent differences	(87)	134	87
Research & development credits	(935)	—	—
Adjustment of valuation allowance	(3)	(151)	237
Change in statutory tax rates	37	(135)	(76)
Other	1,590	1,844	141
Actual tax expense	$14,139	$17,180	$26,070

Total income taxes for the years ended September 30, 2013, 2012, and 2011, were allocated as follows:

	Years ended September 30,
	2013	2012	2011
Income taxes from operations	$14,139	$17,180	$26,070
Stockholders’ equity:
Tax benefit applicable to the exercise of stock options	(2)	(295)	(136)
Tax (benefit) expense applicable to defined benefit pension plan	619	(1,679)	(2)
Tax (benefit) expense applicable to the fair value of interest swap agreements	25	(5)	(43)
Total income tax	$14,781	$15,201	$25,889

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of net deferred income taxes are as follows:

	September 30,
	2013	2012
Deferred income tax assets:
Foreign
Net operating loss carryforwards	$5,029	$5,936
Inventories	5,647	5,825
Pension obligations	2,813	2,019
Accounts payable	83	—
Other	931	1,636
Total Foreign	14,503	15,416
United States:
Net operating loss carryforwards	7,428	8,084
Tax credits	122	122
Warranty reserve	918	908
Inventories	6,516	6,254
Allowance for doubtful accounts	253	283
Accrued liabilities	676	837
Pension obligations	1,071	1,753
Property & equipment	70	—
Accounts receivables	119	—
Stock-based compensation expense	2,189	1,907
Other	341	356
Total United States	19,703	20,504
Gross deferred income tax assets	34,206	35,920
Less: Valuation allowance	(3,088)	(3,091)
Net deferred income tax assets	$31,118	$32,829
Deferred income tax liabilities:
Foreign:
Property & equipment	(689)	(833)
Intangibles	(2,384)	(4,187)
Accounts receivable	(12)	(318)
Other	(1,320)	(1,812)
Total Foreign	(4,405)	(7,150)
United States:
Accounts receivable	—	(170)
Other current assets	—	(282)
Non-US earnings	(140)	(17)
Total United States	(140)	(469)
Gross deferred income tax liabilities	(4,545)	(7,619)
Net deferred income tax assets	$26,573	$25,210

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,
	2013	2012
Deferred income tax assets – current	$22,818	$16,997
Deferred income tax assets – non-current	13,446	13,970
Deferred income tax liabilities – current	(4,651)	(1,011)
Deferred income tax liabilities – non-current	(5,040)	(4,746)
Net deferred income tax assets	$26,573	$25,210

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

At September 30, 2013, the Company had state net operating tax loss carryforwards available of $40,027 in the United States (which start to expire in 2022) and federal net operating tax loss carryforwards available of $12,975 and $5,213 in Germany, and $13,437 in other European/Asian countries (which start to expire in 2016). As of September 30, 2013, deferred tax assets, net of valuation allowances related to these operating tax losses and tax credits, amounted to $9,491.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $420 million at September 30, 2013. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, they would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date. As of September 30, 2013, the Company's gross unrecognized tax benefits totaled $474, which includes $35 of interest and penalties. Approximately $439 of unrecognized tax benefits would impact the effective tax rate, if recognized. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

Balance at September 30, 2010	$615
Decreases in tax positions for prior years	(3)
Increases in tax positions for current years	250
Settlements with taxing authorities	(34)
Balance at September 30, 2011	$828
Decreases in tax positions for prior years	(392)
Increases in tax positions for current years	—
Settlements with taxing authorities	—
Balance at September 30, 2012	$436
Decreases in tax positions for prior years	—
Increases in tax positions for current years	38
Settlements with taxing authorities	—
Balance at September 30, 2013	$474

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2006. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for years before 2008.

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

The Company’s Spanish subsidiary had a defined benefit pension plan which began in fiscal year 2009 and was funded. In July 2013, a new labor agreement was negotiated that affected the Company's Spanish subsidiary. Under the new agreement, the Company's Spanish pension plan was canceled during fiscal year 2013, and all assets used to fund the plan were remitted back to the Company.

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

Another key assumption in determining the net pension expense is the assumed discount rate to be used to discount plan obligations. The Company's U.S. plan uses a cash flow matching approach, which uses projected cash flows matched to spot rates along a high-quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. A lower discount rate increases the present value of benefit obligations and increases pension expense.

To determine the expected long-term rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,
	2013		2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$32,615		$25,528
Service cost	1,024		830
Interest cost	1,279		1,277
Actuarial losses (gains)	(658)		6,133
Settlement	(168)		—
Foreign exchange rate impacts	731		(630)
Benefits paid – total	(562)		(523)
Projected benefit obligation at end of year	34,261		32,615
Projected benefit obligation at end of year:
U.S. plans	12,707		13,700
Foreign plans	21,554		18,915
Projected benefit obligation at end of year	34,261		32,615
Change in plan assets:
Fair value of plan assets at beginning of year	9,008		7,623
Actual return on plan assets	883		1,177
Employer contributions	200		430
Foreign exchange rate impacts	2		(2)
Settlement	(56)		—
Benefits paid – funded plans	(234)		(220)
Fair value of plan assets at end of year	9,803		9,008
Fair value of plan assets at end of year:
U.S. plans	9,803		8,952
Foreign plans	—		56
Fair value of plan assets at end of year	9,803		9,008
Funded status at end of year	$(24,458)	*	$(23,607)	*

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(24,458)	$(23,607)
Accumulated other comprehensive loss (pre-tax)	8,064	9,542
Net amount recognized	$(16,394)	$(14,065)

*$388 and $354 relate to expected payments in the following twelve months for the Company’s unfunded non-US plans and are therefore classified in current “Accrued liabilities” in the consolidated balance sheets as of September 30, 2013 and 2012, respectively.

	September 30,
	2013	2012
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$34,261	$32,615
Accumulated benefit obligation	31,129	29,347
Fair value of plan assets	9,803	9,008

	September 30,
	2013	2012
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost
Service Cost	$1,024	$830
Interest Cost	1,279	1,277
Expected return on plan assets	(606)	(522)
Amortization of net loss	494	233
Amortization of prior service cost	49	27
Net periodic benefit cost	$2,240	$1,845

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	(1,429)	5,246
Amortization of prior service cost	(49)	(27)
Total recognized in other comprehensive income	$(1,478)	$5,219
Total recognized in net periodic benefit cost and other comprehensive income	$762	$7,064

The weighted average assumptions used in the valuation of the plan are as follows:

	September 30,
	2013	2012
Discount rate to determine benefit obligations:
United States	4.66%	3.96%
Foreign	3.50%	3.80%
Discount rate to determine net periodic benefit cost:
United States	3.78%	5.08%
Foreign	3.80%	5.08%
Expected return on plan assets
United States	7.00%	7.00%
Foreign	—%	3.75%
Rate of compensation increase
United States	3.0%	3.0%
Foreign	3.0%	3.0%

The Company recognizes the over (under) funded status of the defined benefit plans in the statement of financial position. The Company also recognizes, in other comprehensive income, certain gains and losses that arise during the period but are deferred under current pension accounting rules.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $698 in 2014, $929 in 2015, $947 in 2016, $1,151 in 2017, $1,635 in 2018, and $8,829 thereafter.

The Company’s pension plan asset allocations at September 30, 2013 and 2012, by asset category are as follows:

	2013			2012
	Dollar Value	Percentage	Target Allocation	Dollar Value	Percentage
Certificates of Deposit	$369	4%	5%	$378	4%
Equity Securities	5,236	53%	50%	4,892	54%
Debt Securities	4,198	43%	45%	3,738	42%
Total Plan Assets	$9,803	100%	100%	$9,008	100%

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

Investments in our defined benefit plan are stated at fair value. Level 1 assets are valued using quoted market prices that represent the asset value of the shares held by the trusts. The level 2 assets are investments in pooled funds, which are valued using a model to reflect the valuation of their underlying assets that are publicly traded with observable values. The fair value of our level 3 pension plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios.

The fair values of our pension plan assets, by level within the fair value hierarchy, are as follows:

	September 30, 2013
Asset Categories	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$369	$—	$369
Equity Securities
Small Cap	—	261	—	261
Mid Cap	—	541	—	541
Large Cap	—	2,924	—	2,924
International	—	1,286	—	1,286
Emerging Markets	—	224	—	224
Debt Securities
Bonds & Mortgages	—	3,143	—	3,143
Inflation Protected	—	452	—	452
High Yield	—	483	—	483
Money Market	—	120	—	120
Other	—	—	—	—
Total Plan Assets	$—	$9,803	$—	$9,803

	September 30, 2012
Asset Categories	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$378	$—	$378
Equity Securities
Small Cap	—	232	—	232
Mid Cap	—	462	—	462
Large Cap	—	2,611	—	2,611
International	—	1,318	—	1,318
Emerging Markets	—	269	—	269
Debt Securities
Bonds & Mortgages	—	2,707	—	2,707
Inflation Protected	—	442	—	442
High Yield	—	475	—	475
Money Market	—	69	—	69
Other	—	45	—	45
Total Plan Assets	$—	$9,008	$—	$9,008

RS Inc., RB Inc., PRC, Lee Laser, ROFIN-BAASEL Canada Ltd., DILAS Diode Laser, Inc., and Nufern have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2013, 2012, and 2011, were $719, $617, and $493, respectively.

13.        EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,
	2013	2012	2011
Weighted number of shares for basic earnings per common share	28,188,849	28,498,395	28,440,185
Potential additional shares due to outstanding dilutive stock options	202,913	245,872	664,760
Weighted number of shares for diluted earnings per common share	28,391,762	28,744,267	29,104,945

The weighted-average diluted shares outstanding for the years ended September 30, 2013, 2012, and 2011, excludes the dilutive effect of approximately 2,557 thousand, 2,205 thousand, and 743 thousand stock options, respectively, since the impact of including these options in diluted earnings per share for these years was antidilutive.

14.        RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $458, $853, and $832, in fiscal years 2013, 2012, and 2011, respectively. As of September 30, 2013, the Company had purchases from its minority shareholder in Japan amounting to $29. As of September 30, 2013 and 2012, the accounts receivable with the minority shareholder in Japan amounted to $5 and $313 respectively.

The Company maintains other accounts payable to related party in China amounting to $319 as of September 30, 2013.

The Company has accrued $189 at September 30, 2013, for the put/call option to purchase the remaining interests in m2k and $305 was capitalized for accumulated interest losses as of September 30, 2013. In fiscal year 2013, the Company had expenses of $151, compared to $456 in fiscal year 2012, mainly for purchases of materials and services, from the minority shareholder of m2k.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease upon two-year notice. The Company paid expenses, mainly for rental expense of $846, $837, and $911, to Mr. Baasel during fiscal years 2013, 2012, and 2011, respectively.

15.        GEOGRAPHIC INFORMATION

Assets, revenues, and income before taxes, by geographic region attributed based on the geographic location of the RSTI entities are summarized below:

ASSETS	September 30,
	2013	2012
North America	$243,215	$245,620
Germany	445,568	417,812
Other	340,677	303,833
Intercompany eliminations	(329,550)	(314,733)
Total assets	$699,910	$652,532

PROPERTY AND EQUIPMENT, NET	September 30,
	2013	2012
North America	$17,856	$16,901
Germany	48,256	44,818
Other	21,132	18,487
Intercompany eliminations	(332)	(205)
Total long-lived assets	$86,912	$80,001

REVENUES - TOTAL BUSINESS	Years ended September 30,
	2013	2012	2011
North America	$157,936	$168,262	$169,513
Germany	358,701	365,122	426,424
Other	262,197	222,034	231,218
Intercompany eliminations	(218,766)	(215,297)	(229,392)
	$560,068	$540,121	$597,763

INTERCOMPANY REVENUES	Years ended September 30,
	2013	2012	2011
North America	$13,859	$12,693	$13,545
Germany	147,470	147,683	163,251
Other	57,437	54,921	52,596
Intercompany eliminations	(218,766)	(215,297)	(229,392)
	$—	$—	$—

EXTERNAL REVENUES	Years ended September 30,
	2013	2012	2011
North America	$144,078	$155,569	$155,968
Germany	211,231	217,439	263,173
Other	204,759	167,113	178,622
	$560,068	$540,121	$597,763

INCOME BEFORE INCOME TAXES	Years ended September 30,
	2013	2012	2011
North America	$10,275	$9,521	$8,664
Germany	19,215	28,112	59,396
Other	19,665	14,759	19,083
	$49,155	$52,392	$87,143

16.        ENTERPRISE WIDE INFORMATION

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product and service sales are summarized below:

	September 30,
Product Category	2013	2012	2011
Laser macro products	$214,623	$205,394	$237,449
Laser marking and micro products	272,632	272,195	302,330
Components	72,813	62,532	57,984
	$560,068	$540,121	$597,763

17.        SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended
	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013
Net sales	$142.2	$131.1	$139.1	$147.6
Gross profit	50.1	46.8	49.3	50.2
Net income	9.0	7.3	8.8	9.9
Net income attributable to RSTI	8.9	7.4	8.7	9.8
Earnings per share – Basic	0.32	0.26	0.31	0.35
Earnings per share – Diluted	0.32	0.26	0.31	0.35

	Quarters ended
	Dec. 31, 2011	March 31, 2012	June 30, 2012	Sept. 30, 2012
Net sales	$131.6	$129.4	$131.7	$147.5
Gross profit	46.9	48.8	49.3	51.2
Net income	8.2	8.2	8.6	10.2
Net income attributable to RSTI	8.1	8.0	8.4	10.1
Earnings per share – Basic	0.28	0.28	0.29	0.35
Earnings per share – Diluted	0.28	0.28	0.29	0.35

18.        TREASURY STOCK

On August 1, 2012, the Board of Directors authorized the Company to initiate a share buyback of up to $20,000 of the Company's Common Stock over the proceeding twelve months ending August 10, 2013, subject to market conditions. The shares were able to be repurchased from time to time in open market transactions or privately negotiated transactions at the Company's discretion, including as to the quantity, timing and price thereof. During fiscal year 2013, the Company purchased approximately 0.2 million shares of common stock, at an average price of $23.01, under the stock buyback program for a total price of $4,122.

19.        STOCK INCENTIVE PLANS

Effective March 16, 2011, the stockholders approved an amendment to the ROFIN-SINAR Technologies Inc. 2007 Incentive Stock Plan (“the 2007 Incentive Plan”) that increases the number of shares reserved for issuance from 1,600,000 to 3,100,000 shares. The 2007 Incentive Plan supersedes the ROFIN-SINAR Technologies Inc. 1996 Non-Employee Directors’ Stock Plan and the ROFIN-SINAR Technologies Inc. 2002 Equity Incentive Plan. Under the 2007 Incentive Plan, the Company has reserved shares of common stock to provide for the grant of options to purchase common stock (“options”), grants of shares of common stock (“stock grants”), stock units, and stock appreciation rights (“SARs”) to certain eligible employees and to outside directors. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2013 or 2012 under this Plan. Non-qualified stock options were granted to officers and other key employees in fiscal years 2013 and 2012. During fiscal year 2013, outside directors each received 3,000 shares of common stock and 370,500 non-qualified stock options were granted to officers and other key employees. The terms of these issuances are the same as those described below.

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

The fair value of our stock options was estimated based on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in these calculations:

	September 30,
	2013 Grants	2012 Grants	2011 Grants
Weighted average grant date fair value	$12.42	$11.09	$15.48
Expected life	5 Years	5 Years	5 Years
Volatility	49.64%	46.11%	46.12%
Risk-free interest rate	0.98%	1.22%	2.01%
Dividend yield	—%	—%	—%

For purposes of the Black-Scholes model, the Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three-year period ended September 30, 2013, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2012	3,109,850	$25	3/4
Granted	370,500	$27	3/5
Exercised	(218,450)	$13	2/8
Forfeited	(23,200)	$30	[0]
Outstanding at September 30, 2013	3,238,700	$26	9/10	5.24

Exercisable at September 30, 2013	2,199,200	$26	7/10	3.83	$4.3

As of September 30, 2013, there was $10,467 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.61 years.

	Years ended September 30,
	2013	2012	2011
Fair value of shares vested during the year	$4,035	$4,962	$5,550
Total intrinsic value of stock options exercised	$2,932	$1,363	$7,794
Cash received from stock option exercises	$2,901	$460	$7,153
SCHEDULE II

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2013, 2012, and 2011
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions- Charged to Costs and Expenses	(Deductions)	Balance at End of Period
September 30, 2011	$3,020	$63	$1,623	$(1,013)	$3,693
September 30, 2012	$3,693	$—	$1,666	$(1,444)	$3,915
September 30, 2013	$3,915	$—	$156	$(648)	$3,423

Allowance for Inventory Reserve
Years ended September 30, 2013, 2012, and 2011
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions	Usage for Disposals and Scrap	Balance at End of Period
September 30, 2011	$19,945	$3,548	$7,051	$(5,252)	$25,292
September 30, 2012	$25,292	$—	$7,039	$(5,174)	$27,157
September 30, 2013	$27,157	$—	$8,890	$(7,455)	$28,592

INDEX TO EXHIBITS

Exhibit No.	Exhibit

21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm,
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1356 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document