Form 10-Q
period 2013-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2014-02-10
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

28,174,469 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 7, 2014.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	December 31, 2013	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$129,533	$133,733
Short-term investments (Note 4)	15,029	3,244
Accounts receivable, net of allowance for doubtful accounts $2,976 and $3,423, respectively	96,208	110,665
Inventories, net (Note 5)	199,632	198,460
Other current assets and prepaid expenses	38,263	35,190
Total current assets	478,665	481,292
Long-term investments (Notes 4 & 6)	—	1,900
Property and equipment, net	87,090	86,912
Goodwill (Note 7)	105,483	104,404
Other intangibles, net (Note 7)	10,353	10,674
Other assets	17,188	14,728
Total assets	$698,779	$699,910
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$4,548	$3,709
Accounts payable, trade	20,454	24,596
Accounts payable to related party	451	331
Income tax payable	2,009	5,290
Accrued liabilities (Note 8)	67,060	74,588
Total current liabilities	94,522	108,514
Long-term debt	14,801	14,913
Pension obligations	24,848	24,070
Other long-term liabilities	11,540	8,995
Total liabilities	145,711	156,492
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized,
32,773,150 shares issued at December 31, 2013 and 37,725,950 shares issued at September 30, 2013	328	327
Additional paid-in capital	230,073	228,124
Retained earnings	465,018	462,808
Accumulated other comprehensive income (loss) (Note 11)	17,351	11,533
Treasury stock, at cost, 4,601,681 shares at December 31, 2013 and September 30, 2013	(163,026)	(163,026)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	549,744	539,766
Non-controlling interest in subsidiaries	3,324	3,652
Total equity	553,068	543,418
Total liabilities and equity	$698,779	$699,910
See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended December 31, 2013 and 2012
(dollars in thousands, except per share amounts)

	Three months ended December 31,
	2013	2012
Net sales	$121,189	$142,233
Cost of goods sold	79,881	92,087
Gross profit	41,308	50,146

Selling, general, and administrative expenses	25,393	25,192
Research and development expenses	11,540	10,951
Amortization expense	691	629
Income from operations	3,684	13,374

Other (income) expense
Interest income	(124)	(166)
Interest expense	412	167
Foreign currency (income) expense	161	473
Other income	(250)	(61)
Income before income tax	3,485	12,961
Income tax expense	1,233	3,976
Net income	2,252	8,985
Less: Net income attributable to the noncontrolling interest	42	87
Net income attributable to RSTI	$2,210	$8,898

Net income attributable to RSTI per share:
Per share of common stock basic	$0.08	$0.32
Per share of common stock diluted	$0.08	$0.32

Weighted-average shares used in computing earnings per share (Note 13)
Basic	28,147,538	28,090,942
Diluted	28,334,910	28,247,865

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Three Months Ended December 31, 2013 and 2012
(dollars in thousands)

	Three months ended December 31,
	2013	2012
Net income	$2,252	$8,985
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax benefit of $0, and tax expense of $2	(2)	4
Foreign currency translation adjustments	5,791	5,789
Defined benefit pension plans, net of tax of $17 and $33	29	57
Other comprehensive income, net of tax	$5,818	$5,850
Total comprehensive income	$8,070	$14,835
Less: Total comprehensive income attributable to the noncontrolling interest	42	87
Total comprehensive income attributable to RSTI	$8,028	$14,748

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three Months Ended December 31, 2013 and 2012
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest In Subsidiaries	Total Equity
BALANCES at September 30, 2012	$325	$223,339	$428,053	$(4,236)	$(158,904)	$488,577	$5,342	$493,919
Total comprehensive income			8,898	5,850	—	14,748	87	14,835
Purchase of non-controlling interest	—	(2,151)	—	—	—	(2,151)	(1,932)	(4,083)
Common stock issued in connection with Stock Incentive Plans	—	1,363	—	—	—	1,363	—	1,363
BALANCES at December 31, 2012	$325	$222,551	$436,951	$1,614	$(158,904)	$502,537	$3,497	$506,034

BALANCES at September 30, 2013	$327	$228,124	$462,808	$11,533	$(163,026)	$539,766	$3,652	$543,418
Total comprehensive income			2,210	5,818	—	8,028	42	8,070
Purchase of non-controlling interest	—	—	—	—	—	—	(370)	(370)
Common stock issued in connection with Stock Incentive Plans	1	1,949	—	—	—	1,950	—	1,950
BALANCES at December 31, 2013	$328	$230,073	$465,018	$17,351	$(163,026)	$549,744	$3,324	$553,068

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended December 31, 2013 and 2012
(dollars in thousands)

	Three months ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,252	8,985
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	4,109	3,743
Stock-based compensation expenses	1,078	1,017
Other adjustments	(125)	848
Change in operating assets and liabilities:
Accounts receivable, trade	15,594	(320)
Inventories	1,055	5,366
Accounts payable	(4,348)	(4,252)
Changes in other operating assets and liabilities	(14,496)	6,620
Net cash provided by (used in) operating activities	5,119	22,007
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	148	7
Additions to property and equipment	(2,027)	(4,642)
Purchases of short-term investments	(14,808)	(3,366)
Sales of short-term and long-term investments	5,155	250
Net cash provided by (used in) investing activities	(11,532)	(7,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	6,848	4,371
Repayments to banks	(6,128)	(5,183)
Purchase of non-controlling interests	(234)	(4,083)
Issuance of common stock	580	159
Net cash provided by (used in) financing activities	1,066	(4,736)
Effect of foreign currency translation on cash	1,147	1,105

Net increase (decrease) in cash and cash equivalents	(4,200)	10,625
Cash and cash equivalents at beginning of period	133,733	98,735
Cash and cash equivalents at end of period	$129,533	$109,360

Cash paid for interest	$58	$83
Cash paid for taxes	$7,299	$2,273

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Results for interim periods should not be considered indicative of results for a full year.  The September 30, 2013, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013, as filed with the Securities and Exchange Commission on November 29, 2013.

2.	New Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities“. ASU 2011-11 amended ASC 210, “Balance Sheet“, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01 which limited the scope of this guidance to derivatives, repurchase type agreements and securities borrowing and lending transactions. The guidance from these updates became effective for the Company in fiscal year 2014. Adoption of this guidance did not have an impact on the Company's financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires reclassification adjustments for items that are reclassified from accumulated other comprehensive income to net income be presented on the financial statements or in a note to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. As such, ASU 2013-02 became effective October 1, 2013, for the Company and is applied prospectively. The adoption of this updated authoritative guidance resulted in an additional footnote disclosure but had no effect on our financial condition, results of operations, or cash flows.

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

On March 12, 2012, the Company purchased an additional 5% of the share capital of m2k-laser GmbH through Rofin-Sinar Laser GmbH ("RSL") under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. On November 18, 2013, the Company purchased the remaining 10% of the share capital. As a result of those share purchases, the Company currently holds 100% of the share capital of m2k-laser GmbH.

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

Effective December 20, 2013, the Company acquired the remaining 12% of the common stock of Rofin-Baasel Japan Corp.. The Company currently holds 100% of the share capital of Rofin-Baasel Japan Corp..

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

December 31, 2013	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$129,533	$129,533	$—	$—
Short-term investments	15,029	15,029	—	—
Derivatives	(8)	—	(8)	—
Total assets and liabilities at fair value	$144,554	$144,562	$(8)	$—

September 30, 2013	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$133,733	$133,733	$—	$—
Short-term investments	3,244	3,244	—	—
Derivatives	(126)	—	(126)	—
Non-current auction rate securities	1,900	—	—	1,900
Other long term assets	250	—	250	—
Total assets and liabilities at fair value	$139,001	$136,977	$124	$1,900

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2013	$1,900
Settlements	(1,900)
December 31, 2013	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	December 31, 2013	September 30, 2013
Finished goods	$28,446	$30,177
Work in progress	43,862	43,870
Raw materials and supplies	72,835	71,367
Demo inventory	21,148	20,691
Service parts	33,341	32,355
Total inventories	$199,632	$198,460

Net inventory is net of provisions for excess and obsolete inventory of $29,500 and $28,592 at December 31, 2013, and September 30, 2013, respectively.

6.	Long-Term Investments

Long-term investments represented auction rate securities which were variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days.  Auction rate securities have rate resets through a modified Dutch auction, at predetermined short-term intervals, usually every 7, 28, 35, or 49 days.  The securities trade at par, and are callable at par on any payment date at the option of the issuer. Investment earnings paid during a given period are based upon the reset rate determined during the prior auction.

Through sales for cash, at par value, the Company eliminated its holdings of auction rate securities as of December 31, 2013.   Although the Company believed these investments would become liquid within twelve months, it was uncertain what impact the economic environment would have had on this position and therefore, they had been classified as long-term assets on the consolidated balance sheet as of September 30, 2013.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2013, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2013	$43,683	$13,297	$47,424	$104,404
Currency translation differences	650	49	380	1,079
Balance as of December 31, 2013	$44,333	$13,346	$47,804	$105,483

The carrying values of other intangible assets are as follows:

	December 31, 2013		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,884	$8,492	$10,764	$8,270
Customer base	19,357	17,081	19,084	16,778
Other	22,651	16,966	22,389	16,515
Total	$52,892	$42,539	$52,237	$41,563

Amortization expense for each of the three-month periods ended December 31, 2013 and 2012, was $0.7 million and $0.6 million, respectively. At December 31, 2013, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2014 and the next five fiscal years based on the average exchange rates as of December 31, 2013, is as follows:

2014 (remainder)	1,928
2015	2,441
2016	1,413
2017	1,264
2018	617
2019	496

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31, 2013	September 30, 2013
Employee compensation	$16,414	$23,402
Warranty reserves	11,308	12,301
Other taxes payable	255	320
Customer deposits	18,628	16,242
Other	20,455	22,323
Total accrued liabilities	$67,060	$74,588

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of December 31, 2013, the Company's gross unrecognized tax benefits totaled $0.5 million which includes less than $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for tax years through 2006. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for tax years before 2008.

10.	Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized.  The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The changes in warranty reserve for the three-month periods ended December 31, 2013 and 2012, are as follows:

	2013	2012
Balance at September 30,	$12,301	$11,894
Additional accruals for warranties during the period	1,045	781
Usage during the period	(2,175)	(530)
Currency translation	137	172
Balance at December 31,	$11,308	$12,317

11.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three-month period ended December 31, 2013, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2013	(5,449)	17,091	(109)	11,533
Other comprehensive income (loss) before reclassifications	—	5,791	(2)	5,789
Amounts reclassified from accumulated other comprehensive income (loss)	29	—	—	29
Balance at December 31, 2013	$(5,420)	$22,882	$(111)	$17,351

The reclassifications out of Accumulated Other Comprehensive Income for the three-month period ended December 31, 2013, is as follows:

Three Months Ended December 31, 2013
Unamortized loss on defined benefit pension plans
Amortization	46
Tax effects	(17)
Total reclassification for the period	$29

12.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2013 or through the first three months of fiscal year 2014.  Non-qualified stock options were granted to officers and other key employees in the first quarter of fiscal year 2014 and during the second quarter of fiscal year 2013.  During the three-month periods ended December 31, 2013 and 2012, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  The following assumptions were used in these calculations:

	November 2013 Grants	March 2013 Grants
Weighted average grant date fair value	$11.72	$12.42
Expected life	5.40 years	5 years
Volatility	50.55%	49.64%
Risk-free interest rate	1.48%	0.98%
Dividend yield	—%	—%

The Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of outstanding options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three months ended December 31, 2013, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2013	3,238,700	$26	9/10	5.24 years
Granted	342,500	$25	1/5
Exercised	(35,200)	$16	4/8
Forfeited	(3,700)	$27	2/3
Outstanding at December 31, 2013	3,542,300	$26	8/10	5.50 years	$8.48
Exercisable at December 31, 2013	2,163,900	$26	8/10	3.63 years	$6.33

As of December 31, 2013, there were $13.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.66 years.

During the three-month period ended December 31, 2013 and 2012, the following activity occurred under the Incentive Stock Plan:

	Three months ended December 31,
	2013	2012
Total intrinsic value of stock options exercised	$313	$333
Cash received from stock option exercises	$580	$102

13.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three months ended December 31,
	2013	2012
Weighted number of shares for basic earnings per common share	28,147,538	28,090,942
Potential additional shares due to outstanding dilutive stock options	187,372	156,923
Weighted number of shares for diluted earnings per common share	28,334,910	28,247,865

The weighted average diluted shares outstanding for the three months ended December 31, 2013 and 2012, excludes the dilutive effect of approximately 2.9 million and 2.3 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

14.	Defined Benefit Plans

Components of net periodic cost were as follows for the three-month period ended December 31, 2013 and 2012:

	Three months ended December 31,
	2013	2012
Service cost	$245	$280
Interest cost	334	314
Expected return on plan assets	(167)	(153)
Amortization of prior net loss	19	13
Amortization of prior service cost	28	78
Net periodic pension cost	$459	$532

15.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	December 31, 2013	September 30, 2013
ASSETS
North America	$237,222	$243,215
Germany	450,281	445,568
Other	348,147	340,677
Intercompany eliminations	(336,871)	(329,550)
	$698,779	$699,910

	December 31, 2013	September 30, 2013
PROPERTY AND EQUIPMENT, NET
North America	$17,385	$17,856
Germany	48,811	48,256
Other	21,186	21,132
Intercompany eliminations	(292)	(332)
	$87,090	$86,912

	Three months ended December 31,
	2013	2012
NET SALES
North America	$32,755	$37,103
Germany	76,172	90,614
Other	63,522	69,728
Intercompany eliminations	(51,260)	(55,212)
	$121,189	$142,233
INTERCOMPANY SALES
North America	$2,257	$3,923
Germany	34,057	35,833
Other	14,946	15,456
Intercompany eliminations	(51,260)	(55,212)
	$—	$—
EXTERNAL SALES
North America	$30,498	$33,180
Germany	42,115	54,781
Other	48,576	54,272
	$121,189	$142,233

INCOME BEFORE INCOME TAX
North America	$18	$1,591
Germany	(1,605)	4,657
Other	6,109	5,389
Intercompany eliminations	(1,037)	1,324
	$3,485	$12,961

16.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

	Three months ended December 31,
	2013	2012
Macro applications	$49,086	$48,442
Marking and micro applications	55,976	76,986
Components	16,127	16,805
	$121,189	$142,233

17.	Subsequent Events

On February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").  Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "anticipate", "estimate", "plan" or "continue" or other words or terms of similar meaning.  These forward-looking statements are based on the current plans, expectations, and assumptions of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, including by way of example those risk factors discussed under the sections entitled "Risk Factors" in Item 1A of the Company's Annual Report for the year ended September 30, 2013, as well as future results of operations and financial condition. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

During the first quarter of fiscal years 2014 and 2013, we realized approximately 41% and 34% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 46% and 54%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 13% and 12%, respectively, from the sale of components.

We realized a lower level of sales for the first quarter of fiscal year 2014, as expected. However, our order entry was significantly better, which resulted in an ending backlog of $137.4 million, representing an increase of 16% compared to September 30, 2013. We experienced strong sales in the first quarter for our CO2 and fiber laser products to the machine tool industry, while sales to the automotive, electronics, and solar industries softened. Increased order entry in Europe offset a decrease in demand in Asia, whereas North America continued to place orders at the same levels. Asian business will be heavily dependent on China's ability to maintain the current growth rate of the economy. However, management believes that the Company's solid backlog, combined with new product introductions in the short pulse technology space, will help to deliver reasonable second quarter results.

 At December 31, 2013, the Company had 2,270 employees compared to 2,233 employees at December 31, 2012.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three months ended December 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of goods sold	65.9%	64.7%
Gross profit	34.1%	35.3%
Selling, general and administrative expenses	21.0%	17.7%
Research and development expenses	9.5%	7.7%
Amortization expenses	0.6%	0.4%
Income from operations	3.0%	9.4%
Income before income taxes	2.9%	9.1%
Net income attributable to RSTI	1.8%	6.3%

Net Sales - Net sales of $121.2 million represent a decrease of $21.0 million, or 15%, for the three-month period ended December 31, 2013, as compared to the corresponding period in fiscal year 2013. The decrease for the three months ended December 31, 2013, resulted from a net sales decrease of $19.0 million, or 17%, in Europe and Asia, and a decrease of $2.0 million, or 8%, in North America, compared to the corresponding period in fiscal year 2013. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $2.0 million for the three-month period ended December 31, 2013.

Net sales of laser products for macro applications increased by $0.7 million, or 1%, to $49.1 million for the three-month period ended December 31, 2013, as compared to the corresponding period of fiscal year 2013. The increase was mainly attributable to the higher demand for our lasers for macro applications in the machine tool industry.

Net sales of lasers for marking and micro applications decreased by $21.0 million, or 27%, to $56.0 million for the three-month period ended December 31, 2013, mainly due to virtually no sales to the solar industry and lower demand from the consumer electronics industry which was offset by the flexible packaging and semiconductor industries.

Revenues for the components business decreased by $0.7 million, or 4%, to $16.1 million for the three-month period ended December 31, 2013, mainly attributable to weaker demand for laser diodes and fiber-related components.

Gross Profit - Our gross profit of $41.3 million for the three-month period ended December 31, 2013, represents a decrease of $8.8 million, or 18%, from the corresponding period of fiscal year 2013. As a percentage of sales, gross profit decreased from 35% to 34% for the three-month period ended December 31, 2013, as compared to the corresponding period in fiscal year 2013. The change is mainly due to an unfavorable product mix and lower service and spare parts revenue. Gross profit was unfavorably affected by $0.2 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, in the three-month period ended December 31, 2013.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $25.4 million for the three-month period ended December 31, 2013, represents an increase of $0.2 million, or 1%, from the corresponding period of fiscal year 2013. The increase in SG&A expenses for the three-month period is mainly a result of foreign currency exchange rate fluctuations offset by a decrease in commissions and in the allowance for bad debts resulting from the lower revenue level. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.5 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro, for the three-month period ended December 31, 2013. As a percentage of net sales, SG&A expenses increased from 18% to 21% for the three-month period ended

December 31, 2013, as compared to the corresponding prior year period, due to the lower level of business.

Research and Development - The Company spent net $11.5 million on research and development ("R&D") during the three-month period ended December 31, 2013, which represents an increase of $0.5 million, or 5%, from the corresponding period of fiscal year 2013. Gross R&D expenses for the three-month periods ended December 31, 2013 and 2012, were $12.0 million and $11.3 million, respectively, and were reduced by $0.5 million and $0.4 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.4 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro, for the three-month period ended December 31, 2013.

Amortization Expense - Amortization expense for the three-month period ended December 31, 2013, amounted to $0.7 million. This represents an increase of $0.1 million for the three-month period when compared to the same period of fiscal year 2013.

Other (Income) Expense -  Net other expense of $0.2 million for the three-month period ended December 31, 2013, represents a decrease of $0.2 million compared to net other expense of $0.4 million for the corresponding period of the prior year. Net interest expense, within this category, includes $0.4 million of interest expense offset by $0.1 million of interest income for the three months ended December 31, 2013. The decrease in net foreign currency expense in the three-month period ended December 31, 2013, is due to higher net exchange gains in the current period compared to the corresponding period in fiscal year 2013.

Income Tax Expense - Income tax expense of $1.2 million for the three-month period ended December 31, 2013, represents an effective tax rate of 35%, compared to 31% for the corresponding period of fiscal year 2013. The increase in the effective tax rate is mainly due to the generation of taxable income in countries with higher tax rates and an enacted tax rate change in Finland. Income tax expense, a significant portion of which is incurred in foreign currencies, was not significantly affected by the weakening of the U.S. dollar against foreign currencies during the three-month period ended December 31, 2013.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $2.2 million for the three-month period ended December 31, 2013, which represents a decrease of $6.7 million, or 75%, from the corresponding period in fiscal year 2013. Net income attributable to RSTI was unfavorably affected by $1.2 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, in the three-month period ended December 31, 2013. For the three-month period ended December 31, 2013, both the basic and diluted earnings per common share calculation equaled $0.08, based upon a weighted average of 28.1 million and 28.3 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.32, based upon a weighted average of 28.1 million and 28.2 million shares of common stock outstanding for the corresponding period of fiscal year 2013.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2013, were cash and cash equivalents of $129.5 million, short-term investments of $15.0 million, short-term credit lines of $67.5 million and long-term credit lines of $16.5 million.  As of December 31, 2013, $2.9 million was outstanding under the short-term lines of credit and $2.5 million was used for bank guarantees under these lines of credit, leaving $62.1 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $21.5 million, of which $8.6 million was used. Therefore, $75.0 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at December 31, 2013.  At such date, the entire amount of our long-term lines of credit was fully drawn and $1.7 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At December 31, 2013, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $4.2 million during the three-month period ended December 31, 2013.  Approximately $5.1 million in cash and cash equivalents were provided by operating activities, mainly as the result of a decrease in trade accounts receivables, net income generated for the three-month period ended December 31, 2013, and changes in non-cash transactions (depreciation and stock-based compensation expense), partially offset by a decrease of other accrued liabilities and pension obligations and a decrease of accounts payable.

Net cash used in investing activities totaled $11.5 million for the three-month period ended December 31, 2013, and was primarily related to net purchases of short-term investments and to additions to property and equipment.

Net cash provided by financing activities totaled $1.1 million for the three-month period ended December 31, 2013, and was primarily related to the borrowing from banks and by the issuance of common stock from option exercises, partially offset by the repayments of bank debts and by purchases of non-controlling interests in our Japanese subsidiary.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of December 31, 2013, $121.9 million of the total $144.6 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $22.7 million held by our US subsidiaries. As of that date, $15.3 million was owed by our non-US subsidiaries and $4.0 million was owed by our US subsidiaries from the total indebtedness amounting to $19.3 million. We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities.  In addition, our US subsidiaries had $20.0 million in available and unused lines of credit at December 31, 2013. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2013, and has not entered into any further material contractual obligations since that date.

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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $22.9 million at December 31, 2013, as compared to $17.1 million at September 30, 2013.

Critical Accounting Policies

Our significant accounting policies are more fully described in Part 2, Item 8, Note 1 of our consolidated financial statements in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2013.  Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended December 31, 2013, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At December 31, 2013, the Company maintained cash equivalents and short-term investments of $144.6 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At December 31, 2013, the Company had $1.6 million of variable rate debt on which the interest rate is reset every three months, $3.9 million of variable rate debt on which the interest rate is reset every six months, $1.9 million of variable rate debt on which the interest rate is reset every twelve months, and $11.9 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2014	4.3	million
2015	1.8	million
2016	4.5	million
2017	5.1	million
2018	1.3	million
2019 and thereafter	2.3	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into two interest rate swap agreements to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. One swap agreement is for a total notional amounts of Euro 1.2 million (equivalent to $1.6 million based on the exchange rate at December 31, 2013) and the other is for a total notional amount of Swiss francs 3.5 million (equivalent to $3.9 million based on the exchange rates at December 31, 2013).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At December 31, 2013, the Company held Japanese yen forward exchange options with notional amount of Euro 2.7 million and $1.0 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from a $0.6 million profit to a $0.4 million loss.

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

Item 1A. Risk Factors

For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2013.  See also "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

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

Rofin-Sinar Technologies Inc.
(Registrant)

Date: February 10, 2014	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer