Form 10-Q
period 2014-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2014-05-12
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

28,034,456 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 9, 2014.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	March 31, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$155,080	$133,733
Short-term investments (Note 4)	515	3,244
Accounts receivable, net of allowance for doubtful accounts $2,975 and $3,423, respectively	96,374	110,665
Inventories, net (Note 5)	205,366	198,460
Other current assets and prepaid expenses	35,449	35,190
Total current assets	492,784	481,292
Long-term investments (Notes 4 & 6)	—	1,900
Property and equipment, net	85,238	86,912
Goodwill (Note 7)	105,579	104,404
Other intangibles, net (Note 7)	9,546	10,674
Other assets	17,677	14,728
Total assets	$710,824	$699,910
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$9,308	$3,709
Accounts payable, trade	26,248	24,596
Accounts payable to related party	443	331
Income tax payable	1,398	5,290
Accrued liabilities (Note 8)	68,487	74,588
Total current liabilities	105,884	108,514
Long-term debt	13,275	14,913
Pension obligations	25,303	24,070
Other long-term liabilities	11,668	8,995
Total liabilities	156,130	156,492
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,867,950 shares issued at March 31, 2014 and 32,725,950 shares issued at September 30, 2013	329	327
Additional paid-in capital	232,746	228,124
Retained earnings	469,507	462,808
Accumulated other comprehensive income (loss) (Note 11)	17,402	11,533
Treasury stock, at cost, 4,843,394 shares at March 31, 2014 and 4,601,681 shares at September 30, 2013	(168,619)	(163,026)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	551,365	539,766
Non-controlling interest in subsidiaries	3,329	3,652
Total equity	554,694	543,418
Total liabilities and equity	$710,824	$699,910
See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended March 31, 2014 and 2013
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	$128,589	$131,146	$249,778	$273,379
Cost of goods sold	82,253	84,334	162,134	176,421
Gross profit	46,336	46,812	87,644	96,958

Selling, general, and administrative expenses	27,728	25,859	53,121	51,051
Research and development expenses	11,559	11,634	23,099	22,585
Amortization expense	664	626	1,355	1,255
Income from operations	6,385	8,693	10,069	22,067

Other (income) expense
Interest income	(134)	(134)	(258)	(300)
Interest expense	101	178	512	345
Foreign currency (income) expense	798	(1,471)	959	(998)
Other income	(988)	(81)	(1,237)	(142)
Income before income tax	6,608	10,201	10,093	23,162
Income tax expense	2,113	2,867	3,347	6,843
Net income	4,495	7,334	6,746	16,319
Less: Net income attributable to the noncontrolling interest	6	(26)	47	61
Net income attributable to RSTI	$4,489	$7,360	$6,699	$16,258

Net income attributable to RSTI per share:
Per share of common stock basic	$0.16	$0.26	$0.24	$0.58
Per share of common stock diluted	$0.16	$0.26	$0.24	$0.57

Weighted-average shares used in computing earnings per share (Note 13)
Basic	28,116,693	28,182,638	28,132,038	28,136,112
Diluted	28,272,005	28,424,420	28,301,366	28,341,141

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Periods Ended March 31, 2014 and 2013
(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income	$4,495	$7,334	$6,746	$16,319
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $8, $11, $8 and $13	23	37	21	41
Foreign currency translation adjustments	(2)	(10,292)	5,789	(4,503)
Defined benefit pension plans, net of tax of $17, $34, $34 and $67	30	57	59	114
Other comprehensive income (loss), net of tax	$51	$(10,198)	$5,869	$(4,348)
Total comprehensive income (loss)	$4,546	$(2,864)	$12,615	$11,971
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	6	(26)	47	61
Total comprehensive income (loss) attributable to RSTI	$4,540	$(2,838)	$12,568	$11,910

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six Months Ended March 31, 2014 and 2013
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest in Subsidiaries	Total Equity
BALANCES at September 30, 2012	$325	$223,339	$428,053	$(4,236)	$(158,904)	$488,577	$5,342	$493,919
Total comprehensive income (loss)			16,258	(4,348)	—	11,910	61	11,971
Purchase of non-controlling interest	—	(2,332)	—	—	—	(2,332)	(1,952)	(4,284)
Common stock issued in connection with Stock Incentive Plans	2	4,670	—	—	—	4,672	—	4,672
BALANCES at March 31, 2013	$327	$225,677	$444,311	$(8,584)	$(158,904)	$502,827	$3,451	$506,278

BALANCES at September 30, 2013	$327	$228,124	$462,808	$11,533	$(163,026)	$539,766	$3,652	$543,418
Total comprehensive income (loss)			6,699	5,869	—	12,568	47	12,615
Purchase of non-controlling interest	—	—	—	—	—	—	(370)	(370)
Common stock issued in connection with Stock Incentive Plans	2	4,622	—	—	—	4,624	—	4,624
Purchases of treasury stock	—	—	—	—	(5,593)	(5,593)	—	(5,593)
BALANCES at March 31, 2014	$329	$232,746	$469,507	$17,402	$(168,619)	$551,365	$3,329	$554,694

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2014 and 2013
(dollars in thousands)

	Six Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,746	$16,319
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	8,324	7,567
Stock-based compensation expenses	2,193	2,022
Other adjustments	(1,771)	(211)
Change in operating assets and liabilities:
Accounts receivable, trade	15,401	2,964
Inventories	(4,834)	(968)
Accounts payable	1,372	421
Changes in other operating assets and liabilities	(9,006)	343
Net cash provided by (used in) operating activities	18,425	28,457
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	150	73
Additions to property and equipment	(4,247)	(8,171)
Purchases of short-term investments	(14,876)	(6,778)
Sales of short-term and long-term investments	19,546	2,225
Net cash provided by (used in) investing activities	573	(12,651)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	20,333	6,672
Repayments to banks	(15,468)	(14,520)
Purchase of non-controlling interests	(234)	(4,262)
Purchases of treasury stock	(5,593)	—
Excess tax benefit from stock options	—	1
Issuance of common stock	2,138	2,404
Net cash provided by (used in) financing activities	1,176	(9,705)
Effect of foreign currency translation on cash	1,173	(930)

Net increase (decrease) in cash and cash equivalents	21,347	5,171
Cash and cash equivalents at beginning of period	133,733	98,735
Cash and cash equivalents at end of period	$155,080	$103,906

Cash paid for interest	$168	$310
Cash paid for taxes	$7,379	$9,558

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

On November 18, 2013, the Company purchased the remaining 10% of the share capital of m2k-laser GmbH through Rofin-Sinar Laser GmbH ("RSL") under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result, the Company currently holds 100% of the share capital of m2k-laser GmbH.

Effective December 20, 2013, the Company acquired the remaining 12% of the common stock of Rofin-Baasel Japan Corp.. The Company currently holds 100% of the share capital of Rofin-Baasel Japan Corp.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

March 31, 2014	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$155,080	$155,080	$—	$—
Short-term investments	515	515	—	—
Derivatives	(115)	—	(115)	—
Other long-term assets	250	—	250	—
Total assets and liabilities at fair value	$155,730	$155,595	$135	$—

September 30, 2013	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$133,733	$133,733	$—	$—
Short-term investments	3,244	3,244	—	—
Derivatives	(126)	—	(126)	—
Non-current auction rate securities	1,900	—	—	1,900
Other long-term assets	250	—	250	—
Total assets and liabilities at fair value	$139,001	$136,977	$124	$1,900

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2013	$1,900
Settlements	(1,900)
March 31, 2014	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	March 31, 2014	September 30, 2013
Finished goods	$31,772	$30,177
Work in progress	47,351	43,870
Raw materials and supplies	71,885	71,367
Demo inventory	20,522	20,691
Service parts	33,836	32,355
Total inventories	$205,366	$198,460

Net inventory is net of provisions for excess and obsolete inventory of $30,543 and $28,592 at March 31, 2014, and September 30, 2013, respectively.

6.	Long-Term Investments

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

Through sales for cash, at par value, the Company eliminated its holdings of auction rate securities as of March 31, 2014. Although the Company believed these investments would become liquid within twelve months, it was uncertain what impact the economic environment would have had on this position and therefore, they had been classified as long-term assets on the consolidated balance sheet as of September 30, 2013.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2014, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2013	$43,683	$13,297	$47,424	$104,404
Currency translation differences	684	51	440	1,175
Balance as of March 31, 2014	$44,367	$13,348	$47,864	$105,579

The carrying values of other intangible assets are as follows:

	March 31, 2014		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$10,853	$8,798	$10,764	$8,270
Customer base	19,370	17,261	19,084	16,778
Other	22,669	17,287	22,389	16,515
Total	$52,892	$43,346	$52,237	$41,563

Amortization expense for each of the six-month periods ended March 31, 2014 and 2013 was $1,355 and $1,255, respectively. At March 31, 2014, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2014 and the next five fiscal years based on the average exchange rates as of March 31, 2014, is as follows:

2014 (remainder)	1,264
2015	2,441
2016	1,413
2017	1,264
2018	614
2019	498

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2014	September 30, 2013
Employee compensation	$19,438	$23,402
Warranty reserves	11,296	12,301
Other taxes payable	230	320
Customer deposits	18,074	16,242
Other	19,449	22,323
Total accrued liabilities	$68,487	$74,588

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of March 31, 2014, the Company's gross unrecognized tax benefits totaled $0.5 million which includes less than $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The changes in warranty reserve for the six-month periods ended March 31, 2014 and 2013, are as follows:

	2014	2013
Balance at September 30,	$12,301	$11,894
Additional accruals for warranties during the period	2,509	2,229
Usage during the period	(3,668)	(1,934)
Currency translation	154	(114)
Balance at March 31,	$11,296	$12,075

11.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three months ended March 31, 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at December 31, 2013	$(5,420)	$22,882	$(111)	$17,351
Other comprehensive income (loss) before reclassifications	—	(2)	23	21
Amounts reclassified from accumulated other comprehensive income (loss)	30	—	—	30
Balance at March 31, 2014	$(5,390)	$22,880	$(88)	$17,402

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the six months ended March 31, 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2013	$(5,449)	$17,091	$(109)	$11,533
Other comprehensive income (loss) before reclassifications	—	5,789	21	5,810
Amounts reclassified from accumulated other comprehensive income (loss)	59	—	—	59
Balance at March 31, 2014	$(5,390)	$22,880	$(88)	$17,402

The reclassifications out of Accumulated Other Comprehensive Income for the three and six month periods ended March 31, 2014, are as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
Unamortized loss on defined benefit pension plans
Amortization	$47	$93
Tax effects	(17)	(34)
Total reclassification for the period	$30	$59

12.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2013 or through the first six months of fiscal year 2014.  Non-qualified stock options were granted to officers and other key employees in the first quarter of fiscal year 2014 and during the second quarter of fiscal year 2013.  During the six-month periods ended March 31, 2014 and 2013, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

The balance of outstanding stock options and all options activity at and for the six months ended March 31, 2014, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2013	3,238,700	$26	9/10	5.24 years
Granted	342,500	$25	1/5
Exercised	(130,000)	$16	4/8
Forfeited	(4,300)	$28	1/4
Outstanding at March 31, 2014	3,446,900	$27	1/10	5.39 years	$3.78
Exercisable at March 31, 2014	2,401,050	$27	1/10	4.02 years	$3.71

As of March 31, 2014, there were $12.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.48 years.

During the three and six-month periods ended March 31, 2014 and 2013, the following activity occurred under the Incentive Stock Plan:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Total intrinsic value of stock options exercised	$704	$2,274	$1,017	$2,607
Cash received from stock option exercises	$1,558	$2,251	$2,138	$2,334

13.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Weighted number of shares for basic earnings per common share	28,116,693	28,182,638	28,132,038	28,136,112
Potential additional shares due to outstanding dilutive stock options	155,312	241,782	169,328	205,029
Weighted number of shares for diluted earnings per common share	28,272,005	28,424,420	28,301,366	28,341,141

The weighted average diluted shares outstanding for the six months ended March 31, 2014 and 2013, excludes the dilutive effect of approximately 2.9 million and 2.5 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

14.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and six-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Service cost	$245	$230	$490	$510
Interest cost	335	315	669	629
Expected return on plan assets	(167)	(153)	(334)	(306)
Amortization of prior net loss	28	13	56	25
Amortization of prior service cost	19	78	38	157
Net periodic pension cost	$460	$483	$919	$1,015

15.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	March 31, 2014	September 30, 2013
ASSETS
North America	$240,086	$243,215
Germany	459,819	445,568
Other	351,310	340,677
Intercompany eliminations	(340,391)	(329,550)
	$710,824	$699,910

	March 31, 2014	September 30, 2013
PROPERTY AND EQUIPMENT, NET
North America	$16,913	$17,856
Germany	47,536	48,256
Other	21,079	21,132
Intercompany eliminations	(290)	(332)
	$85,238	$86,912

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
NET SALES
North America	$35,722	$39,277	$68,477	$76,380
Germany	76,954	84,966	153,126	175,580
Other	68,905	63,103	132,427	132,831
Intercompany eliminations	(52,992)	(56,200)	(104,252)	(111,412)
	$128,589	$131,146	$249,778	$273,379
INTERCOMPANY SALES
North America	$3,844	$3,485	$6,101	$7,408
Germany	35,660	38,392	69,717	74,225
Other	13,488	14,323	28,434	29,779
Intercompany eliminations	(52,992)	(56,200)	(104,252)	(111,412)
	$—	$—	$—	$—
EXTERNAL SALES
North America	$31,878	$35,792	$62,376	$68,972
Germany	41,294	46,574	83,409	101,355
Other	55,417	48,780	103,993	103,052
	$128,589	$131,146	$249,778	$273,379

INCOME BEFORE INCOME TAX
North America	$2,256	$1,909	$2,274	$3,500
Germany	(745)	2,662	(2,350)	7,319
Other	5,507	6,115	11,616	11,504
Intercompany eliminations	(410)	(485)	(1,447)	839
	$6,608	$10,201	$10,093	$23,162

16.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product sales are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Macro applications	$46,772	$55,586	$95,858	$104,028
Marking and micro applications	65,907	59,089	121,883	136,075
Components	15,910	16,471	32,037	33,276
	$128,589	$131,146	$249,778	$273,379

17.	Treasury Stock

On February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the three months ended March 31, 2014, the Company purchased approximately 0.2 million shares of common stock, at an average price of $23.14, under the stock buyback program for a total price of $5.6 million.

18.	Subsequent Event

On April 10, 2014, the Company completed the acquisition of assets of FiLaser USA LLC. ("FiLaser") and subsidiaries. The transaction contains all intellectual property including trademarks, know-how, patents, and patent applications of FiLaser. FiLaser has developed advanced laser process technology used for precision cutting and drilling of brittle material including glass, sapphire, and semiconductor substrates. Its applications are found in the touch panel, LCD, cell phone display, LED, and semiconductor markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").  Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "anticipate", "estimate", "plan", "continue", or other words or terms of similar meaning.  These forward-looking statements are based on the current plans, expectations, and assumptions of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, including by way of example those risk factors discussed under the sections entitled "Risk Factors" in Item 1A of the Company's Annual Report for the year ended September 30, 2013, as well as future results of operations and financial condition. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Overview

Rofin-Sinar Technologies Inc. (herein also referred to as "RSTI", "Rofin-Sinar", "Rofin", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacturing and marketing of laser sources and laser-based system solutions for industrial material processing applications, which include primarily cutting, welding and marking a wide range of materials. The Company's product portfolio ranges from single laser-beam sources to highly complex systems, covering all of the key laser technologies such as CO2 lasers, fiber, solid-state and diode lasers, and the entire power spectrum, from single-digit watts up to multi-kilowatts, as well as a comprehensive spectrum of wavelengths or pulse durations. An extensive range of laser components completes the product portfolio. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer's production process, thus meeting a broad range of its customers' material processing requirements.

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

Rofin's sales approach in the laser-related business reflects the many different requirements of its customers throughout a multitude of industries, and is divided into three areas of core competence: Macro, Micro and Marking. The core of the Macro business section is high-powered laser sources, primarily used for cutting and welding as well as surface treatment applications. The Micro section concentrates on laser sources and laser-based system solutions that require less power output for micro-processing of materials. The Marking section specializes in innovative marking solutions on both organic and inorganic materials for many different industries. The activities in the components sector, which comprise diodes and diode laser components, power supplies, fibers and fiber beam deliveries as well as fiber laser components, round out the Company's business activities in the industrial laser market.

During the second quarter of fiscal years 2014 and 2013, we realized approximately 36% and 42% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 51% and 45%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 13% and 13%, respectively, from the sale of components.

The Company was able to achieve better than projected gross margin and results at the high end of its guidance during the reporting quarter. Sales in the macro business were affected by the softer business environment in Asia, especially in China to the machine tool industry, whereas sales in Europe for marking and micro applications have improved across the industries, with the exception of solar applications. Business in North America has not yet strengthened, mainly suffering from slowness in the medical device and automotive industries. The Company recently closed the acquisition of FiLaser's assets and is already seeing promising interest in this new technology for brittle material applications. The Company expects this to contribute to its sales towards the second half of calendar year 2014. In addition, the Company has experienced increased demand for its high-power laser products out of Asia towards the end of the quarter which should support third quarter sales.

 At March 31, 2014, the Company had 2,256 employees compared to 2,233 employees at March 31, 2013.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.0%	64.3%	64.9%	64.5%
Gross profit	36.0%	35.7%	35.1%	35.5%
Selling, general and administrative expenses	21.6%	19.7%	21.3%	18.7%
Research and development expenses	9.0%	8.9%	9.2%	8.3%
Amortization expenses	0.5%	0.5%	0.5%	0.5%
Income from operations	5.0%	6.6%	4.0%	8.1%
Income before income taxes	5.1%	7.8%	4.0%	8.5%
Net income attributable to RSTI	3.5%	5.6%	2.7%	5.9%

Net Sales - Net sales of $128.6 million and $249.8 million represent decreases of $2.6 million, or 2%, and $23.6 million, or 9%, for the three and six-month periods ended March 31, 2014, as compared to the corresponding periods in fiscal year 2013. The decrease for the three months ended March 31, 2014, resulted from a net sales increase of $2.3 million, or 2%, in Europe and Asia, offset by a decrease of $4.8 million, or 17%, in North America, compared to the corresponding period in fiscal year 2013. The decrease for the six months ended March 31, 2014, resulted from a net sales decrease of $16.8 million, or 8%, in Europe and Asia, and a decrease of $6.8 million, or 12%, in North America, compared to the corresponding period in fiscal year 2013. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $4.6 million for the six-month period ended March 31, 2014.

Net sales of laser products for macro applications decreased by $8.8 million, or 16%, to $46.8 million, and by $8.2 million, or 8%, to $95.9 million for the three and six-month periods ended March 31, 2014, as compared to the corresponding periods of fiscal year 2013. The decrease was mainly attributable to the lower demand for our lasers for macro applications in the machine tool and automotive industries, especially in Asia.

Net sales of lasers for marking and micro applications increased by $6.8 million, or 12%, to $65.9 million, for the three-month period ended March 31, 2014, and reflects higher demand from the electronics and automotive industries. Net sales of lasers for marking and micro applications decreased by $14.2 million, or 10%, to $121.9 million for the six-month period ended March 31, 2014, mainly due to virtually no sales to the solar industry and lower demand from the consumer electronics industry during the first quarter of fiscal year 2014.

Revenues for the components business decreased by $0.6 million, or 3%, to $15.9 million for the three-month period ended March 31, 2014. Revenues for the six-month period ended March 31, 2014, decreased by $1.2 million, or 4%, to $32.0 million compared to the corresponding period in fiscal year 2013, mainly attributable to weaker demand for laser diodes and fiber-related components.

Gross Profit - Our gross profit of $46.3 million for the three-month period ended March 31, 2014, represents a decrease of $0.5 million, or 1%, from the corresponding period of fiscal year 2013, and as a percentage of sales, remained consistent at 36%. Our gross profit of $87.6 million for the six-month period ended March 31, 2014, represents a decrease of $9.3 million, or 10%, from the corresponding period of fiscal year 2013. As a percentage of sales, gross profit for the six-month period ended March 31, 2014, decreased slightly to 35% due to an unfavorable product mix. Gross profit was not significantly affected by the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, in the six-month period ended March 31, 2014.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $27.7 million and $53.1 million for the three and six-month periods ended March 31, 2014, represents an increase of $1.8 million, or 7%, for the three-month period, and an increase of $2.1 million, or 4%, from the corresponding period of fiscal year 2013. The increase in SG&A expenses for the three-month period is mainly a result of foreign currency exchange rate fluctuations and an increase in commissions and accruals for labor costs. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.1 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro, for the six-month period ended March 31, 2014. As a percentage of net sales, SG&A expenses increased from 20% to 22% for the three-month period ended March 31, 2014, and increased from 19% to 21% for the six-month period ended March 31, 2014, as compared to the corresponding prior year period, due to higher exhibition costs.

Research and Development - The Company spent net $11.6 million and $23.1 million on research and development ("R&D") during the three and six-month periods ended March 31, 2014, which represents no change for the three-month period ended March 31, 2014 and an increase of $0.5 million, or 2%, for the six months ended March 31, 2014. Gross R&D expenses for the three-month periods ended March 31, 2014 and 2013, were $11.9 million and $12.0 million, respectively, and were reduced by $0.3 million and $0.4 million of government grants during each respective period. Gross R&D expenses for the six-month periods ended March 31, 2014 and 2013, were $23.9 million and $23.3 million, respectively, and were reduced by $ 0.8 million and $0.7 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably affected by $0.8 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro, for the six-month period ended March 31, 2014.

Amortization Expense - Amortization expense for the three and six-month periods ended March 31, 2014, amounted to $0.7 million and $1.4 million, respectively. This represents an increase of $0.1 million for both the three and six-month periods when compared to the same periods of fiscal year 2013.

Other (Income) Expense -  Net other income of $0.2 million for the three-month period ended March 31, 2014, represents a decrease of $1.3 million compared to a net other income of $1.5 million in the corresponding period of fiscal year 2013. Net other income of less than $0.1 million for the six-month period ended March 31, 2014, represents a decrease of $1.1 million compared to net other income of $1.1 million for the corresponding period of the prior year. During the three and six-month periods ending March 31, 2014, other income was increased by $1.0 million due to the partial forgiveness of a loan with the State of Connecticut related to investments and creation of new jobs. Net interest income, within this category, includes $0.1 million of interest expense offset by $0.1 million of interest income for the three months ended March 31, 2014. Net interest expense, within this category, includes $0.5 million of interest expense offset by $0.3 million of interest income for the six months ended March 31, 2014. The increase in net foreign currency expense in the six-month period ended March 31, 2014, is due to higher net exchange losses in the current period compared to the corresponding period in fiscal year 2013.

Income Tax Expense - Income tax expense of $2.1 million and $3.3 million for the three and six-month periods ended March 31, 2014, represents an effective tax rate of 32% and 33%, compared to 28% and 30% for the corresponding periods of fiscal year 2013. The increase in the effective tax rate is mainly due to the generation of taxable income in countries with higher tax rates, the utilization of tax losses in the prior year, and the expiration of enacted laws for research and development tax credits in the United States. Income tax expense, a significant portion of which is incurred in foreign currencies, was not significantly affected by the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, during the six-month period ended March 31, 2014.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $4.5 million and $6.7 million for the three and six-month periods ended March 31, 2014, which represents a decrease $2.9 million, or 39%, and a decrease of $9.6 million, or 59%, from the corresponding periods in fiscal year 2013. Net income attributable to RSTI was unfavorably affected by $2.0 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, in the six-month period ended March 31, 2014. For the three-month period ended March 31, 2014, both the basic and diluted earnings per common share calculation equaled $0.16 based upon a weighted average of 28.1 million and 28.3 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.26, based upon a weighted average of 28.2 million and 28.4 million shares of common stock outstanding for the corresponding period of fiscal year 2013.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2014, were cash and cash equivalents of $155.1 million, short-term investments of $0.5 million, short-term credit lines of $67.8 million and long-term credit lines of $14.9 million.  As of March 31, 2014, $7.7 million was outstanding under the short-term lines of credit and $1.0 million was used for bank guarantees under these lines of credit, leaving $59.1 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $15.4 million, of which $3.8 million was used. Therefore, $70.7 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at March 31, 2014.  At such date, the entire amount of our long-term lines of credit was fully drawn and $1.7 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At March 31, 2014, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $21.3 million during the six-month period ended March 31, 2014.  Approximately $18.4 million in cash and cash equivalents were provided by operating activities, mainly as the result of a decrease in trade accounts receivables, net income generated for the six-month period ended March 31, 2014, and changes in non-cash transactions (depreciation and stock-based compensation expense), partially offset by an increase of net inventories, a decrease of income taxes payable and a decrease of other accrued liabilities and pension obligations.

Net cash provided from investing activities totaled $0.6 million for the six-month period ended March 31, 2014, and was primarily related to net sale of short-term investments offset by additions to property and equipment.

Net cash provided by financing activities totaled $1.2 million for the six-month period ended March 31, 2014, and was primarily related to the borrowing from banks and by the issuance of common stock from option exercises, partially offset by the repayments of bank debts, purchase of treasury stock and in a minor extent by purchases of non-controlling interests in our Japanese subsidiary.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of March 31, 2014, $125.6 million of the total $155.6 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $30.0 million held by our US subsidiaries. As of that date, $14.6 million was owed by our non-US subsidiaries and $8.0 million was owed by our US subsidiaries from the total indebtedness amounting to $22.6 million. We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities.  In addition, our US subsidiaries had $15.0 million in available and unused lines of credit at March 31, 2014. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $22.9 million at March 31, 2014, as compared to $17.1 million at September 30, 2013.

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

Share-Based Payment

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee's requisite vesting period.  We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. The income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received.  Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement for all U.S.-based employees. Stock-based compensation expense related to non-US employees is treated as a permanent difference for income tax purposes.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2014, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At March 31, 2014, the Company maintained cash equivalents and short-term investments of $155.6 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At March 31, 2014, the Company had $1.4 million of variable rate debt on which the interest rate is reset every three months, $3.7 million of variable rate debt on which the interest rate is reset every six months, $1.9 million of variable rate debt on which the interest rate is reset every twelve months, and $15.6 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2014	8.8	million
2015	1.6	million
2016	4.3	million
2017	5.0	million
2018	1.2	million
2019 and thereafter	1.7	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into two interest rate swap agreements to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. One swap agreement is for a total notional amount of Euro 1.0 million (equivalent to $1.4 million based on the exchange rate at March 31, 2014) and the other is for a total notional amount of Swiss francs 3.3 million (equivalent to $3.7 million based on the exchange rates at March 31, 2014).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At March 31, 2014, the Company held Japanese yen forward exchange options with notional amounts of Euro 2.6 million and less than $ 0.1 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from a $0.4 million profit to a $0.4 million loss.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the second quarter, the Company repurchased shares of common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2014 through February 28, 2014	75,500	$21.84	75,500	$ 23.4 million
March 1, 2014 through March 31, 2014	166,213	$23.73	241,713	$ 19.4 million
Total / Average	241,713	23.14

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

     Not applicable

Item 5.   Other Information

None

 Item 6.   Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* The Exhibits 101 are filed with the SEC only.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rofin-Sinar Technologies Inc.
(Registrant)

Date: May 12, 2014	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer