Form 10-Q
period 2014-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2014-08-11
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

28,008,966 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 8, 2014.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2014	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$133,017	$133,733
Short-term investments (Note 4)	11,636	3,244
Accounts receivable, net of allowance for doubtful accounts $3,177 and $3,423, respectively	102,725	110,665
Inventories, net (Note 5)	205,962	198,460
Other current assets and prepaid expenses	36,756	35,190
Total current assets	490,096	481,292
Long-term investments (Notes 4 & 6)		1,900
Property and equipment, net	83,256	86,912
Goodwill (Note 7)	105,170	104,404
Other intangibles, net (Note 7)	16,761	10,674
Other assets	18,296	14,728
Total assets	$713,579	$699,910
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$9,390	$3,709
Accounts payable, trade	23,695	24,596
Accounts payable to related party	443	331
Income tax payable	3,271	5,290
Accrued liabilities (Note 8)	69,737	74,588
Total current liabilities	106,536	108,514
Long-term debt	12,916	14,913
Pension obligations	25,527	24,070
Other long-term liabilities	13,629	8,995
Total liabilities	158,608	156,492
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,877,850 shares issued at June 30, 2014, and 32,725,950 shares issued at September 30, 2013	329	327
Additional paid-in capital	231,637	228,124
Retained earnings	476,003	462,808
Accumulated other comprehensive income (Note 11)	15,350	11,533
Treasury stock, at cost, 4,871,884 shares at June 30, 2014, and 4,601,681 shares at September 30, 2013	(169,262)	(163,026)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	554,057	539,766
Non-controlling interest in subsidiaries	914	3,652
Total equity	554,971	543,418
Total liabilities and equity	$713,579	$699,910
See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended June 30, 2014 and 2013
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$134,289	$139,097	$384,067	$412,476
Cost of goods sold	87,613	89,765	249,747	266,186
Gross profit	46,676	49,332	134,320	146,290

Selling, general, and administrative expenses	25,848	26,544	78,969	77,595
Research and development expenses	11,344	10,456	34,443	33,041
Amortization expense	760	631	2,115	1,886
Income from operations	8,724	11,701	18,793	33,768

Other (income) expense
Interest income	(102)	(88)	(360)	(388)
Interest expense	102	129	614	473
Foreign currency (income) expense	(462)	(82)	496	(1,081)
Other income	(182)	(277)	(1,418)	(417)
Income before income tax	9,368	12,019	19,461	35,181
Income tax expense	2,929	3,256	6,276	10,099
Net income	6,439	8,763	13,185	25,082
Less: Net income (loss) attributable to the noncontrolling interest	(57)	61	(10)	122
Net income attributable to RSTI	$6,496	$8,702	$13,195	$24,960

Net income attributable to RSTI per share:
Per share of common stock basic	$0.23	$0.31	$0.47	$0.89
Per share of common stock diluted	$0.23	$0.31	$0.47	$0.88

Weighted-average shares used in computing earnings per share (Note 13)
Basic	28,019,504	28,283,840	28,094,443	28,185,536
Diluted	28,156,237	28,485,029	28,251,273	28,396,559

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Periods Ended June 30, 2014 and 2013
(dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net income	$6,439	$8,763	$13,185	$25,082
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $0, $6, $8 and $19	2	18	23	59
Foreign currency translation adjustments	(2,083)	5,251	3,706	748
Defined benefit pension plans, net of tax of $18, $33, $52, and $100	29	58	88	172
Other comprehensive income (loss), net of tax	$(2,052)	$5,327	$3,817	$979
Total comprehensive income	$4,387	$14,090	$17,002	$26,061
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	(57)	61	(10)	122
Total comprehensive income attributable to RSTI	$4,444	$14,029	$17,012	$25,939

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended June 30, 2014 and 2013
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest in Subsidiaries	Total Equity
BALANCES at September 30, 2012	$325	$223,339	$428,053	$(4,236)	$(158,904)	$488,577	$5,342	$493,919
Total comprehensive income			24,960	979	—	25,939	122	26,061
Purchase of non-controlling interest	—	(2,332)	—	—	—	(2,332)	(1,952)	(4,284)
Common stock issued in connection with Stock Incentive Plans	2	6,159	—	—	—	6,161	—	6,161
BALANCES at June 30, 2013	$327	$227,166	$453,013	$(3,257)	$(158,904)	$518,345	$3,512	$521,857

BALANCES at September 30, 2013	$327	$228,124	$462,808	$11,533	$(163,026)	$539,766	$3,652	$543,418
Total comprehensive income (loss)			13,195	3,817	—	17,012	(10)	17,002
Purchase of non-controlling interest	—	(2,302)	—	—	—	(2,302)	(2,728)	(5,030)
Common stock issued in connection with Stock Incentive Plans	2	5,815	—	—	—	5,817	—	5,817
Purchases of treasury stock	—	—	—	—	(6,236)	(6,236)	—	(6,236)
BALANCES at June 30, 2014	$329	$231,637	$476,003	$15,350	$(169,262)	$554,057	$914	$554,971

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2014 and 2013
(dollars in thousands)

	Nine Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,185	$25,082
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	12,763	11,304
Stock-based compensation expenses	3,232	2,970
Other adjustments	(2,074)	1,091
Change in operating assets and liabilities:
Accounts receivable, trade	8,306	(3,449)
Inventories	(6,404)	(587)
Accounts payable	(1,076)	(532)
Changes in other operating assets and liabilities	(7,080)	(375)
Net cash provided by operating activities	20,852	35,504
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	201	88
Additions to property and equipment	(6,325)	(12,318)
Purchases of short-term investments	(25,771)	(6,334)
Sales of short-term and long-term investments	19,692	3,255
Acquisition of intellectual property and other assets	(5,891)	—
Net cash used in investing activities	(18,094)	(15,309)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	33,733	19,423
Repayments to banks	(29,091)	(23,763)
Purchase of non-controlling interests	(4,911)	(4,262)
Purchases of treasury stock	(6,236)	—
Excess tax benefit from stock options	—	2
Issuance of common stock	2,293	2,945
Net cash used in financing activities	(4,212)	(5,655)
Effect of foreign currency translation on cash	738	12

Net increase (decrease) in cash and cash equivalents	(716)	14,552
Cash and cash equivalents at beginning of period	133,733	98,735
Cash and cash equivalents at end of period	$133,017	$113,287

Cash paid for interest	$239	$463
Cash paid for taxes	$8,295	$14,942

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

In May 2014, the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company as of October 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Acquisitions

Effective December 20, 2012, the Company acquired the remaining 20% of the common stock of ROFIN-BAASEL China Co., Ltd. through its wholly-owned subsidiary ROFIN-SINAR Laser GmbH ("RSL"). The Company currently holds 100% of the share capital of ROFIN-BAASEL China Co., Ltd.

Effective January 8, 2013, the Company acquired the remaining 20% of the common stock of Nanjing Eastern Technologies Company, Ltd. The Company currently holds 100% of the share capital of Nanjing Eastern Technologies Company, Ltd.

On November 18, 2013, the Company purchased the remaining 10% of the share capital of m2k-laser GmbH through its wholly-owned subsidiary RSL under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result, the Company currently holds 100% of the share capital of m2k-laser GmbH.

Effective December 20, 2013, the Company acquired the remaining 12% of the common stock of ROFIN-BAASEL Japan Corp. through its wholly-owned subsidiary RSL. The Company currently holds 100% of the share capital of ROFIN-BAASEL Japan Corp.

On April 10, 2014, the Company completed the acquisition of certain assets of FiLaser USA LLC. ("FiLaser") and subsidiaries. The transaction contains all intellectual property including know-how, patents, and patent applications of FiLaser. FiLaser has developed advanced laser process technology used for precision cutting and drilling of brittle material including glass, sapphire, and semiconductor substrates. The Company has held back approximately 28% of the purchase price as security for various claims. In addition, the purchase agreement also provides for potential future earn-out payments from revenues generated from certain of these intangible assets.

Effective June 12, 2014, the Company acquired the remaining 5% of the common stock of DILAS Diodenlaser GmbH through its wholly-owned subsidiary ROFIN-SINAR Technologies Europe S.L. The Company currently holds 100% of the share capital of DILAS Diodenlaser GmbH.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

June 30, 2014	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$133,017	$133,017	$—	$—
Short-term investments	11,636	11,636	—	—
Derivatives	(151)	—	(151)	—
Other long-term assets	250	—	250	—
Total assets and liabilities at fair value	$144,752	$144,653	$99	$—

September 30, 2013	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$133,733	$133,733	$—	$—
Short-term investments	3,244	3,244	—	—
Derivatives	(126)	—	(126)	—
Non-current auction rate securities	1,900	—	—	1,900
Other long-term assets	250	—	250	—
Total assets and liabilities at fair value	$139,001	$136,977	$124	$1,900

The changes in the fair value of our non-current auction rate securities measured using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2013	$1,900
Settlements during the three-months ended December 31, 2013	(1,900)
June 30, 2014	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	June 30, 2014	September 30, 2013
Finished goods	$33,707	$30,177
Work in progress	46,006	43,870
Raw materials and supplies	71,644	71,367
Demo inventory	20,170	20,691
Service parts	34,435	32,355
Total inventories	$205,962	$198,460

Net inventory is net of provisions for excess and obsolete inventory of $30,656 and $28,592 at June 30, 2014, and September 30, 2013, respectively.

6.	Long-Term Investments

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

Through sales for cash, at par value, the Company eliminated its holdings of auction rate securities as of June 30, 2014. Although the Company believed these investments would become liquid within twelve months, it was uncertain what impact the economic environment would have had on this position and therefore, they had been classified as long-term assets on the consolidated balance sheet as of September 30, 2013.

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2014, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2013	$43,683	$13,297	$47,424	$104,404
Currency translation differences	297	22	447	766
Balance as of June 30, 2014	$43,980	$13,319	$47,871	$105,170

The carrying values of other intangible assets are as follows:

	June 30, 2014		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$18,563	$8,994	$10,764	$8,270
Customer base	19,262	17,353	19,084	16,778
Other	22,806	17,523	22,389	16,515
Total	$60,631	$43,870	$52,237	$41,563

Amortization expense for each of the nine-month periods ended June 30, 2014 and 2013 was $2,115 and $1,886, respectively. At June 30, 2014, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2014 and the next five fiscal years based on the average exchange rates as of June 30, 2014, is as follows:

2014 (remainder)	808
2015	3,082
2016	2,053
2017	1,841
2018	1,189
2019	1,058

8.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2014	September 30, 2013
Employee compensation	$20,593	$23,402
Warranty reserves	11,327	12,301
Other taxes payable	164	320
Customer deposits	15,794	16,242
Other	21,859	22,323
Total accrued liabilities	$69,737	$74,588

9.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of June 30, 2014, the Company's gross unrecognized tax benefits totaled $0.5 million which includes less than $0.1 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The changes in warranty reserve for the nine-month periods ended June 30, 2014 and 2013 are as follows:

	2014	2013
Balance at September 30,	$12,301	$11,894
Additional accruals for warranties during the period	3,463	3,008
Usage during the period	(4,537)	(2,679)
Currency translation	100	51
Balance at June 30,	$11,327	$12,274

11.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three months ended June 30, 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at March 31, 2014	$(5,390)	$22,880	$(88)	$17,402
Other comprehensive income (loss) before reclassifications	—	(2,083)	2	(2,081)
Amounts reclassified from accumulated other comprehensive income	29	—	—	29
Balance at June 30, 2014	(5,361)	20,797	(86)	15,350

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the nine months ended June 30, 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2013	$(5,449)	$17,091	$(109)	$11,533
Other comprehensive income before reclassifications	—	3,706	23	3,729
Amounts reclassified from accumulated other comprehensive income	88			88
Balance at June 30, 2014	$(5,361)	$20,797	$(86)	$15,350

The reclassifications out of Accumulated Other Comprehensive Income for the three and nine month periods ended June 30, 2014, are as follows:

	Three Months Ended June 30,	Nine Months Ended June 30,
Unamortized loss on defined benefit pension plans
Amortization	$47	$140
Tax effects	(18)	(52)
Total reclassification for the period	$29	$88

12.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant.  The term of the Incentive Stock Plan continues through 2017.  There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2013 or through the first nine months of fiscal year 2014.  Non-qualified stock options were granted to officers and other key employees in the first quarter of fiscal year 2014 and during the second quarter of fiscal year 2013.  During the nine-month periods ended June 30, 2014 and 2013, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

The balance of outstanding stock options and all options activity at and for the nine months ended June 30, 2014, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2013	3,238,700	$26	9/10	5.24 years
Granted	342,500	$25	1/5
Exercised	(139,900)	$16	3/8
Forfeited	(67,100)	$28	3/5
Outstanding at June 30, 2014	3,374,200	$27	1/10	5.11 years	$3.73
Exercisable at June 30, 2014	2,359,650	$27	1/10	3.75 years	$3.66

As of June 30, 2014, there were $11.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.28 years.

During the three and nine-month periods ended June 30, 2014 and 2013, the following activity occurred under the Incentive Stock Plan:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Total intrinsic value of stock options exercised	$88	$324	$1,105	$2,932
Cash received from stock option exercises	$155	$549	$2,293	$2,901

13.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period.  Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Weighted number of shares for basic earnings per common share	28,019,504	28,283,840	28,094,443	28,185,536
Potential additional shares due to outstanding dilutive stock options	136,733	201,189	156,830	211,023
Weighted number of shares for diluted earnings per common share	28,156,237	28,485,029	28,251,273	28,396,559

The weighted average diluted shares outstanding for the nine months ended June 30, 2014 and 2013, excludes the dilutive effect of approximately 2.9 million and 2.5 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

14.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and nine-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Service cost	$245	$255	$736	$765
Interest cost	335	314	1,004	943
Expected return on plan assets	(167)	(153)	(501)	(459)
Amortization of prior net loss	28	13	84	37
Amortization of prior service cost	19	78	56	235
Net periodic pension cost	$460	$507	$1,379	$1,521

15.	Segment and Geographic Information

Assets, revenues, and income before taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	June 30, 2014	September 30, 2013
ASSETS
North America	$246,437	$243,215
Germany	458,719	445,568
Other	358,592	340,677
Intercompany eliminations	(350,169)	(329,550)
	$713,579	$699,910

	June 30, 2014	September 30, 2013
PROPERTY AND EQUIPMENT, NET
North America	$16,574	$17,856
Germany	46,010	48,256
Other	20,961	21,132
Intercompany eliminations	(289)	(332)
	$83,256	$86,912

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
NET SALES
North America	$36,942	$40,576	$105,419	$116,956
Germany	85,081	86,894	238,207	262,474
Other	66,203	62,466	198,630	195,297
Intercompany eliminations	(53,937)	(50,839)	(158,189)	(162,251)
	$134,289	$139,097	$384,067	$412,476
INTERCOMPANY SALES
North America	$2,684	$3,742	$8,785	$11,150
Germany	35,398	34,610	105,115	108,835
Other	15,855	12,487	44,289	42,266
Intercompany eliminations	(53,937)	(50,839)	(158,189)	(162,251)
	$—	$—	$—	$—
EXTERNAL SALES
North America	$34,259	$36,834	$96,635	$105,806
Germany	49,682	52,284	133,091	153,639
Other	50,348	49,979	154,341	153,031
	$134,289	$139,097	$384,067	$412,476

INCOME BEFORE INCOME TAX
North America	$2,803	$3,833	$5,077	$7,333
Germany	3,062	4,812	712	12,131
Other	3,710	4,645	15,326	16,149
Intercompany eliminations	(207)	(1,271)	(1,654)	(432)
	$9,368	$12,019	$19,461	$35,181

16.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Macro applications	$56,416	$57,126	$152,274	$161,154
Marking and micro applications	58,991	62,622	180,874	198,697
Components	18,882	19,349	50,919	52,625
	$134,289	$139,097	$384,067	$412,476

17.	Treasury Stock

On February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the nine months ended June 30, 2014, the Company purchased approximately 0.3 million shares of common stock, at an average price of $23.08, under the stock buyback program for a total price of $6.2 million.

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

During the third quarter of fiscal years 2014 and 2013, we realized approximately 42% and 41% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 44% and 45%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 14% in both periods from the sale of components.

The Company delivered solid financial results within its guidance for the third quarter. On a sequential basis, the Company experienced a rebound in quarterly sales to the machine tool industry, with the main contribution coming from China, as well as significantly improved business levels in the semiconductor industry. Sales to the automotive and medical device industries were stable, whereas consumer electronics sales were significantly below last fiscal year’s third quarter level. Quarter over quarter orders improved substantially: order entry in Europe increased by 3%, indicating a stable business environment, North American orders improved by 19% and Asian orders by 27%, mainly supported by the machine tool and semiconductor industries. Based on the current global economy and the $10 million increased backlog at the end of June 2014, the Company is confident in delivering improved results in the fourth quarter.

 At June 30, 2014, the Company had 2,269 employees compared to 2,242 employees at June 30, 2013.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	100%	100%	100%	100%
Cost of goods sold	65%	65%	65%	65%
Gross profit	35%	35%	35%	35%
Selling, general and administrative expenses	19%	19%	21%	19%
Research and development expenses	8%	8%	9%	8%
Amortization expenses	1%	—%	1%	—%
Income from operations	6%	8%	5%	8%
Income before income taxes	7%	9%	5%	9%
Net income attributable to RSTI	5%	6%	3%	6%

Net Sales - Net sales of $134.3 million and $384.1 million represent decreases of $4.8 million, or 3%, and $28.4 million, or 7%, for the three and nine-month periods ended June 30, 2014, as compared to the corresponding periods in fiscal year 2013. The decrease for the three months ended June 30, 2014, resulted from net sales decreases of $4.0 million, or 14%, in North America, and by $4.4 million, or 9%, in Asia, offset by an increase of $3.6 million, or 6%, in Europe, compared to the corresponding period in fiscal year 2013. The decrease for the nine months ended June 30, 2014, resulted from net sales decreases of $10.8 million, or 13%, in North America, and by $30.2 million, or 20%, in Asia, offset by an increase of $12.6 million, or 7%, in Europe, compared to the corresponding period in fiscal year 2013. The U.S. dollar weakened against foreign currencies, primarily against the Euro, which had a favorable effect on net sales of $9.2 million for the nine-month period ended June 30, 2014.

Net sales of laser products for macro applications decreased by $0.7 million, or 1%, to $56.4 million, and by $8.9 million, or 6%, to $152.3 million for the three and nine-month periods ended June 30, 2014, as compared to the corresponding periods of fiscal year 2013. The decrease was mainly attributable to the lower demand for our lasers for macro applications in the machine tool and military and defense industries.

Net sales of lasers for marking and micro applications decreased by $3.6 million, or 6%, to $59.0 million, for the three-month period ended June 30, 2014, and reflects lower demand from the electronics and solar industries. Net sales of lasers for marking and micro applications decreased by $17.8 million, or 9%, to $180.9 million for the nine-month period ended June 30, 2014, and also reflects lower demand from the consumer electronics and solar industries.

Revenues for the components business decreased by $0.5 million, or 2%, to $18.9 million for the three-month period ended June 30, 2014. Revenues for the nine-month period ended June 30, 2014, decreased by $1.7 million, or 3%, to $50.9 million compared to the corresponding period in fiscal year 2013, mainly attributable to weaker demand for laser diodes.

Gross Profit - Our gross profit of $46.7 million for the three-month period ended June 30, 2014, represents a decrease of $2.7 million, or 5%, from the corresponding period of fiscal year 2013, and as a percentage of sales, remained consistent at 35%. Our gross profit of $134.3 million for the nine-month period ended June 30, 2014, represents a decrease of $12.0 million, or 8%, from the corresponding period of fiscal year 2013. As a percentage of sales, gross profit for the nine-month period ended June 30, 2014, remained stable at 35%. Gross profit was favorably affected by $1.1 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, in the nine-month period ended June 30, 2014.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $25.8 million and $79.0 million for the three and nine-month periods ended June 30, 2014, represents a decrease of $0.7 million, or 3%, for the three-month period, and an increase of $1.4 million, or 2%, from the corresponding period of fiscal year 2013. The decrease in SG&A expenses for the three-month period is mainly a result of a decrease in commissions and exhibition costs. SG&A, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $1.9 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro, for the nine-month period ended June 30, 2014. As a percentage of net sales, SG&A expenses remained stable at 19% for the three-month periods ended June 30, 2014, and 2013, and increased from 19% to 21% for the nine-month period ended June 30, 2014, as compared to the corresponding prior year period, due to the unfavorable impact of exchange rate fluctuations partially offset by lower commission costs and a decrease in the allowance for bad debts.

Research and Development - The Company spent net $11.3 million and $34.4 million on research and development ("R&D") during the three and nine-month periods ended June 30, 2014, which represents an increase of $0.9 million, or 8%, for the three-month period ended June 30, 2014, and an increase of $1.4 million, or 4%, for the nine-month period ended June 30, 2014. Gross R&D expenses for the three-month periods ended June 30, 2014 and 2013, were $11.8 million and $11.0 million, respectively, and were reduced by $0.5 million of government grants during each period. Gross R&D expenses for the nine-month periods ended June 30, 2014 and 2013, were $35.7 million and $34.3 million, respectively, and were reduced by $1.3 million of government grants during each period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was unfavorably effected by $1.2 million due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro, for the nine-month period ended June 30, 2014.

Amortization Expense - Amortization expense for the three and nine-month periods ended June 30, 2014, amounted to $0.8 million and $2.1 million, respectively. This represents an increase of $0.1 million and $0.2 million for the three and nine-month periods when compared to the same periods of fiscal year 2013. These increases are attributable to the newly acquired intangible assets from FiLaser.

Other (Income) Expense -  Net other income of $0.6 million for the three-month period ended June 30, 2014, represents an increase of $0.3 million compared to a net other income of $0.3 million in the corresponding period of fiscal year 2013. Net other income of $0.7 million for the nine-month period ended June 30, 2014, represents a decrease of $0.7 million compared to net other income of $1.4 million for the corresponding period of the prior year. During the nine-month period ending June 30, 2014, other income was increased by $1.0 million due to the partial forgiveness of a loan with the State of Connecticut related to investments and creation of new jobs. Net interest expense, within this category, includes $0.1 million of interest expense offset by $0.1 million of interest income for the three months ended June 30, 2014. Net interest expense for the nine months ended June 30, 2014, within this category, includes $0.6 million of interest expense offset by $0.4 million of interest income. The increase in net foreign currency expense in the nine-month period ended June 30, 2014, is due to higher net exchange losses in the current period compared to the corresponding period in fiscal year 2013.

Income Tax Expense - Income tax expense of $2.9 million and $6.3 million for the three and nine-month periods ended June 30, 2014, represents an effective tax rate of 31% and 32%, compared to 27% and 29% for the corresponding periods of fiscal year 2013. The increase in the effective tax rate is mainly due to the generation of taxable income in countries with higher tax rates and the expiration of enacted laws for research and development tax credits in the United States. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.1 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, during the nine-month period ended June 30, 2014.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $6.5 million and $13.2 million for the three and nine-month periods ended June 30, 2014, which represents a decrease $2.2 million, or 25%, and a decrease of $11.8 million, or 47%, from the corresponding periods in fiscal year 2013. Net income attributable to RSTI was unfavorably affected by $2.2 million due to the weakening of the U.S. dollar against foreign currencies, primarily against the Euro, in the nine-month period ended June 30, 2014. For the three-month period ended June 30, 2014, both the basic and diluted earnings per common share calculation equaled $0.23 based upon a weighted average of 28.0 million and 28.2 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.31, based upon a weighted average of 28.3 million and 28.5 million shares of common stock outstanding for the corresponding period of fiscal year 2013.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2014, were cash and cash equivalents of $133.0 million, short-term investments of $11.6 million, short-term credit lines of $67.1 million, and long-term credit lines of $14.6 million.  As of June 30, 2014, $7.7 million was outstanding under the short-term lines of credit and $2.4 million was used for bank guarantees under these lines of credit, leaving $57.0 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $15.2 million, of which $1.5 million was used. Therefore, $70.7 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at June 30, 2014.  At such date, the entire amount of our long-term lines of credit was fully drawn and $1.7 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At June 30, 2014, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $0.7 million during the nine-month period ended June 30, 2014.  Approximately $20.9 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income generated for the nine-month period ended June 30, 2014, a decrease in trade accounts receivables and changes in non-cash transactions (depreciation and stock-based compensation expense), partially offset by an increase of net inventories, a decrease of accounts payable, and changes in other operating assets and liabilities.

Net cash used in investing activities totaled $18.1 million for the nine-month period ended June 30, 2014, and was primarily related to additions to property and equipment, net purchase of short-term investments and the acquisition of assets of FiLaser.

Net cash used in financing activities totaled $4.2 million for the nine-month period ended June 30, 2014, and was primarily related to repayments of bank debts, purchase of treasury stock and by purchases of non-controlling interests in our German and Japanese subsidiaries, partially offset by the borrowing from banks and by the issuance of common stock from option exercises.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of June 30, 2014, $122.2 million of the total $144.7 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $22.5 million held by our US subsidiaries. As of that date, $14.3 million was owed by our non-US subsidiaries and $8.0 million was owed by our US subsidiaries from the total indebtedness amounting to $22.3 million. We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities.  In addition, our US subsidiaries had $15.0 million in available and unused lines of credit at June 30, 2014. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of increasing total equity by $20.8 million at June 30, 2014, as compared to $17.1 million at September 30, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2014, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates.  The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At June 30, 2014, the Company maintained cash equivalents and short-term investments of $144.7 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At June 30, 2014, the Company had $1.1 million of variable rate debt on which the interest rate is reset every three months, $3.6 million of variable rate debt on which the interest rate is reset every six months, $2.0 million of variable rate debt on which the interest rate is reset every twelve months, and $15.6 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2014	8.6	million
2015	1.6	million
2016	4.3	million
2017	4.9	million
2018	1.2	million
2019 and thereafter	1.7	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into two interest rate swap agreements to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. One swap agreement is for a total notional amount of Euro 0.8 million (equivalent to $1.1 million based on the exchange rate at June 30, 2014) and the other is for a total notional amount of Swiss francs 3.3 million (equivalent to $3.6 million based on the exchange rates at June 30, 2014).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions.  At June 30, 2014, the Company held Japanese yen forward exchange options with notional amounts of Euro 1.6 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from a $0.2 million profit to a $0.3 million loss.

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

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the nine-months ended June 30, 2014, the Company repurchased shares of common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2014 through February 28, 2014	75,500	$21.84	75,500	$ 23.4 million
March 1, 2014 through March 31, 2014	166,213	23.73	241,713	$ 19.4 million
May 1, 2014 through May 31, 2014	28,490	22.59	270,203	$ 18.8 million
Total / Average	270,203	23.08

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

Rofin-Sinar Technologies Inc.
(Registrant)

Date: August 11, 2014	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer