Form 10-K
period 2014-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2014-12-01
CIK 1019361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐ Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based upon the closing price of the common stock on March 31, 2014 (the last business day of the most recently completed second fiscal quarter) as reported by the NASDAQ Global Select Market was approximately $663,209,350.  For the purposes hereof, “affiliates” include all executive officers and directors of the registrant.

28,049,666 shares of the registrant’s common stock, par value $0.01 per share, were outstanding as of November 26, 2014.

Certain sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2015 Annual Meeting of Stockholders to be held in March 2015, are incorporated by reference herein at Part III, Items 10-14.

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
Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. The Company sells directly to end users and to original equipment manufacturers (“OEMs”) that integrate ROFIN's laser sources with other system components. Many of ROFIN's customers are among the largest global participants in their respective industries. During fiscal 2014, 2013, and 2012, 19%, 20%, and 22%, respectively, of the Company’s sales were in North America, 49%, 45%, and 44%, respectively, were in Europe, and 32%, 35%, and 34%, respectively, were in Asia.

ROFIN's sales approach in the laser-related business reflects the many different requirements of its customers throughout a multitude of industries, and is divided into three areas of core competence: Macro, Micro, and Marking. The core of the Macro business section is high-powered laser sources, primarily used for cutting and welding as well as surface treatment applications. The Micro section concentrates on laser sources and laser-based system solutions that require less power output for micro-processing of materials. The Marking section specializes in innovative marking solutions on both organic and inorganic materials for many different industries. The activities in the components sector which comprises of diodes and diode laser components, power supplies, fibers and fiber beam deliveries as well as fiber laser components round out the Company's business activities in the industrial laser market. During fiscal 2014, 2013, and 2012, approximately 40%, 38%, and 38%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 47%, 49%, and 50%, respectively, related to sales of laser products for marking and micro applications, and approximately 13%, 13%, and 12%, respectively, related to sales of components.

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

According to the Industrial Laser Solutions magazine's 2014 forecast for industry data published in January 2014, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) are expected to reach approximately $2.5 billion. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of approximately fourteen percent (based on laser-related sales volume). The Company has sold more than 71,000 laser sources since 1975 and currently has over 4,000 active customers (including multinational companies with multiple facilities purchasing from the Company).

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
 The Company believes that the major sources of its future growth will be the following:

•
Developing New Laser Products through Technological Innovation: Product innovation in response to evolving customer needs for increased output power, greater penetration and higher processing speeds is a key component of the Company's strategy. The Company is currently focusing its research and development activity on expanding the output power range of its CO2, diffusion cooled, wave-guide Slab lasers and enhancing the performance of its line of high power, fast-flow CO2 lasers. The Company is also expanding its series of end and side pumped, solid-state lasers for marking and micro applications. In addition, the Company is actively engaged in the research and development of its low- and high-power fiber laser family to further expand its solid-state laser offering for marking, micro, and macro applications. The Company is also enhancing its research and development efforts in order to broaden its portfolio of short and ultrashort pulse lasers. In addition, research and development is focused on expanding the Company's product range, especially in the field of passive and active fibers, laser diodes, power supplies, and fiber delivery systems.

•
Focusing on Cross-Selling to Existing Customers in Target Markets: The Company intends to continue to focus its sales and marketing activities on its traditional target markets (the machine tool, automotive, semiconductor, electronics, photovoltaic, jewelry, flexible packaging and medical device industries). The Company has targeted and will continue to target these industries because they use advanced manufacturing processes that require continuing investments to improve production efficiency and because the Company has significant market presence in these sectors. In addition, building on the success of its laser marking of small integrated circuits, the Company intends to develop new applications, such as fine welding, cutting, and drilling for the semiconductor and electronics industry. In the packaging industry, the Company is seeking new opportunities for foil perforation based on its extensive knowledge of paper perforation with lasers. In the photovoltaic industry, the Company intends to further exploit structuring and annealing applications for its macro and micro laser products such as scribing of thin film solar cells as well as crystalline solar cells. In the consumer electronics and medical device industries, the Company is seeking new opportunities to cut brittle material for various applications such as, among others, displays and cover glasses for consumer electronic products, medical glass, and architecture glass.

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

•
Acquiring Complementary Business Operations, Products, Applications or Technologies: Besides growing organically, one of ROFIN's targets is to grow through strategic acquisitions. Since 1997 the Company has successfully acquired and integrated fifteen businesses, including its acquisitions of DILAS Diodenlaser GmbH (“DILAS”) (1997), assets of Palomar Technologies UK Ltd. (1998), Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”) (1999), Baasel Lasertech (“CBL”) (2000), Z-Laser S.A. (2001), Optoskand AB (“Optoskand”) (2004), PRC Laser Corporation (“PRC”) and Lee Laser, Inc. (“Lee”) (2004), H2B Photonics GmbH (“H2B”) (2006), ES Technologies Ltd. (2007), Corelase Oy (2007), m2k-laser GmbH (2007), Nufern (2008), Nanjing Eastern Laser Co. Ltd. (“NELC”) (2009), the coil winding business from Optelecom-NKF, Inc. (2010), LASAG AG (“LASAG”) (2011) and assets of FiLaser USA LLC (2014). Management believes that, collectively, these acquisitions have advanced the Company's worldwide expansion, consolidated the Company's position in the industrial laser material processing market and contributed to the Company's financial performance during the last several years. The Company will continue to seek opportunities to make value-based acquisitions that complement its business operations, broaden its product offerings, or provide access to new geographical markets and applications.

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

Lasers are used for material processing because they have many advantages over other conventional production methods. In many areas of industrial manufacturing, lasers already allow for significantly greater precision, flexibility, and productivity and are often the only technology that enables efficient mass production of innovative products. The principal factors that distinguish different types of lasers and determine the particular laser suitable for a specific application, besides economic reasons, are wavelength, pulse duration, output power, and spatial coherence.

The principal types of laser technologies currently used for material processing are CO2 lasers, solid-state lasers, fiber lasers, and diode lasers.

CO2 lasers, which use CO2 gas as the lasing medium, are divided into high-power (above 500 watts) and low-power (below 500 watts) applications. There are two methods for CO2 excitation, radio frequency (“RF” or “HF”) and direct current (“DC”) excitation. Most high-power CO2 lasers are based on gas flow, in which a continuous supply of fresh laser gas flows through the laser cavity to create the energy necessary for excitation. Due to their ability to generate comparatively high levels of continuous-wave (“CW”) power, CO2 lasers are a particularly attractive laser medium for material processing applications. Material processing applications for CO2 laser sources vary according to the power output and configuration of the laser system. The primary applications for high-power CO2 lasers are cutting and welding of metal as well as surface treatment. Low-power CO2 lasers are used principally for marking, cutting, and engraving of organic materials. While both low- and high- power CO2 lasers are used for cutting, the materials they are used to process and their physical size can vary significantly.

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

Fiber lasers are solid-state lasers that have their origin in low-power information and communication applications, and since 2003 have undergone a rapid development towards higher output powers, which has also made this technology very attractive for higher-power material processing applications. The lasing medium, typically ytterbium, is contained in a waveguide (the active fiber itself) and surrounded by a cladding, which guides the pump light to the lasing medium. With in-fiber components like fiber bragg gratings, tapered fiber bundles (pump light couplers), power combiners, and delivery fibers, from the generation of the light to the delivery of the light to the work piece, can be realized in an “all-in-fiber” technology. Today multi kW output power can be generated from a single fiber, no bigger in diameter than a human hair. Higher power can be generated by bundling multiple fibers. Typical industrial applications for solid-state and fiber lasers vary according to the different output powers from marking and engraving, to micro processing such as fine cutting, fine welding, or micro-structuring right up to macro processing (cutting, welding, and surface treatment).

Solid-state and fiber lasers can be operated in cw, pulsed, q-switched or modelocked mode, covering the pulse width range from cw down to femtoseconds; lasers with pulse widths shorter than 10-8s are often refered to as ultrashort pulse lasers. Over the recent years ultrashort pulse laser technology has matured and today these lasers provide sufficient output power for industrial applications with typical pulse lengths in the range from some ten picoseconds to some 100 femtoseconds. These lasers provide pulses with high peak powers that are shorter than the time needed for most energy diffusion processes within the atomic lattice. Therefore heat transfer to surrounding material is dramatically reduced which eliminates almost all unwanted material change or thermal damage. This is the reason why this method is also referred to as “cold” or “a-thermal” material processing which is suitable for processing extremely sensitive materials. Ultrashort pulse lasers cut, drill and structure virtually any material with micron-scale precision and are perfect tools for applications in the electronics, semiconductor, micro technology, and medical device manufacturing industries.

Diode lasers are based on special semiconductor structures on a gallium arsenide (GaAs) die to generate laser light. A typical 10 mm long laser diode bar contains approximately 25 single laser emitters. When mounted on a specially designed, highly- efficient heat sink, a laser diode bar is able to produce up to 100 watts of laser output power. A single high-power laser diode module consists of: (1) a semiconductor laser diode bar; (2) a high-efficient heat sink, on which the laser bar is mounted; and optional (3) a micro-lens system, which is mounted in front of the laser bar to collimate or focus the light. Optical output power can be increased by combining the beamlets of several laser diode modules on top of each other. Through optical combination of such modules, output powers in the kilowatt range can be achieved. Diode lasers typically have larger spot diameters when focused, and are typically used for surface treatment such as cladding or hardening, soldering, and plastic welding.

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

The Company currently offers a comprehensive range of laser products and related services for three principal material processing applications:

•	cutting, welding and surface treatment (macro applications);

•	marking and engraving; and

•	fine cutting, spot and seam welding, micro drilling, scribing, perforating, and fine structuring/ablation (micro applications).

Besides offering standard solutions and laser systems for some specialized niche applications, the Company works directly with its customers to develop and customize optimal solutions for their unique manufacturing requirements. In developing its laser-based solutions, the Company offers customers its expertise in:

•	product development and manufacturing services based on almost 40 years of laser technology experience and applications know-how;

•	application and process development, which means developing new laser-based applications for manufacturing customers and assisting them in integrating lasers into their production processes;

•	system engineering, which means advising customers on machine design, including tooling, automation, and controls for customers in need of “turn-key” solutions; and

•	extensive after-sales support of its laser products, including technical support, field service, maintenance and training programs, and rapid spare parts delivery.

The following table sets forth the Company’s net sales of laser products used for macro applications, laser products used for marking and micro applications, and components in fiscal 2014, 2013, and 2012:

	September 30,
Product Category*	2014	2013	2012
	(in thousands)
Laser macro products	$209,632	$214,623	$205,394
Laser marking and micro products	250,228	272,632	272,195
Components	70,257	72,813	62,532
	$530,117	$560,068	$540,121
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

For a more detailed discussion of the components of a laser source, see “Laser Technology”.
The following table sets forth the Company’s product categories by principal markets and principal applications:

PRODUCT CATEGORY	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Laser macro products	Machine tool	Cutting and welding of metals
	Automotive	Cutting and welding of metals
Laser marking products	Semiconductor and electronics	Marking of integrated circuits, wafers, solar cells, electronic components, and smart cards
	Automotive	Marking of labels and car components
	Medical device	Marking of medical components
Laser micro products	Medical devices, semiconductor and electronics, photovoltaics, dental and jewelry	Fine welding, fine cutting, micro structuring/ablation, scribing, and drilling
	Automotive, consumer electronics, consumer goods	Scribing, plastic welding, and soldering
	Packaging and paper industry	Perforating and scribing of paper and foils
Components	Laser industry, printing, defense industry, medical

LASER MACRO PRODUCTS

The Company's business strategy for its macro laser business is to grow its revenues by:

•
increasing its market share in its existing CO2 laser market through increased sales of its low power, diffusion cooled, wave-guide Slab lasers and maintain its market share of Slab lasers and fast-axial flow CO2 lasers;

•	developing fiber lasers with higher output powers to achieve higher cutting speeds and deeper welding depths in order to broaden its addressable markets;

•	further developing the Tube Welding, Profile Welding, and Scanner Welding System concepts; and

•
continuing research and product engineering for its CO2, solid-state, fiber and diode laser series to further penetrate the market and to further increase the output power or vary the wavelengths for specific applications.

The Company's high-power laser macro product offering consists of laser products which are produced and marketed under the following brand names: ROFIN, PRC, NELC, Nufern, and DILAS.
The Company's family of CO2 laser products for macro applications, and their principal markets and applications, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
DC Slab Series	1.0 kW - 8.0 kW	Radio frequency	Machine tool Automotive	Cutting and welding
SC Series	100 W - 600 W	Radio frequency	Machine tool Electronics Packaging	Cutting and structuring of textile, paper and plastics
XL Series	1.0 kW - 1.5 kW	Direct current	Machine tool	Cutting and welding
STS Series	2.0 kW - 5.0 kW	Direct current	Machine tool	Cutting and welding
FH Series	6.0 kW - 8.0 kW	Direct current	Machine tool	Cutting and welding
SM/FA Series	1.0 kW - 4.0 kW	Direct current	Machine tool Packaging	Cutting and welding
PLS	2.5 kW - 6.0 kW	Direct current	Machine tool	Cutting and welding
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

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
DQ Series	500 W - 1.0 kW	Laser diodes	Automotive, Photovoltaics	Surface treatment
FL Series	500 W - 6.0 kW	Laser diodes	Automotive, Machine tool	Cutting and welding
NukW Series	> 1.0 kW	Laser diodes	Defense industry	Advanced applications

The Company's DQ Series of Q switched, solid-state lasers are designed for applications such as removal, cleaning, and insulation of various materials in the automotive and photovoltaic markets. To meet the different demands of these target markets, DQ Series lasers offer alternative set-up options which differ in power, pulse energy, and number of laser sources per unit.

The Company's FL Series of high-brightness single or multi-mode fiber lasers use special fiber optics as the active medium. These fiber lasers are suitable for classic cutting and welding applications as well as for new applications such as remote cutting and scanner welding. In contrast to common laser concepts in which the created laser beam switches repeatedly between air and the active medium, this laser beam does not leave the fiber optic before entering the working process optic or the beam switch with subsequent launching into the working process. Due to this “all-in-fiber” technology, the risk of contamination can be eliminated. Beam switches and energy splitters are available options allowing up to four work cells to be operated with only one laser.
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

•
to offer a balanced product portfolio covering different technologies (such as CO2, solid-state, and fiber lasers) in different wavelengths (i.e. infrared, green, and UV) and different pulsing capabilities (i.e. ns or ps lasers);

•	to pursue application development for existing and new products; and

•	to capitalize on its installed base of lasers by cross-selling the Company's products to its existing customers.

The Company's laser marking product offering consists of laser products, which are produced and marketed under the following brand names: ROFIN and Nufern.
The Company's family of laser products for marking applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
PowerLine	2 W - 100 W	Laser diodes	Semiconductor, Electronics, Automotive, Medical device, General marking applications	Integrated circuit marking, marking of metals, plastics and organic materials, day and night design, smart card, annealing
PowerLine Pico	2 W - 10 W	Laser diode	Electronics	Marking of plastics and metals
MultiScan VS / HE	100 W - 120 W	Radio frequency	Packaging, Consumer products, Pharmaceutical	Consumer goods marking
LabelMarker Series	Stand-alone laser based system		Automotive	Label marking
EasyMark	Laser workstation		General marking applications, Medical components, Tool industry	Metal and plastics marking
EasyJewel	Laser workstation		Jewelry marking	Metal marking
CombiLine Series	Laser workstation for integration of a wide range of ROFIN laser markers		General marking applications	Metal and plastics marking
NuQ Fiber Series	10 W - 50 W	Laser diodes	OEM/Integrators	Marking, engraving
PowerLine - The Company's standard PowerLine laser marking products consist of a range of lasers with output power from 2 watts to 100 watts with a galvo-head, a personal computer with state-of-the-art processor and ROFIN's proprietary VisualLaserMarker software. The modular design of the PowerLine markers with 19” components enable the customers to order the most suitable configuration for their production processes or systems (e.g. OEM customers may order the laser head and 19” modules, for easy integration into the system specified by the end user). The PowerLine solid-state lasers incorporate diode modules which result in higher output power (and therefore higher marking speeds), high beam quality (and therefore constant and reliable marking quality), and longer service intervals. New-generation, completely air-cooled solutions provide further increases in efficiency in a compact size. PowerLine marking products are also available with fiber lasers with output powers of up to 100 watts (i.e. with PowerLine F 100), ensuring higher energy efficiency and therefore reduced operating costs. The availability of different wavelengths and pulse widths in the product portfolio enables to provide solutions for a wide range of applications. Especially the frequency multiplied lasers (green, UV) as well as shortpulse lasers open new areas for the industrial utilization. The Company's proprietary VisualLaserMarker software provides customers with a user-friendly software environment that allows them to select fonts, import graphics, preview marking and control all laser parameters and job programs. Special options and accessories include a double marking head allowing speeds of up to 1,600 characters per second in certain applications (most notably marking of integrated circuits), as well as beam-switching and -splitting options for marking of products in multiple production lines using a single laser. Their main application - among a wide variety of possible applications - is marking in the semiconductor and electronics industries.
PowerLine Pico - The Company’s PowerLine Pico laser marker is an efficient tool for marking and engraving but is also suitable for thin film ablation and structuring. The exceptionally high pulse frequency of 200 to 800 KHz offers high throughput and allows for maximum pulse overlapping. The PowerLine Pico features a linear polarized and collimated output beam with 1064 nm and 532 nm wavelengths. Compared to nanosecond laser sources, the picosecond pulse length significantly reduces thermal damage in adjacent material. This results in better ablation quality, less surface roughness and enhanced precision of selective layer ablation. Furthermore, the shorter pulses significantly help reducing thermal penetration depth of delicate ablation processes, like marking of silicon. The Company believes that the PowerLine Pico perfectly meets the requirements of various applications in wafer production, medical device manufacturing and other industries.

MultiScan VS - This vector scanning marker utilizes a 100 watts sealed-off CO2 laser and features the ability to mark components that are moving at high speeds. The main application is the marking of consumer goods in the packaging industry (i.e. date coding). MultiScan HE - This vector scanning marker has been designed to operate in some of the harshest manufacturing environments and it utilizes a 120 watts sealed-off CO2 laser source. The main applications are the marking of beverage labels and the application of tracking data on "hot" glass containers during the manufacturing process.
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

•	increase its sales in the photovoltaic market with different applications (e.g. through special laser solutions that realize an efficiency increase of solar cells);

•	develop/broaden new markets for short and ultrashort pulse laser applications, such as brittle material cutting; and

•	develop/broaden applications such as turbine drilling for the aerospace or power generation industries.

The Company's laser micro product offering consists of laser products which are produced and marketed under the ROFIN, DILAS, Corelase, Lee Laser, and ROFIN-LASAG brand names.

The Company's family of laser products for micro applications, and their principal markets, are discussed below.

LASER SERIES	POWER RANGE	MODE OF EXCITATION	PRINCIPAL MARKETS	PRINCIPAL APPLICATIONS
Manual Welders	60 W - 200 W	Flash lamp	Jewelry, Mold making, Medical device	Spot and seam welding
StarPulse	40 W - 500 W	Flash lamp	Medical device, Electronics	Spot and seam welding
StarFiber	100 W - 600 W	Diode	Electronics, Medical device	Fine cutting, fine welding
X-Lase	1 W - 24 W	Diode	Semiconductor, Electronics, Displays	Scribing, fine cutting, fine welding
StarFemto FX	1 W - 15 W	Diode	Medical device, Watch industry, Automotive	Cutting, structuring, drilling
StarPico	15 W - 50 W	Diode	Medical device, Electronics, Displays & Glass, Photovoltaics, Tool industry	Cutting, structuring, drilling, ablation
PerfoLas Systems	1,000 W - 2,000 W	Radio frequency	Paper	Perforating
StarShape Systems	100 W - 600 W	Radio frequency	Packaging	Cutting, drilling, structuring
UW and MPS Laser Systems	n.a.	n.a.	Electronics, Medical device, Automotive, Semiconductor, Energy, Job shops	Cutting, welding, structuring
Series 800/Series LLP	4 W - 1,000 W	Flash lamp	OEM	Micro/Marking
Series LDP	10 W - 800 W	Diode	OEM	Micro/Marking
Series LEP	2 W - 20 W	Diode	OEM	Micro/Marking
Series LDPP	8 W - 200 W	Diode	OEM	Fine cutting
Series LFP	7 W - 50 W	Diode	OEM	Micro
COMPACT, MINI and EVOLUTION Diode Laser System Series	10 W - 1,000 W	Direct current	Automotive, Electronics, Medical device, Consumer goods	Plastic welding, soldering, micro hardening
KLS Series	15 W - 250 W	Flash lamp	Automotive, Medical device, Consumer goods	Fine cutting, precision drilling, scribing
FLS Series	150 W - 800 W	Flash lamp	Aerospace, Power generation, Tooling	Drilling, cutting, welding
SLS Series	5 W - 220 W	Flash lamp	Medical device, Electronics, Automotive	Spot and seam welding
SLS GX Series	10 W- 15 W	Flash lamp	Medical device, Electronics	Spot welding
LFS Series	150 W - 300 W	Diode	Medical device, Electronics, Watch industry	Precision drilling, cutting and welding
QFS Series	50 W	Diode	Automotive	Scribing

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
StarFiber Series - The robust and compact fiber laser systems of the StarFiber Series achieve nominal powers of 100 to 600 watts. The lasers can be operated in either pulse-modulated or continuous-wave mode. The StarFiber Series is designed for a broad range of applications including fine welding, such as welding of electro-mechanic components, and fine cutting, such as in the production of medical devices.
X-Lase - The X-Lase Series consists of picosecond pulse mode-locked fiber laser systems with a maximal output power of up to 24 watts. Main markets are in the semiconductor, electronics, and display industries. In these industries the X-Lase products can be used for thin film patterning, ablation, and scribing applications. Additionally, specific versions of the X-Lase Series have been developed for fine cutting and fine welding of transparent and brittle materials like sapphire, glass or silicon carbide. The X-Lase Series are manufactured and marketed under the Corelase brand.
StarFemto FX - The StarFemto FX Series is comprised of femtosecond pulse mode-locked laser systems with a maximal output power of 15 watts. The main markets are medical implants, automotive, and watch manufacturing, where they are mainly used for fine cutting, drilling, or structuring applications.
StarPico - The StarPico Series consists of picosecond pulse mode-locked laser systems with a maximal output power of 50 watts. The main markets are the medical device, electronics, tool, glass and solar industries, in which they are mainly used for fine cutting, drilling, structuring and ablation.
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
The COMPACT, MINI and EVOLUTION Diode Laser System Series are laser systems that are manufactured and marketed under the DILAS brand. These systems are available in a wide range of output powers and wavelengths, including fiber-coupled direct beam or line source solutions, and are engineered for utilization in industrial laser materials processing, mainly for plastic welding, soldering, and brazing applications in the automotive, medical device, and electronic industries.
KLS Series - The KLS Series lasers are pulsed solid-state lasers that provide excellent beam quality and high peak power, which are ideal for fine cutting, drilling, and scribing applications.

The FLS Series are lamp pumped, pulsed, solid-state lasers with high peak power for deep penetration cutting, welding, and drilling for high throughput. Targeted industries are mainly the aerospace, power generation, and tooling industries.
SLS Series - The lasers of this series are pulsed Nd:YAG solid-state lasers with output powers in the range of 5 to 250 watts and pulse durations of up to 200 ms with outstanding process features for welding challenging metals and dissimilar materials. The SLS Series lasers are state-of-the-art production tools in the medical device industry, but are also used in many other applications in the aerospace, power generation, electronics, and automotive industries.
SLS GX Series - The lasers of this series offer an adjustable wavelength mix of 532 and 1064 nm to ensure high producible welding of high reflective materials such as copper and other precious metals.

LFS Series - The pulsed fiber lasers of the LFS Series provide high pulse peak power and high beam quality, and are ideally suited for processing a wide range of materials in the medical device, electronics, and watch industries.
QFS Series - The QFS fiber laser system, consisting of a q-switch laser and a motorized processing head, offers a complete solution for scribing connection rods and other car engine parts in the automotive industry.
The KLS, FLS, SLS, SLS GX, LFS and QFS Series are all manufactured by the Company's Switzerland-based subsidiary LASAG. A broad variety of accessories such as specific beam delivery components, scanners, as well as different processing heads for cutting, welding, or drilling applications are offered in combination with these micro products.

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

APPLICATIONS DEVELOPMENT

In addition to manufacturing and selling laser sources for macro applications and marking and micro applications, ROFIN operates fifteen application centers in nine countries, where it develops laser-based solutions for customers seeking alternatives to conventional manufacturing techniques. Revenues derived from application development are not a significant component of total revenues. Applications development is generally a support service to the sales and marketing function and is performed to customize the laser to the particular needs of the customer. The Company currently has approximately 50 employees in applications development.

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

	Fiscal Years
Principal Market	2014	2013	2012	Primary Applications
Machine Tool	40%	37%	35%	Cutting and welding
Semiconductor, Electronics, and Photovoltaic	19%	27%	27%	Marking, cutting and welding of integrated circuits, electronic components, smart cards, and structuring of solar cells
Automotive & Sub-Supplier	10%	8%	7%	Cutting, welding, and component marking
	69%	72%	69%

The remaining 31%, 28%, and 31%, of total laser sales in fiscal 2014, 2013, and 2012, respectively, were attributable to customers in a wide variety of other industries including aerospace, consumer goods, medical device manufacturing, flexible packaging, job shops, jewelry, universities, and institutes. No one customer accounted for over 10% of total sales in any of these periods.

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

ROFIN has approximately 153 direct sales engineers operating in 24 countries, approximately 49 of whom are dedicated to marketing lasers for macro applications and approximately 104 of whom are dedicated to marketing lasers for marking and micro applications. ROFIN sales engineers work either in a well-defined geographic territory or are dedicated to specific industries or applications. In addition, ROFIN has 47 independent representatives marketing the Company’s laser products in Australia, Austria, Argentina, Brazil, Chile, China, Czech Republic, Denmark, Estonia, Finland, France, Germany, India, Israel, Italy, Korea, New Zealand, Northern Africa, Norway, the Middle East, the Philippines, Poland, Romania, Russia, Singapore, South Africa, Slovenia, Sweden, Switzerland, Thailand, Turkey, Ukraine, United Kingdom, and the United States. These independent representatives provide ROFIN with sales leads and opportunities, but do not distribute ROFIN’s products. All sales and delivery of products are conducted by the Company. Of the independent representative agreements, 20 are on an exclusive basis, with the other 27 on a non-exclusive basis. These agreements provide for a standard percentage of the net sales price to be paid as commissions to the representatives. The duration of the agreements is usually one year (with an automatic one-year extension) and a six-month cancellation clause.

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

North American sales of ROFIN’s macro and micro laser products are managed out of the Company’s Plymouth, Michigan (USA), facility. North American sales of its marking products are managed out of its Devens, Massachusetts (USA), facility. The Company also maintains sales offices in Chandler, Arizona; Buffalo Grove, Illinois; and Santa Clara, California (all USA), to support the expansion of ROFIN’s laser business in the North American market, and a sales and service office in

Mississauga (Canada) to support the Canadian market. North American sales of diode laser components are directed from Tucson, Arizona (USA).

PRC Laser directs its worldwide sales and marketing of lasers for macro applications from its office in Landing, New Jersey (USA), Lee Laser directs its worldwide sales and marketing of lasers for micro applications from its office in Orlando, Florida (USA), and ROFIN-LASAG directs its worldwide sales and marketing of lasers for micro applications from its office in Thun, Switzerland. NELC direct its sales and marketing of lasers for macro applications from its office in Nanjing (China). All four companies sell their products independently under their own brands.

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

CUSTOMER SERVICE, REPLACEMENT PARTS, AND COMPONENTS

During fiscal 2014, 2013, and 2012, approximately 42%, 39%, and 39%, respectively, of the Company’s revenues were generated from sales of after-sales services, replacement parts, and components for laser products. The Company believes that a high level of customer support is necessary to successfully develop and maintain long-term relationships with its OEM- and end-user customers. The Company seeks to maintain this close relationship as our customers’ needs change and evolve.

Recognizing the importance of its existing and growing installed multinational customer base, the Company has expanded its local service and support platform into new geographic regions. ROFIN has 427 customer service personnel. The Company’s field service and in-house technical support personnel receive ongoing training with respect to the Company’s laser products, maintenance procedures, laser-operating techniques, and processing technology. Most of the Company’s OEM customers also provide customer service and support to end users.

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

Of ROFIN’s 427 customer service personnel, approximately 274 employees operate in the field in about 50 countries. Field service personnel are also involved in the installation of the Company’s systems.

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

MANUFACTURING AND ASSEMBLY

ROFIN manufactures and tests its high-power CO2, solid-state, and fiber laser macro products at its Hamburg (Germany), Plymouth, Michigan; Landing, New Jersey; East Granby, Connecticut (all USA), and Nanjing (China) facilities. The Company’s laser marking products are manufactured and tested at its facilities in Gunding-Munich (Germany), Starnberg (Germany), Oxford (UK), Singapore, and Devens, Massachusetts (USA). ROFIN’s micro application products are manufactured and tested in Starnberg (Germany), Tampere (Finland), Thun (Switzerland) and Orlando, Florida (USA). The Company’s diode laser products are manufactured and tested at its Mainz (Germany), Freiburg (Germany), Nanjing (China), and Tucson, Arizona (USA), facilities. The Company’s low-power CO2 laser products are manufactured and tested in Kingston upon Hull (UK). Coating of ROFIN’s Slab laser electrodes is performed at the Overath (Germany) facility. The Company’s fiber optics and beam delivery systems are manufactured and tested in Gothenburg (Sweden), and power supplies are manufactured and tested in Starnberg (Germany). The Company’s active and passive fibers and amplifiers are manufactured and tested in East Granby, Connecticut (USA). Optical engines for fiber lasers, fiber lasers modules, and wafer material are designed and manufactured in Tampere (Finland).

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

ROFIN’s in-house manufacturing includes only those manufacturing operations that are critical to achieve quality standards or protect intellectual property. These manufacturing activities consist primarily of product development, testing of components and subassemblies (some of which are supplied from within the Company and others of which are supplied by third party vendors and then integrated into the Company’s finished products), assembly and final testing of the completed product, as well as proprietary software design and hardware/software integration. Although the Company minimizes the number of suppliers and component types, wherever practicable, it has at least two sources of supply for key items. ROFIN has a qualifying program for its vendors and generally seeks to build long-term relationships with such vendors. The Company purchases certain major components from single suppliers. The Company estimates that 10% of its revenues are from the sale of products that require specialized components currently only available from single sources. ROFIN has written agreements with such suppliers and has not had material delays in supplies from these sources. The Company believes that it could, if necessary, purchase such components from alternative sources, within four to six months, following appropriate qualification of such new vendors.

ROFIN is committed to meeting internationally recognized manufacturing standards. Its Hamburg, Gunding-Munich, Starnberg, Mainz, Overath (all Germany), Thun (Switzerland), Gothenburg (Sweden), Monza (Italy), Paris (France), Daventry (UK), Kingston upon Hull (UK), Nanjing (China), Singapore, Pamplona (Spain), East Granby, Connecticut (USA), and Tucson, Arizona (USA), facilities are ISO 9001 certified.

RESEARCH AND DEVELOPMENT

During fiscal 2014, 2013, and 2012, ROFIN’s net spending on research and development was $45.9 million, $43.0 million, and $42.6 million, respectively. The Company’s net spending on research and development reflects receipt of funding mainly under German and other European governments and European Union grants totaling $1.6 million, $2.4 million, and $1.6 million in fiscal 2014, 2013, and 2012, respectively. ROFIN has approximately 330 employees engaged in product research and development.

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

ROFIN protects its intellectual property in a number of ways including, in certain circumstances, through patents. ROFIN has sought patent protection primarily in the United States, Europe, and Asia. ROFIN currently holds 244 patents for inventions relating to lasers, processes and power supplies with expiration dates ranging from 2015 to 2033. In addition, 157 patent applications have been filed and are under review by the relevant patent authorities. The Company holds 61 exclusive and non-exclusive licenses of patents and pending patent applications with relevance to its products and laser technology. ROFIN requires its employees and certain of its customers, suppliers, representatives, agents, and consultants to enter into confidentiality agreements to further safeguard ROFIN’s intellectual property.

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

ORDER BACKLOG

The Company’s order backlog was $141.3 million, $118.0 million, and $147.0 million, as of September 30, 2014, 2013, and 2012, respectively. The Company’s order backlog, which contains relatively little service, training and spare parts, represents approximately three months of laser shipments. The order backlog as of September 30, 2014, consists of an 18% higher order backlog for macro applications, an 18% higher order backlog for micro and marking applications, and a 35% higher order backlog for components compared to the order backlog as of September 30, 2013. The fluctuation of the U.S. dollar in fiscal year 2014 had a favorable effect of approximately $2.2 million on year-to-year order backlog. The decrease in the Company's order backlog from September 30, 2013 to September 30, 2012, was attributable to 11% lower orders for macro applications, 25% lower orders for micro and marking applications, and a 27% lower backlog for components. The fluctuation of the U.S. dollar in fiscal year 2013 had a favorable effect of approximately $0.7 million on year-to-year order backlog.

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

The Company anticipates shipping the present backlog during fiscal year 2015. However, the Company’s backlog at any given date is not necessarily indicative of actual sales for any future period.

EMPLOYEES

The following table sets forth the Company's employees by geographic regions as of September 30, 2014 and 2013:

	September 30,
	2014	2013
North America	425	427
Germany	1,066	1,075
Asia	320	329
Other	459	434
	2,270	2,265

The average number of employees for the fiscal year ended September 30, 2014, was 2,265.

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

In August 2012, the U.S. Securities and Exchange Commission (SEC) issued a rule under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requiring companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo (DRC) or an adjoining country. Under the rule, issuers are required to conduct a “reasonable” due diligence process to ascertain the source of conflict minerals, defined as tantalum, tin, gold or tungsten, that are necessary to the functionality or production of their manufactured or contracted to be manufactured products. Companies are required to provide this disclosure on Form SD filed with the SEC. The Company filed its initial Form SD on June 2, 2014 for the 2013 calendar period.

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

Our business depends substantially upon capital expenditures particularly by manufacturers in the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. Approximately 69% of our laser sales during fiscal year 2014 were to these industry markets. These industries are cyclical and have historically experienced periods of oversupply, resulting in significantly reduced demand for capital equipment, including the products manufactured and marketed by us. For the foreseeable future, our operations will continue to depend upon capital expenditures in these industries, which, in turn, depend upon the market demand for their products. Decreased demand from manufacturers in these industries, for example, during an economic downturn, may lead to decreased demand for our products. Although such decreased demand would reduce our sales, we may not be able to reduce expenses quickly, due in part to the need for continual investment in research and development and the need to maintain our extensive ongoing customer service and support capability. Although we order materials for assembly in response to firm orders, the lead time for assembly and delivery of some of our products creates a risk that we may incur expenditures or purchase inventories for products which we cannot sell.

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

OUR INABILITY TO MANAGE THE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

Our products are currently marketed in approximately 70 countries, with the United States, Germany, the rest of Europe, and the Asia/Pacific region being our principal markets. Our operations and sales in our principal markets are subject to risks inherent in international business activities, including:

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

If we are to increase our laser sales in the near term, these sales will have to come through increases in market share for our existing products, through the development of new products, or through the acquisition of competitors or their products. To date, a substantial portion of our revenues has been derived from sales of high-powered CO2 laser sources, solid-state laser sources, fiber lasers and diode lasers. In order to increase market demand for these products, we will need to devote substantial resources to:

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

WE DEPEND ON LIMITED SOURCE SUPPLIERS THAT COULD CAUSE SUBSTANTIAL MANUFACTURING DELAYS AND INCREASE OUR COSTS IF A DISRUPTION IN SUPPLY OCCURS.

We estimate that 10% of our revenues are derived from sales of products that require specialized components only available from single sources. We also rely on a limited number of independent contractors to manufacture subassemblies for some of our products. There can be no assurance that, in the future, our current or alternative sources will be able to meet all of our demands on a timely basis. If one or more of our suppliers or subcontractors experiences difficulties that result in a reduction or interruption in supply to us, or if they fail to meet any of our manufacturing requirements, our business could be harmed until we are able to secure alternative sources, if any. If we are unable to find necessary parts or components on commercially reasonable terms, we could be required to reengineer our products to accommodate available substitutions which could increase our costs and/or have a material adverse effect on manufacturing schedules, product performance, and market acceptance.

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

We currently hold 244 United States and foreign patents on our laser sources and laser applications, with expiration dates ranging from 2015 to 2033. We have also obtained licenses under certain patents covering lasers and related technology incorporated into our products. In addition, 157 patent applications have been filed and are under review by the relevant patent authorities. There can be no assurance that other companies are not investigating or developing other technologies that are similar to ours, that any patents will issue from any application filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, there can be no assurance that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights thereunder will provide a competitive advantage to us. See also “Business - Intellectual Property”.

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

On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and requires annual disclosure reports to be filed with the SEC, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tin, tungsten, tantalum and/or gold. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Any significant change in the regulations described in the paragraphs above could reduce demand for our products or increase our expenses, which in turn could adversely affect our business, financial condition, results of operations, and cash flows.

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

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Company’s manufacturing facilities include the following:

Location of Facility	Owned or Leased	Size** (sq. ft.)	Lease Expiration	Primary Activity
Hamburg, Germany	Owned*	179,574		CO2 lasers, solid-state lasers, fiber lasers
Starnberg, Germany	Leased	127,520	2015 through 2017	Laser marking and micro products, power supplies
Gunding-Munich, Germany	Leased	81,192	2017	Solid-state lasers, laser marking products
Plymouth, Michigan	Leased	52,128	2017	CO2 lasers, laser micro and marking systems
Kingston upon Hull, United Kingdom	Leased	48,502	2017	Low-power CO2 lasers
Orlando, Florida	Owned	35,219		Solid-state lasers
Landing, New Jersey	Owned	34,305		CO2 lasers
Mainz, Germany	Leased	86,779	2024	Diode lasers and components
Devens, Massachusetts	Leased	16,955	2017	Laser marking systems
Gothenburg, Sweden	Leased	70,859	2015 through 2020	Fiber optic production
Overath, Germany	Leased	22,948	2015	Coating of materials
Oxford, United Kingdom	Leased	14,919	2019	Laser marking systems
Tampere, Finland	Leased	10,064	None	Fiber lasers, optical engines
Tampere, Finland	Owned	44,100		Fiber lasers, optical engines
Pamplona, Spain	Owned	12,658		Laser marking systems
Singapore	Leased	7,815	2015	Laser marking products
Freiburg, Germany	Leased	12,686	2019	Laser diodes
Tucson, Arizona	Leased	22,310	2015	Components
East Granby, Connecticut	Leased	96,565	2027	Fibers, fiber lasers
Nanjing, China	Owned	67,834		Laser products, diode components
Thun, Switzerland	Leased	25,134	2015	Solid-state lasers for micro material processing

* The facility is owned by ROFIN-SINAR Laser GmbH (“RSL”); the real property on which the facility is located is leased by RSL under a 99-year lease.

** Includes sales, administration and research and development facilities, where applicable.

The Thun (Switzerland) facility lease has a renewal option for five years. One of the Starnberg (Germany) main facilities is leased until 2016 from a member of the Company’s Board of Directors and includes a clause to terminate the lease contract within a two-year notice period during the contract, while the other main facilities are leased until 2016 and 2017. The Freiburg (Germany) facility lease has a renewal option for five years. The Tampere (Finland) facility lease can be terminated upon six-month notice from the landlord and the lessee.

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

	Common Stock Trade Prices
Quarter ended	High	Low
December 31, 2012	$21.68	$17.93
March 31, 2013	$28.25	$22.27
June 30, 2013	$27.65	$23.99
September 30, 2013	$25.43	$22.49
December 31, 2013	$27.02	$23.05
March 31, 2014	$26.38	$21.28
June 30, 2014	$24.66	$21.81
September 30, 2014	$24.42	$21.79

At November 26, 2014, the Company had six holders of record of its common stock and 28,049,666 shares outstanding. A significantly greater number of holders of the Company’s common stock are “street name” or beneficial holders, whose shares are held of record by bankers, brokers, and other financial institutions. The Company has not paid dividends on its common stock and does not anticipate paying dividends in the foreseeable future.

During fiscal year 2014, the Company did not sell any equity securities that were not registered under the Securities Act.

Except as set forth in the next paragraph, there were no purchases of common stock of the Company made by the Company or any “affiliated purchaser” of the Company as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth fiscal quarter of fiscal year 2014.

On February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The shares were able to be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion, including as to the quantity, timing, and price thereof. During the year ended September 30, 2014, the Company purchased shares of common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2014 through February 28, 2014	75,500	$21.84	75,500	$ 23.4 million
March 1, 2014 through March 31, 2014	166,213	$23.73	241,713	$ 19.4 million
May 1, 2014 through May 31, 2014	28,490	$22.59	270,203	$ 18.8 million
Total/Average	270,203	$23.08

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

The graph assumes that the value of the investment in ROFIN-SINAR Technologies Inc. common stock, the NASDAQ Stock Market Index, and the S&P Technology Sector Index each was $100 on September 30, 2009, and that all dividends were reinvested. The S&P Technology Sector Index is weighted by market capitalization.

The stock price performance shown in this graph is not necessarily indicative of, and not intended to suggest future stock price performance.

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

	ROFIN-SINAR Technologies Inc.	NASDAQ Stock Market Index	S&P Technology Sector Index
9/30/2009	100	100	100
9/30/2010	110.54	112.55	110.66
9/30/2011	83.62	116.28	114.90
9/30/2012	85.93	153.12	152.14
9/30/2013	105.44	189.49	162.65
9/30/2014	100.44	227.09	210.26

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

	Year ended September 30,
	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Net sales	$530,117	$560,068	$540,121	$597,763	$423,570
Cost of goods sold	341,202	363,559	343,769	365,684	257,316
Gross profit	188,915	196,509	196,352	232,079	166,254
Selling, general & administrative expenses	106,051	101,726	101,088	107,510	89,908
Research & development expenses	45,900	43,014	42,604	38,337	30,137
Amortization expense	2,906	2,553	2,279	2,569	2,250
Income from operations	34,058	49,216	50,381	83,663	43,959
Net interest expense (income)	234	54	(11)	(135)	375
Income before income taxes	36,680	49,155	52,392	87,143	45,901
Income tax expense	11,528	14,139	17,180	26,070	15,442
Net income attributable to RSTI	25,168	34,755	34,530	60,032	29,840
Earnings per common share
attributable to RSTI– Basic	$0.90	$1.23	$1.21	$2.11	$1.04
Earnings per common share
attributable to RSTI– Diluted	$0.89	$1.22	$1.20	$2.06	$1.02
Shares used in computing earnings
per share – Basic	28,073	28,189	28,498	28,440	28,807
Shares used in computing earnings
per share – Diluted	28,222	28,392	28,744	29,105	29,212

OPERATING DATA (as percentage of sales):
Gross profit	35.6%	35.1%	36.4%	38.8%	39.3%
Selling, general & administrative expenses	20.0%	18.2%	18.7%	18.0%	21.2%
Research & development expenses	8.7%	7.7%	7.9%	6.4%	7.1%
Income from operations	6.4%	8.8%	9.3%	14.0%	10.4%
Income before income taxes	6.9%	8.8%	9.7%	14.6%	10.8%

BALANCE SHEET DATA:
Working capital	$374,022	$372,778	$318,827	$333,328	$287,443
Total assets	688,585	699,910	652,532	653,946	558,192
Line of credit and loans	14,766	18,622	22,545	22,863	20,661
Long-term debt	11,511	14,913	5,662	14,742	15,488
Total equity	538,709	543,418	493,919	478,617	417,476

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
According to the Industrial Laser Solutions magazine's 2014 forecast for industry data published in January 2014, worldwide laser revenues for industrial applications (excluding lithography, inspection, measurement, research, medical, etc.) are expected to reach approximately $2.5 billion. Based on this data, the Company estimates that it has currently a market share in the relevant industrial laser sector of approximately fourteen percent (based on laser-related sales volume). The Company has sold more than 71,000 laser sources since 1975 and currently has over 4,000 active customers (including multinational companies with multiple facilities purchasing from the Company). During fiscal 2014, 2013, and 2012, approximately 40%, 38%, and 38%, respectively, of the Company’s revenues related to sales of laser products for macro applications, approximately 47%, 49%, and 50% respectively, related to sales of laser products for marking and micro applications, and approximately 13%, 13%, and 12%, respectively, related to sales of components.

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics, and photovoltaic industries. The Company sells directly to end users and to original equipment manufacturers (“OEMs”) that integrate ROFIN’s laser sources with other system components. Many of ROFIN’s customers are among the largest global participants in their respective industries. During fiscal 2014, 2013, and 2012, 19%, 20%, and 22%, respectively, of the Company’s sales were in North America, 49%, 45%, and 44%, respectively, were in Europe, and 32%, 35%, and 34%, respectively, were in Asia.

The results of the fiscal year ended September 30, 2014, were characterized by a slow first half year with lower sales into Asia, especially China to the machine tool industry. The second half of fiscal year 2014 resulted in a recovery of the Asian markets, including China with an improved and stable business for CO2 laser technology, while the opportunities in fiber laser business were still limited due to ongoing cost cutting measures. Sales increased in Europe while sales in North America and Asia decreased. The main contributing industries in fiscal year 2014 were the machine tool, automotive, medical device and consumer electronics industries.

Outlook

The market for industrial laser material processing applications is growing. We believe that new technologies and new product introductions, with different technological setups, will create new market opportunities. While we anticipate the trend towards more fiber laser usage will continue, we expect that traditional laser technology, in many different variations, will maintain its market share due to special performance criteria. ROFIN will continue to introduce new products, such as high-power fiber lasers and ultrashort pulse lasers, for the use in new applications, such as brittle material cutting. We are making good progress in the cost-efficient production of the next generation high-power fiber lasers, which we will be introducing in calendar year 2015. We believe we are well-positioned for 2015 and beyond, as we begin the year with a solid backlog and we expect the launch of these next-generation products to significantly improve our market position and support future growth in revenue and profitability. However, the Company expects that the strengthening of the U.S. dollar, especially against the EURO, will have an unfavorable impact on reported revenues in fiscal year 2015. Due to the natural hedging of our business model, net income should be less affected by the average exchange rate resulting from the strong U.S. dollar.

Acquisitions and Formation of New Entities

Effective April 12, 2010, the Company purchased the Electro Optics fiber optic gyroscope coil winding business of Optelecom-NKF, Inc., through its wholly-owned subsidiary Nufern. This purchase resulted in additional goodwill of $0.3 million.

Effective October 15, 2010, the Company acquired 100% of the common stock of LASAG AG, Thun (Switzerland), through its wholly-owned subsidiary ROFIN-SINAR Technologies Europe S.L.U. (“RSTE“). Additionally, the Company acquired the LASAG sales and service operations in Germany, Italy, Japan, and the United States. LASAG is one of the original laser companies with 40 years of experience in the development and manufacturing of industrial solid-state lasers. LASAG markets and sells its laser products for fine cutting, spot welding, drilling, and scribing applications to the medical device, automotive, electronic, and aerospace industries. In addition, LASAG has special expertise in high-precision drilling and laser processing heads. This purchase resulted in goodwill of $1.6 million and other intangibles, net of $2.3 million.

Effective August 24, 2011, the Company formed ROFIN BAASEL Laser India Pvt. Ltd. in Mumbai (India) as a wholly-owned subsidiary through its wholly-owned subsidiaries ROFIN-SINAR Laser GmbH (99%) and ROFIN-BAASEL Lasertech GmbH & Co KG (1%). It started its operations in October 2011 and is responsible for sales and service of ROFIN laser products in India.

On each of October 26, 2011, and March 12, 2012, the Company purchased an additional 5% of the share capital, and on November 18, 2013, the Company purchases the remaining 10% of the shares capital of m2k-laser GmbH through ROFIN-SINAR Laser GmbH under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result of those share purchases, the Company currently holds 100% of the share capital of m2k-laser GmbH.

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

Effective December 20, 2013, the Company acquired the remaining 12% of the common stock of ROFIN-BAASEL Japan Corp. through its wholly-owned subsidiary ROFIN-SINAR Laser GmbH. The Company currently holds 100% of the share capital of ROFIN-BAASEL Japan Corp.

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

Effective June 12, 2014, the Company acquired the remaining 5% of the common stock of DILAS Diodenlaser GmbH through its wholly-owned subsidiary ROFIN-SINAR Technologies Europe S.L.U. The Company currently holds 100% of the share capital of DILAS Diodenlaser GmbH.

RESULTS OF OPERATIONS

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company’s consolidated statements of operations:

	Years ended September 30,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	64.4%	64.9%	63.6%
Gross profit	35.6%	35.1%	36.4%
Selling, general and administrative expenses	20.0%	18.2%	18.7%
Research & development expenses	8.7%	7.7%	7.9%
Intangibles amortization	0.5%	0.5%	0.4%
Income from operations	6.4%	8.8%	9.3%
Income before income taxes	6.9%	8.8%	9.7%
Net income attributable to RSTI	4.7%	6.2%	6.4%

Fiscal Year 2014 Compared to Fiscal Year 2013

Net Sales – Net sales of $530.1 million represents a decrease of $30.0 million, or 5%, over the prior year. Net sales decreased $17.0 million, or 4%, in Europe/Asia and decreased $12.9 million, or 11%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $8.6 million. Net sales of laser products for macro applications decreased by 2% to $209.6 million, primarily due to lower business with the machine tool industries and advanced applications which was partially offset by improved business from the automotive industry. Net sales of lasers for marking and micro applications decreased by 8% to $250.2 million compared to fiscal year 2013. This was mainly due to lower demand for our lasers for micro and marking applications, principally from the electronics and photovoltaic industries, though this was partially offset by higher demand from the semiconductor and jewelry industries. Revenues for the component business decreased by 4% to $70.3 million, primarily due to lower sales related to laser diode products and fiber-related components.

Gross Profit – The Company’s gross profit of $188.9 million represents a decrease of $7.6 million, or 4%, from the prior year. As a percentage of sales, gross profit increased to 36% from 35% in prior year. The increased percentage margin in fiscal year 2014 was primarily a result of a favorable product mix and the continuing efforts of our manufacturing cost reduction program for high-power fiber lasers. Gross profit was favorably affected by $1.2 million in fiscal year 2014 due to the fluctuation of the U.S. dollar against foreign currencies.

Selling, General and Administrative Expenses – Selling, general and administrative expenses increased by $4.3 million, or 4%, to $106.1 million, compared to fiscal year 2013, primarily as a result of one-time expenses associated with the expansion and modernization of production facilities as well as higher consulting fees and an increase in allowance for bad debts. As a percentage of net sales, selling, general and administrative expenses increased to 20% from 18% in prior year. Selling, general and administrative expenses were unfavorably affected by $1.7 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2014.

Research and Development – The Company’s net expenses for research and development amounted to $45.9 million, which represents an increase of $2.9 million, or 7%, primarily due to a reduction of $0.9 million in R&D grants and higher expenses related to the intellectual property associated with the newly acquired FiLaser technology. Gross research and development expenses for fiscal year 2014 and 2013, were $47.5 million and $45.4 million, respectively, and were reduced by $1.6 million and $2.4 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, principally in Europe. Research and development expenses were unfavorably affected by $1.1 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2014.

Other Income/Expenses – Net other income of $2.6 million in fiscal year 2014 represents an increase of $2.7 million compared with net other expenses of $0.1 million in the prior year. This increase is a result of $1.0 million due to the partial forgiveness of a loan with the State of Connecticut related to investments and creation of new jobs and net exchange gains of $1.4 million in fiscal year 2014, compared to net exchange losses of $0.5 million in fiscal year 2013, offset by $0.2 million lower net interest income.

Income Tax Expense – Income tax expense of $11.5 million in fiscal year 2014 and $14.1 million in fiscal year 2013, represents effective tax rates of 31.4% and 28.8% for the respective periods. The higher effective income tax rate in fiscal year 2014 is mainly a result of the generation of taxable income in countries with higher tax rates and because the research and development credit legislation has not been re-enacted in the U.S. Income tax expense, a significant portion of which is incurred in foreign currencies, was unfavorably affected by $0.2 million due to the fluctuation of the U.S. dollar against foreign currencies.

Net Income Attributable to RSTI – As a result of the foregoing factors, net income attributable to RSTI of $25.2 million ($0.89 per diluted share, based on 28.2 million weighted average common shares outstanding) in fiscal year 2014 decreased by $9.6 million over the prior year’s net income attributable to RSTI of $34.8 million ($1.22 per diluted share, based on 28.4 million weighted average common shares outstanding). Net income attributable to RSTI was unfavorably affected by $1.8 million in fiscal year 2014 due to the fluctuation of the U.S. dollar against foreign currencies.

Fiscal Year 2013 Compared to Fiscal Year 2012

Net Sales – Net sales of $560.1 million represents an increase of $19.9 million, or 4%, over the prior year. Net sales increased $22.9 million, or 5%, in Europe/Asia and decreased $3.0 million, or 3%, in North America, compared to the prior year. The U.S. dollar fluctuated against foreign currencies, which had a favorable effect on net sales of $0.6 million. Net sales of laser products for macro applications increased by 4% to $214.6 million, primarily due to the higher demand for our fiber lasers and CO2 lasers from OEM customers in the machine tool industry. Net sales of lasers for marking and micro applications rose by $0.5 million to $272.7 million, an increase of less than 1% compared to fiscal year 2012. This was due to higher demand for our lasers for micro and marking applications, principally from the electronics and smart card industries, thought this was partially offset by lower demand from the semiconductor industry. Revenues for the component business increased by 16% to $72.8 million, primarily due to higher sales related to laser diode products and fiber-related components.

Gross Profit – The Company’s gross profit of $196.5 million represents a slight increase of $0.2 million, or less than 1%, over the prior year. As a percentage of sales, gross profit decreased to 35%. The decreased percentage margin in fiscal year 2013 was primarily a result of an unfavorable product mix towards a larger portion of fiber lasers, a decrease in our service and spare parts business, and higher fixed costs related to manufacturing and qualification of new components for our high-power fiber laser portfolio. Gross profit was unfavorably affected by $0.5 million in fiscal year 2013 due to the fluctuation of the U.S. dollar against foreign currencies.

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

Research and Development – The Company’s net expenses for research and development amounted to $43.0 million, which represents an increase of $0.4 million, or 1%, primarily due to the continuing activities to broaden our fiber laser and ultrashort pulse laser product portfolio. Gross research and development expenses for fiscal year 2013 and 2012 were $45.4 million and $44.2 million, respectively, and were reduced by $2.4 million and $1.6 million of government grants during the respective periods. The Company will continue to apply for, and expects to continue receiving, government grants towards research and development, principally in Europe. Research and development expenses were unfavorably affected by $0.2 million due to the fluctuation of the U.S. dollar against foreign currencies in fiscal year 2013.

Other Income/Expense – Net other expenses of $0.1 million in fiscal year 2013 represents a decrease of $2.1 million compared with net other income of $2.0 million in the prior year. This decrease is a result of net exchange losses of $0.5 million in fiscal year 2013, compared to net exchange gains of $1.4 million in fiscal year 2012, $0.1 million lower net interest income, and a lower net miscellaneous income of $0.2 million.

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

Net Income Attributable to RSTI – As a result of the foregoing factors, net income attributable to RSTI of $34.8 million ($1.22 per diluted share, based on 28.4 million weighted average common shares outstanding) in fiscal year 2013 increased by $0.3 million over the prior year’s net income attributable to RSTI of $34.5 million ($1.20 per diluted share, based on $28.7 million weighted average common shares outstanding). Net income attributable to RSTI was unfavorably affected by $0.8 million in fiscal year 2013 due to the fluctuation of the U.S. dollar against foreign currencies.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year 2014

The Company’s primary sources of liquidity at September 30, 2014, were cash and cash equivalents of $128.5 million, short-term investments of $13.1 million, and short-term credit lines of $65.0 million. As of September 30, 2014, $1.6 million was outstanding under the short-term lines of credit and $2.0 million was used for bank guarantees under these lines of credit, leaving $61.4 million available for borrowing under short-term lines of credit. In addition, the Company maintained credit lines specific to bank guarantees for $13.8 million, of which $2.7 million was used. Therefore, $72.5 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at September 30, 2014. At September 30, 2014, the entire amount of our long-term lines of credit was fully drawn. The Company is subject to financial covenants under some of these facilities and lines of credit, which could restrict the Company from drawing money under them. At September 30, 2014, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $5.2 million during fiscal year 2014. Approximately $35.5 million in cash and cash equivalents were provided by operating activities, primarily as the result of the net income ($25.2 million) plus other non cash items, principally depreciation and amortization ($17.3 million) and stock-based compensation expense ($4.3 million) and a decrease in other accounts receivable ($2.9 million). Operating cash flow was negatively affected by a decrease in accrued liabilities and pension obligations ($3.9 million) and an increase in trade accounts receivable ($3.6 million).

Net cash used in investing activities totaled $24.2 million for the year ended September 30, 2014, and was primarily related to various additions to property and equipment ($10.4 million), the purchase of short-term investments ($38.7 million) and acquisitions ($5.9 million), partly offset by the sale of short-term investments ($30.5 million).

Net cash used in financing activities totaled $10.7 million for the year ended September 30, 2014, and was primarily related to payments to minority shareholders ($4.9 million), the stock buyback program ($6.2 million), and repayments of loans ($41.7 million), partly offset by proceeds from the issuance of debt ($39.7 million) and $2.4 million generated through issuance of new shares from the exercise of stock options.

The Company expects that its capital expenditures will be approximately $44 million in fiscal year 2015.

Management believes that cash flows from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet the Company’s capital requirements and operational needs on both a current and a long-term basis.

As of September 30, 2014, $118.9 million of the total $142 million of cash, cash equivalents, and short-term investments, was held by our non-US subsidiaries, with the balance ($22.8 million) held by our US subsidiaries. As of that date, of the $14.8 million of the Company's indebtedness to banks, $3.0 million was owed by our US subsidiaries, and $11.8 million was owed by our non-US subsidiaries. We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition, the US Company has $20.0 million in available and unused lines of credit at September 30, 2014. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents, and short-term investments held by our foreign subsidiaries.

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

Cash and cash equivalents increased by $35.0 million during fiscal year 2013. Approximately $57.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of the net income ($35.0 million) plus other non-cash items, principally depreciation and amortization ($15.3 million) and a decrease in inventories ($10.1 million). Operating cash flow was negatively affected by an increase in other accounts receivable ($2.7 million) and by a decrease in accounts payable ($2.2 million) and income tax payable ($1.3 million).

Net cash used in investing activities totaled $15.5 million for the year ended September 30, 2013, and was primarily related to various additions to property and equipment ($16.2 million) and the purchase of short-term investments ($6.3 million), partially offset by the sale of short-term investments ($6.8 million).

Net cash used in financing activities totaled $9.4 million for the year ended September 30, 2013, and was primarily related to payments to minority shareholders ($4.3 million), the stock buyback program ($4.1 million) and repayments of loans ($24.9 million), partly offset borrowings from banks ($20.9 million) and $2.9 million generated through issuance of new shares from the exercise of stock options.

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

As of September 30, 2013, $114.2 million of the total $137 million of cash, cash equivalents, and short-term investments, was held by our non-US subsidiaries, with the balance ($22.8 million) held by our US subsidiaries. As of that date, of the $18.6 million of the Group's indebtedness to banks, $4.0 million was owed by our US subsidiaries, and $14.6 million was owed by our non-US subsidiaries. We expect our existing domestic cash, cash equivalents, and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition, the US Company has $20.0 million in available and unused lines of credit at September 30, 2013. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents, and short-term investments held by our foreign subsidiaries.

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

Cash and cash equivalents decreased by $28.7 million during fiscal year 2012. Approximately $22.0 million in cash and cash equivalents were provided by operating activities, primarily as the result of the net income ($35.2 million) plus other non-cash items, principally depreciation and amortization ($13.9 million) and a decrease in accounts receivable ($7.6 million). Operating cash flow was negatively affected by the increase in inventories ($18.2 million) and by a decrease in accrued liabilities and pension obligations ($11.4 million) and income tax payable ($6.2 million).

Net cash used in investing activities totaled $39.4 million for the year ended September 30, 2012, and was primarily related to various additions to property and equipment ($27.3 million), acquisitions ($13.4 million), and purchase of short-term investments ($8.7 million), partially offset by proceeds from the sale of short-term investments ($9.8 million).

Net cash used in financing activities totaled $9.5 million for the year ended September 30, 2012, and was primarily related to the stock buyback program ($10.7 million) and repayments loans ($10.5 million), partly offset by borrowings from banks ($10.9 million).

The following table illustrates the Company’s contractual obligations as of September 30, 2014:

	Payments due by period (in thousands)
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long and short-term debt	$14,766	$3,255	$8,627	$1,540	$1,344
Pension obligations	26,165	793	1,895	2,511	20,966
Operating lease obligations	30,629	9,827	11,506	4,010	5,286
Purchase obligations *	93,756	71,292	19,989	1,413	1,062
Interest obligation	579	171	271	71	66
Other short- and long-term obligations reflected on the registrant's Balance Sheet	5,792	1,045	1,969	725	2,053
Total	$171,687	$86,383	$44,257	$10,270	$30,777

*	Purchase obligations include payments due under various types of agreements to purchase raw materials, services, or other goods.

Note – Uncertain tax benefit liabilities of $0.8 million are not included in the Company’s contractual obligation table, as the Company cannot make reasonable estimates about the timing of any required payments related to these liabilities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements or financing arrangements involving variable interest entities, except for the remaining unused credit lines amounting to $72.5 million.

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

Exchange differences upon translation from each operation’s functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of decreasing total equity by $7.8 million at September 30, 2014, as compared to increasing total equity by $17.1 million at September 30, 2013.

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

The following chart compares our net sales, gross profit, and income from operations for each of fiscal years 2014, 2013, and 2012, to the equivalent financial results calculated on a “constant currency” basis. Because this “constant currency” financial information does not conform to Generally Accepted Accounting Principles, it is presented under the caption “Non-GAAP Constant Currency”:

	Fiscal Year 2014		Fiscal Year 2013		Fiscal Year 2012
	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency	GAAP Actual	Non- GAAP Constant Currency
	(in millions)
Net sales	$530.1	$521.5	$560.1	$559.5	$540.1	$558.4
Gross profit	188.9	187.7	196.5	197.0	196.4	199.5
Income from operations	34.1	35.7	49.2	50.0	50.4	47.8

Between fiscal year 2013 and 2014, the average exchange rate for the Euro strengthened against the U.S. dollar by approximately 2.9%. The impact of this strengthening was to increase net sales and gross profit by $8.6 million and $1.2 million, respectively, because approximately 69% of fiscal year 2014 sales were denominated in other currencies, primarily the Euro. These exchange rate fluctuations had the effect of increasing operating expense by $2.9 million, thereby decreasing income from operations by $1.6 million.

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

Share-Based Payment

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite vesting period. We make judgments about the fair value of the awards, including the expected term of the award, volatility of the underlying stock and estimated forfeitures, which impact the amount of compensation expense recognized in the financial statements. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions, and other factors. The income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax laws, we receive a compensation expense deduction related to stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the statement of operations for all U.S.-based employees. Stock compensation expense related to non-U.S. employees is treated as a permanent difference for income tax purposes.

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

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments included a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities now have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company). Adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 amended guidance on balance sheet presentation, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01 which limited the scope of this guidance to derivatives, repurchase type agreements, and securities borrowing and lending transactions. The guidance from these updates became effective for the Company in fiscal year 2014. Adoption of this guidance did not have an impact on the Company's financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2014

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

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". The update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removed the restriction on using different benchmark rates for similar hedges. ASU 2013-10 has no effect on the financial statements as of September 30, 2013, but will be applicable to any hedging activity the Company enters into after July 17, 2013.

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

Interest Rate Sensitivity

As of September 30, 2014, the Company maintained cash equivalents and short-term investments of $141.7 million, consisting mainly of non-taxable interest bearing securities and demand deposits all with maturities of less than one year. If short-term interest rates were to increase or decrease by 10%, the impact on interest income would be less than $0.1 million.

As of September 30, 2014, the Company had $0.8 million of variable rate debt on which the interest rate is reset every three months, $3.1 million of variable rate debt on which the interest rate is reset every six months, $1.6 million of variable rate debt on which the interest rate is reset every twelve months, and $9.3 million of fixed rate debt. Maturities of this debt are as follows: $3.3 million is due in 2015, $4.0 million is due in 2016, $4.6 million is due in 2017, $1.2 million is due in 2018, $0.4 million is due annually from 2019 through 2022, and $0.2 million is due in 2023. A 10% change in the variable interest rates of the Company’s debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into two interest rate swap agreements to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. One swap agreement is for a total notional amount of Euro 0.6 million (equivalent to $0.8 million based on the exchange rate at September 30, 2014) and the other is for a total notional amount of Swiss francs 3.0 million (equivalent to $3.1 million based on the exchange rate at September 30, 2014).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At September 30, 2014, the Company held Japanese yen forward exchange contracts with notional amounts of Euro 1.7 million. The gains or losses resulting from a 10% change in currency exchange rates would be approximately $0.2 million and $0.3 million, respectively.

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

Evaluation of Disclosure Controls and Procedures

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2014, the end of its fiscal year. Management based its assessment on criteria established in “Internal Control - Integrated Framework” (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment. This assessment is supported by testing and monitoring performed by the Company’s Internal Audit organization.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is included in the “Election of Directors”, “Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors; Meetings and Compensation of Directors”, sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2015 Annual Meeting of Stockholders to be held in March 2015, and is incorporated by reference herein.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is included in the “Executive Compensation and Related Information” section of the Company’s Proxy Statement to be filed in connection with the Company’s 2015 Annual Meeting of Stockholders to be held in March 2015, and is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The following table sets forth the number of securities authorized for issuance under our equity compensation plans at September 30, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:
2002 Equity Incentive Plan	987,700		28 1/2	—
2007 Incentive Stock Plan	2,122,150	*	25 1/5	360,500
Total equity compensation plans approved by security holders	3,109,850		27 1/10	360,500
Equity compensation plans not approved by security holders	—		—	—
Total	3,109,850		27 1/10	360,500

* Does not include 84,000 shares that were issued as the annual grants of shares of common stock to outside Board of Directors.

The following table presents information regarding the beneficial ownership of our common stock by each person known to us to beneficially own more than 5% of our outstanding shares of common stock as of November 26, 2014.

Name and address of Beneficial Owner	Amount Beneficially Owned	Percent of Class Beneficially Owned

National Rural Electric Cooperative Association
4301 Wilson Boulevard
Arlington, VA 22203 (1)	1,458,799	5.20%
Third Avenue Management LLC
622 Third Avenue
32nd Floor
New York, NY 10017 (2)	1,701,340	6.07%
First Eagle Investment Management, LLC
1345 Avenue of the Americas
New York, NY 10105 (3)	1,906,810	6.8%
Franklin Resources, Inc.
Charles B. Johnson
Rupert H. Johnson, Jr.
One Franklin Parkway
San Mateo, CA 94403-1906
Franklin Advisory Services, LLC
One Parker Plaza
Ninth Floor
Fort Lee, NJ 07024-2938 (4)	2,333,864	8.32%
The Vanguard Group
100 Vanguard Boulevard
Malvem, PA 19355 (5)	1,718,408	6.13%
Royce & Associates, LLC
745 Fifth Avanue
New York, NY 10151 (6)	2,162,782	7.71%
Blackrock, Inc.
40 East 52nd Street
New York, NY 100022 (7)	2,867,582	10.22%

(1)	This information is based solely on a Schedule 13G, filed with the SEC on February 14, 2014, signed by Peter R. Morris.

(2)
This information is based solely on a Schedule 13G, filed with the SEC on February 14, 2014. Third Avenue Management LLC reported aggregate beneficial ownership of 1,701,340 shares, with sole voting power of 1,697,262 shares and sole dispositive power of 1,701,340 shares.

(3)	This information is based solely on a Schedule 13G/A, filed with the SEC on February 14, 2014, signed by Mark Goldstein.

(4)	This information is based solely on a Schedule 13G/A, filed with the SEC on February 12, 2014.

(5)
This information is based solely on a Schedule 13G/A, filed with the SEC on February 12, 2014. The Vanguard Group reported aggregate beneficial ownership of 1,718,408; sole voting power of 45,366; sole dispositive power of 1,674,642; and shared dispositive power of 43,766.

(6)	This information is based solely on a Schedule 13G/A, filed with the SEC on January 13, 2014.

(7)
This information is based solely on a Schedule 13G/A, filed with the SEC on January 10, 2014. Blackrock, Inc. reported aggregate beneficial ownership of 2,867,582; sole voting power of 2,756,483; and sole dispositive power of 2,867,582.

The remaining information required by this item is included in the "Security Ownership of Certain Beneficial Owners" and "Management" sections of the Company's Proxy Statement to be filed in connection with the Company's 2015 Annual Meeting of Stockholders to be held in March 2015, and is incorporated by reference herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information required by this item is included in the “Compensation Committee”, “Compensation Committee Interlocks and Insider Participation”, and “Certain Relationships and Related Transactions” sections of the Company’s Proxy Statement to be filed in connection with the Company’s 2015 Annual Meeting of Stockholders to be held in March 2015, and is incorporated by reference herein.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of ROFIN-BAASEL Lasertech GmbH & Co. KG (“CBL”), Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease contract upon two-year notice. The Company paid expenses, mainly for rental expenses, $0.9 million to Mr. Baasel during fiscal year 2014, and $0.8 million during fiscal years 2013 and 2012.

The Company believes that all transactions noted above have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2014 or has any material interest, direct or indirect, in any proposed transaction, having a value of $60,000 or more.

Indebtedness of Officers and Directors

Since the beginning of fiscal year 2004, there has been no indebtedness to the Company by any director or officer or associates of any such person, other than reimbursements for purchases, for ordinary travel and expense advances and for other transactions in the ordinary course of business.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under “Independent Public Accountants” in the definitive form of the Company’s Proxy Statement to be filed in connection with the Company’s 2014 Annual Meeting of Stockholders to be held in March 2015, is incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	1	Consolidated Financial Statements
The following financial statements are filed as part of this Form 10-K:
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets as of September 30, 2014, and 2013	F-2
Consolidated Statements of Operations for the years ended
		September 30, 2014, 2013, and 2012	F-4
Consolidated Statements of Comprehensive Income for the years ended
		September 30, 2014, 2013, and 2012	F-5
Consolidated Statements of Stockholders’ Equity for the years ended
		September 30, 2014, 2013, and 2012	F-6
Consolidated Statements of Cash Flows for the years ended
		September 30, 2014, 2013, and 2012	F-7
		Notes to Consolidated Financial Statements	F-8
	2	Financial Statement Schedules
		Schedule II – Valuation and Qualifying Accounts	F-32

Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

	3	Exhibits
The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

EXHIBIT NUMBER	DESCRIPTION

3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)

3.2	By-Laws of the Company, As Amended Through November 29, 2011 (*******)

4.1	Form of Rights Agreement (*)

10.1	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between ROFIN-SINAR Laser GmbH and Lohss GmbH (in German, English summary provided) (*)

10.2	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and ROFIN-SINAR Laser GmbH (in German, English summary provided) (*)

10.3	Lease Agreement, dated March 25, 1993, between DR Group and ROFIN-SINAR, Incorporated (Concept Drive property) (*)

10.4	ROFIN-SINAR Laser GmbH Pension Plan (in German, English summary provided) (*) (a)

10.5	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)

10.6	Form of Employment Agreement, dated as of September 2, 1996, among Peter Wirth, ROFIN-SINAR Laser GmbH, and ROFIN-SINAR Technologies Inc. (in German, English summary provided) (a)

10.7	Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, ROFIN-SINAR Laser GmbH, and ROFIN-SINAR Technologies Inc. (in German, English summary provided) (*) (a)

10.8	Lease Agreement between Carl Baasel and ROFIN-SINAR Laser GmbH (**)

10.9	2002 Equity Incentive Plan (****) (a)

10.10	2007 Incentive Stock Plan (******) (a)

14.1	Code of Business Ethics (*****)

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

EXHIBIT NUMBER	DESCRIPTION

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.

(**)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.

(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.

(*****)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.

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

Date: November 26, 2014	ROFIN-SINAR TECHNOLOGIES INC.

	By:	/s/ Günther Braun
Günther Braun
President, Chief Executive Officer, and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Wirth	Chairman of the Board	November 26, 2014
Peter Wirth

/s/ Günther Braun	President, Chief Executive Officer,	November 26, 2014
Günther Braun	and Director

/s/ Ingrid Mittelstaedt	Chief Financial Officer	November 26, 2014
Ingrid Mittelstaedt

/s/ Ralph Reins	Director	November 26, 2014
Ralph Reins

/s/ Gary Willis	Director	November 26, 2014
Gary Willis

/s/ Carl F. Baasel	Director	November 26, 2014
Carl F. Baasel

/s/ Daniel Smoke	Director	November 26, 2014
Daniel Smoke

/s/ Stephen Fantone	Director	November 26, 2014
Stephen Fantone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
ROFIN-SINAR Technologies Inc. and Subsidiaries
Plymouth, Michigan
We have audited the accompanying consolidated balance sheets of ROFIN-SINAR Technologies Inc. and subsidiaries (the "Company") as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15 (the “financial statement schedule”). We also have audited the Company's internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ROFIN-SINAR Technologies Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Detroit, MI
December 1, 2014

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$128,537	$133,733
Short-term investments	13,121	3,244
Accounts receivable, trade	111,364	114,088
Less allowance for doubtful accounts	(3,338)	(3,423)
Trade accounts receivable, net	108,026	110,665
Accounts receivable from related party (note 15)	—	5
Other accounts receivable	4,885	7,893
Inventories, net (note 3)	190,321	198,460
Prepaid expenses	5,449	4,474
Deferred income tax assets (note 10)	23,536	22,818
Total current assets	473,875	481,292

Long-term investments (note 2)	—	1,900
Property and equipment, at cost (note 4)	180,746	180,397
Less accumulated depreciation	(101,043)	(93,485)
Property and equipment, net	79,703	86,912
Deferred income tax assets (note 10)	16,890	13,446
Goodwill (note 5)	100,355	104,404
Intangibles, net (note 5)	15,712	10,674
Other assets	2,050	1,282
Total assets	$688,585	$699,910

LIABILITIES AND EQUITY
Current liabilities:
Line of credit and short-term borrowings (note 7 and 8)	$3,255	$3,709
Accounts payable, trade	22,702	24,596
Accounts payable to related party (note 15)	443	331
Income taxes payable (note 10)	5,872	5,290
Deferred income tax liabilities (note 10)	4,437	4,651
Accrued liabilities (note 6)	63,144	69,937
Total current liabilities	99,853	108,514

Long-term debt (note 8)	11,511	14,913
Pension obligations (note 11)	25,692	24,070
Deferred income tax liabilities (note 10)	7,303	5,040
Other long-term liabilities	5,517	3,955
Total liabilities	149,876	156,492
Commitments and contingencies (note 9)

Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,884,000 shares issued at September 30, 2014 (32,725,950 shares issued at September 30, 2103)	329	327
Additional paid-in capital	232,832	228,124
Retained earnings	487,976	462,808
Accumulated other comprehensive income (loss)	(14,072)	11,533
Treasury shares, at cost, 4,871,884 shares at September 30, 2014 (4,601,681 at September 30, 2013)	(169,262)	(163,026)
Total ROFIN-SINAR Technologies Inc. stockholders’ equity	537,803	539,766
Noncontrolling interest in subsidiaries	906	3,652
Total equity	538,709	543,418
Total liabilities and equity	$688,585	$699,910
See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012
(dollars in thousands, except share and per share amounts)

	Years ended September 30,
	2014	2013	2012
Net sales	$530,117	$560,068	$540,121
Cost of goods sold	341,202	363,559	343,769
Gross profit	188,915	196,509	196,352

Selling, general and administrative expenses	106,051	101,726	101,088
Research and development expenses	45,900	43,014	42,604
Amortization expense	2,906	2,553	2,279
Income from operations	34,058	49,216	50,381

Other expense (income):
Interest income	(485)	(541)	(692)
Interest expense	719	595	681
Foreign currency losses (gains)	(1,425)	452	(1,358)
Miscellaneous	(1,431)	(445)	(642)
Total other expense (income), net	(2,622)	61	(2,011)

Income before income taxes	36,680	49,155	52,392
Income tax expense (note 10)	11,528	14,139	17,180
Net income	25,152	35,016	35,212
Less: net income (loss) attributable to the noncontrolling interest	(16)	261	682
Net income attributable to RSTI	$25,168	$34,755	$34,530

Net income attributable to RSTI per share (note 12):
Per Share of Common Stock Basic	$0.90	$1.23	$1.21
Per Share of Common Stock Diluted	$0.89	$1.22	$1.20

Weighted average shares used in computing earnings per share (note 12):
Basic	28,073,081	28,188,849	28,498,395
Diluted	28,222,191	28,391,762	28,744,267

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012
(dollars in thousands)

	Years ended September 30,
	2014	2013	2012
Net income	$25,152	$35,016	$35,212

Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $15 and $25 and tax benefits of $5	47	80	(9)
Foreign currency translation adjustments	(24,850)	14,830	(11,133)
Defined benefit pension plans, net of tax benefit of $391 and tax expense of $619 and tax benefit $1,679 (note 11)	(802)	859	(3,540)
Other comprehensive income (loss), net of tax	$(25,605)	$15,769	$(14,682)
Total comprehensive income (loss)	$(453)	$50,785	$20,530

Less: Total comprehensive income (loss) attributable to the noncontrolling interest	(16)	261	682
Total comprehensive income (loss) attributable to RSTI	$(437)	$50,524	$19,848

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012
(dollars in thousands, except share data)

	Number of Common Shares Outstanding	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	ROFIN-SINAR Technologies Stockholders’ Equity	Non- Controlling Interests	Total Equity
BALANCES at September 30, 2011	28,486,759	$324	$217,896	$393,523	$10,446	$(148,232)	$473,957	4,660	$478,617
Total comprehensive income (loss)				34,530	(14,682)		19,848	682	20,530
Common stock issued in connection with Stock Incentive Plans	91,400	1	5,443	—	—	—	5,444	—	5,444
Purchases of treasury stock	(505,195)	—	—	—	—	(10,672)	(10,672)	—	(10,672)
BALANCES at September 30, 2012	28,072,964	$325	$223,339	$428,053	$(4,236)	$(158,904)	$488,577	$5,342	$493,919
Total comprehensive income (loss)				34,755	15,769	—	50,524	261	50,785
Purchase of non-controlling interest	—	—	(2,332)	—	—	—	(2,332)	(1,951)	(4,283)
Common stock issued in connection with Stock Incentive Plans	230,450	2	7,117	—	—	—	7,119	—	7,119
Purchases of treasury stock	(179,145)	—	—	—	—	(4,122)	(4,122)	—	(4,122)
BALANCES at September 30, 2013	28,124,269	$327	$228,124	$462,808	$11,533	$(163,026)	$539,766	$3,652	$543,418
Total comprehensive income (loss)				25,168	(25,605)	—	(437)	(16)	(453)
Purchase of non-controlling interest	—	—	(2,302)	—	—	—	(2,302)	(2,730)	(5,032)
Common stock issued in connection with Stock Incentive Plans	158,050	2	7,010	—	—	—	7,012	—	7,012
Purchases of treasury stock	(270,203)	—	—	—	—	(6,236)	(6,236)	—	(6,236)
BALANCES at September 30, 2014	28,012,116	$329	$232,832	$487,976	$(14,072)	$(169,262)	$537,803	$906	$538,709

See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014, 2013, AND 2012
(dollars in thousands)

	Years ended September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,152	$35,016	$35,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,312	15,318	13,924
Issuance of restricted stock	292	245	222
Provision for doubtful accounts	889	156	1,176
Exchange rate (gains) losses	(837)	540	(1,356)
Loss (gains) on disposal of property and equipment	(55)	398	151
Stock-based compensation expenses	4,282	3,929	4,466
Deferred income taxes	(2,178)	(2,542)	(1,744)
Other non-cash income	(1,000)	—	—
Change in operating assets and liabilities:
Accounts receivable, trade	(3,560)	(469)	7,594
Other accounts receivable	2,866	(2,698)	120
Inventories	(1,972)	10,068	(18,172)
Prepaid expenses and other	(2,316)	1,582	(1,958)
Accounts payable	(653)	(2,247)	(94)
Income taxes payable	1,221	(1,320)	(6,185)
Accrued liabilities and pension obligations	(3,899)	(952)	(11,380)
Net cash provided by operating activities	35,544	57,024	21,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(10,389)	(16,168)	(27,283)
Proceeds from the sale of property and equipment	231	128	173
Purchases of short-term investments	(38,671)	(6,253)	(8,707)
Proceeds from the sale of short-term and long-term investments	30,499	6,771	9,841
Acquisitions	(5,891)	—	(13,413)
Net cash used in investing activities	(24,221)	(15,522)	(39,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of debt	39,726	20,878	10,949
Repayments to bank	(41,677)	(24,869)	(10,483)
Purchase of treasury stock	(6,236)	(4,122)	(10,672)
Issuance of common stock	2,389	2,945	460
Excess tax benefit from stock options	48	2	295
Payments to subsidiary’s minority shareholders	(4,911)	(4,262)	—
Net cash used in financing activities	(10,661)	(9,428)	(9,451)
Effect of foreign currency translation on cash	(5,858)	2,924	(1,813)
Net increase (decrease) in cash and cash equivalents	(5,196)	34,998	(28,677)
Cash and cash equivalents at beginning of year	133,733	98,735	127,412
Cash and cash equivalents at end of year	$128,537	$133,733	$98,735
Cash paid during the year for interest	$355	$614	$714
Cash paid during the year for income taxes	$10,716	$21,560	$24,812
See accompanying notes to consolidated financial statements

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014, 2013, and 2012
(dollars in thousands, except per share amounts)

1.          SUMMARY OF ACCOUNTING POLICIES

Description of the Company and Business

The primary business of ROFIN-SINAR Technologies Inc. (“ROFIN” or “RSTI” or “the Company”) is to develop, manufacture, and market industrial lasers and supplies used for material processing applications. The majority of the Company’s customers are in the machine tool, automotive, semiconductor, and electronics industries and are located in the United States, Europe, and Asia. For the years ended September 30, 2014, 2013, and 2012, ROFIN generated approximately 58% , 61%, and 61% , respectively, of its revenues from the sale of lasers and laser systems. For the years ended September 30, 2014, 2013, and 2012, approximately 42%, 39%, and 39%, respectively, of its revenues were generated from sales of after-sales services, replacement parts, and components for laser products.

The accompanying financial statements present the historical financial information of ROFIN-SINAR Technologies Inc., its wholly-owned subsidiaries ROFIN-SINAR, Inc. (“RS Inc.”), PRC Laser Corp. (“PRC”), Lee Laser, Inc. (“Lee”), ROFIN-BAASEL Canada Ltd., DILAS Diode Laser, Inc., Corelase Oy, Nufern, ROFIN-SINAR Technologies Europe S.L.U. (“RSTE”), Nanjing Eastern Technologies Company, Ltd. (“NETC”) and its 80%-owned subsidiaries Nanjing Eastern Laser Company, Ltd. (“NELC”). RSTE, a European holding company, includes the consolidated accounts of its wholly-owned subsidiaries ROFIN-SINAR Laser GmbH (“RSL”), DILAS Diodenlaser GmbH (“DILAS”), ROFIN-BAASEL Italiana S.r.l., ROFIN-BAASEL France SAS, ROFIN-SINAR UK Ltd., ROFIN-BAASEL UK Ltd., ROFIN-BAASEL Benelux B.V., ROFIN-BAASEL Singapore Pte., Ltd., ROFIN-BAASEL Espana S.L.U. (“RBE”), ROFIN-BAASEL Taiwan Ltd., ROFIN-BAASEL Korea Co., Ltd., ROFIN-LASAG AG (“LASAG”) and ROFIN-BAASEL Swiss AG.

ROFIN-BAASEL UK Ltd. includes the consolidated accounts of its wholly-owned subsidiary ES Technology Ltd.

The financial statements of PRC include the consolidated accounts of PRC Laser Europe N.V., Belgium.

RSL includes the consolidated accounts of its wholly-owned subsidiaries, ROFIN-BAASEL Japan Corp., Rasant-Alcotec Beschichtungstechnik GmbH (“Rasant”), ROFIN-BAASEL Lasertech GmbH & Co. KG (“CBL”), Optoskand AB (“Optoskand”), CBL Verwaltungsgesellschaft mbH, m2k-laser GmbH (“m2k“), ROFIN BAASEL Laser India Pvt. Ltd., and ROFIN-BAASEL China Co., Ltd.

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

•
On each of October 26, 2011, and March 12, 2012, the Company purchased an additional 5% of the share capital, and on November 18, 2013, the Company purchased the remaining 10% of the shares capital of m2k-laser GmbH through ROFIN-SINAR Laser GmbH under an option agreement between the Company and the minority shareholders of m2k-laser GmbH. As a result of those share purchases, the Company currently holds 100% of the share capital of m2k-laser GmbH.

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

•
Effective December 20, 2013, the Company acquired the remaining 12% of the common stock of ROFIN-BAASEL Japan Corp. through its wholly-owned subsidiary RSL. The Company currently holds 100% of the share capital of ROFIN-BAASEL Japan Corp.

•
Effective June 12, 2014, the Company acquired the remaining 5% of the common stock of DILAS Diodenlaser GmbH through its wholly-owned subsidiary RSTE. The Company currently holds 100% of the share capital of DILAS Diodenlaser GmbH.

None of these acquisitions were material for the purpose of proforma presentation.

The Company also completed the following acquisition of certain assets.

•
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

Total depreciation expense for the years ended September 30, 2014, 2013, and 2012, amounted to $14,406, $12,765, and $11,646, respectively.

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

Research and Development Expenses

Research and development costs are expensed when incurred and are net of primarily German and other European governments and European Union grants of $1,555, $2,437, and $1,638, received for the years ended September 30, 2014, 2013, and 2012, respectively. The Company has no future obligations under such grants.

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

Interest rate swap agreements designated as hedges of the Company’s financial liabilities are recorded in the consolidated balance sheet at fair value. Adjustments to the fair value of the derivative asset or liability are recorded as an adjustment to other comprehensive income. One swap agreement is for a total notional amount of Euro 0.6 million and the other is for a total notional amount of Swiss francs 3.0 million.

From time to time, the Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its sales transactions denominated in foreign currencies. The gains and losses from these foreign currency forward contracts and forward exchange options are reflected in the consolidated statement of operations. At September 30, 2014, the Company held a Japanese yen forward exchange contract with a notional amount of Euro 1.7 million.

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

In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The amendments included a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities now have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company). Adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”. ASU 2011-11 amended guidance on balance sheet presentation, to converge the presentation of offsetting assets and liabilities between U.S. GAAP and IFRS. ASU 2011-11 requires that entities disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU 2013-01 which limited the scope of this guidance to derivatives, repurchase type agreements, and securities borrowing and lending transactions. The guidance from these updates became effective for the Company in fiscal year 2014. Adoption of this guidance did not have an impact on the Company's financial statements.

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

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2014

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

In July 2013, the FASB issued ASU 2013-10, "Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes". The update permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR). The update also removed the restriction on using different benchmark rates for similar hedges. ASU 2013-10 has no effect on the financial statements as of September 30, 2013, but will be applicable to any hedging activity the Company enters into after July 17, 2013.

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

2.          FAIR VALUE MEASUREMENTS

Financial assets and liabilities, measured at fair value on a recurring basis, are classified on the valuation hierarchy in the table below:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,537	$128,537	$—	$—
Short-term investments	13,121	13,121	—	—
Derivatives	(92)	—	(92)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$142,116	$141,658	$458	$—

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$133,733	$133,733	$—	$—
Short-term investments	3,244	3,244	—	—
Derivatives	(126)	—	(126)	—
Non-current auction rate securities	1,900	—	—	1,900
Other long-term assets	250	—	250	—
Total assets and liabilities at fair value	$139,001	$136,977	$124	$1,900

The changes in the fair value measurement of investments using significant unobservable inputs (level 3), are as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
September 30, 2012	$3,200
Settlements	(1,300)
September 30, 2013	$1,900
Settlements	(1,900)
September 30, 2014	$—
All level 3 investments were auction rate securities which are variable rate securities tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. All level 3 investments were settled at par value.

3.          INVENTORIES

Inventories, net of obsolescence and lower of cost or market reserves, are summarized as follows:

	September 30,
	2014	2013
Finished goods	$31,625	$30,177
Work in progress	41,057	43,870
Raw materials and supplies	68,298	71,367
Demo inventory	18,268	20,691
Service parts	31,073	32,355
Total inventories	$190,321	$198,460

4.          PROPERTY AND EQUIPMENT

Property and equipment include the following:

	September 30,
	2014	2013
Buildings	$44,290	$44,135
Technical machinery and equipment	67,241	61,890
Construction in progress	2,064	6,864
Furniture and fixtures	30,385	31,144
Computers and software	8,777	8,352
Leasehold improvements	27,989	28,012
Total property and equipment, at cost	$180,746	$180,397

5.          GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended September 30, 2014 and 2013, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2012	$41,802	$13,156	$46,657	$101,615
Additional goodwill from acquisitions	—	—	—	—
Currency exchange differences	1,881	141	767	2,789
Balance as of September 30, 2013	$43,683	$13,297	$47,424	$104,404
Additional goodwill from acquisitions	—	—	—	—
Currency exchange differences	(2,745)	(206)	(1,098)	(4,049)
Balance as of September 30, 2014	$40,938	$13,091	$46,326	$100,355

The carrying values of other intangible assets are as follows:

	September 30, 2014		September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$17,947	$8,721	$10,764	$8,270
Customer base	18,404	16,883	19,084	16,778
Other	22,101	17,136	22,389	16,515
Total	$58,452	$42,740	$52,237	$41,563

Patents are amortized on a straight-line basis over the life of the patent which ranges from 1 to 20 years. Customer base is amortized on a straight-line basis over seven years. Other intangible assets mainly comprised of software and unpatented technology are amortized on a straight-line basis between 1 and 16 years. Amortization expense for the years ended September 30, 2014, 2013, and 2012, was $2,906, $2,553, and $2,279, respectively.

At September 30, 2014, estimated amortization expense of existing intangible assets for the next five fiscal years based on the average exchange rates as of September 30, 2014, is as follows:

Amortization Expense
2015	$3,000
2016	1,900
2017	1,700
2018	1,300
2019	1,100

6.          ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	September 30,
	2014	2013
Employee compensation	$21,822	$23,402
Warranty reserves	10,778	12,301
Other taxes payable	665	320
Customer deposits	12,379	16,242
Other	17,500	17,672
Total accrued liabilities	$63,144	$69,937

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and expectation of future conditions.

The change in warranty reserves for the years ended September 30, 2014 and 2013, are as follows:

Balance as of September 30, 2012	$11,894
Additional accruals for warranties during the period	4,351
Usage during the period	(4,356)
Currency translation	412
Balance as of September 30, 2013	$12,301
Additional accruals for warranties during the period	5,105
Usage during the period	(6,074)
Currency translation	(554)
Balance as of September 30, 2014	$10,778

7.          LINES OF CREDIT

The Company maintains $20,000 in short-term lines of credit in the U.S. As of September 30, 2014, $20,000 remained unused and available for future use. As of September 30, 2013, $20,000 was available under short-term lines of credit in the U.S.

In addition, the Company’s non-U.S. subsidiaries have short-term credit lines amounting to $45,029, which allow them to borrow in the applicable local currency. At September 30, 2014 and 2013, direct borrowings under these agreements totaled $1,555 and $2,071, respectively. Additionally, $2,030 and $1,459 were used for bank guarantees under those lines of credit as of September 30, 2014 and 2013, respectively. The remaining unused portion of the lines of credit at September 30, 2014, was $41,444, in aggregate. Interest rates vary from 0.54% to 2.60%, depending upon the country and the usage made of the available credit.

Furthermore, the Company also maintains credit lines specific to bank guarantees amounting to $13,764 and $21,235 as of September 30, 2014 and 2013, respectively, of which $2,696 and $7,726 was used as of September 30, 2014 and 2013, respectively.

The Company is subject to financial covenants under some of these lines of credit, which could restrict the Company from drawing money under them.

8.          LONG-TERM DEBT

Long-term debt included in the Consolidated Balance Sheets is comprised of the following:

	September 30,
Description	2014	2013
2.53% Term loan due 2015	$758	$1,897
1.85% Term loan due 2018	3,157	3,388
1.7% Term loan due 2017	3,157	3,388
2.6% Term loan due 2016	3,139	3,879
1.0% State of Connecticut Term loan due 2023	3,000	4,000
Total long-term debt facilities	13,211	16,551
Current portion of long-term debt included in line of credit and short term borrowings	1,700	1,638
Total long-term debt	$11,511	$14,913

Principal payments of long-term debt as of September 30, 2014, are as follows:

Fiscal year ending September 30,	Total
2016	$4,043
2017	4,584
2018	1,165
2019	375
2020 and thereafter	1,344
$11,511

9.        COMMITMENTS

The Company leases operating facilities and equipment under various operating leases. The lease agreements require payment of real estate taxes, insurance, and maintenance expenses by the Company.

Minimum lease payments for future fiscal years under non-cancellable operating leases as of September 30, 2014, are:

Fiscal year ending September 30,	Total
2015	$9,827
2016	7,063
2017	4,443
2018	2,253
2019	1,757
2020 and thereafter	5,286

Rent expense charged to operations for the years ended September 30, 2014, 2013, and 2012, approximated $10,786, $10,733, and $10,061, respectively.

Purchase obligations for payments due under various types of agreements to purchase raw materials, services, and other goods as of September 30, 2014, are:

Less than 1 Year	$71,292
1 - 3 Years	19,989
3 - 5 Years	1,413
More than 5 years	1,062

10.        INCOME TAXES

Significant components of the income tax provision are as follows:

	Years ended September 30,
	2014	2013	2012
Current:
United States	$4,350	$4,393	$5,710
Foreign	9,356	12,288	13,214
Total current	13,706	16,681	18,924
Deferred:
United States	(1,202)	(1,107)	(1,145)
Foreign	(976)	(1,435)	(599)
Total deferred	(2,178)	(2,542)	(1,744)
Total income tax expense	$11,528	$14,139	$17,180

Income (Loss) before income taxes is attributable to the following geographic regions:

	Years ended September 30,
	2014	2013	2012
United States	$5,383	$10,131	$9,101
Germany	5,000	19,215	28,112
France	227	(562)	77
Italy	515	1,146	794
Singapore	2,832	2,535	2,454
United Kingdom	8,150	8,631	7,442
Switzerland	3,612	2,003	(945)
China	6,190	4,381	2,139
Japan	481	175	996
Other	4,290	1,500	2,222
Total income before income taxes	$36,680	$49,155	$52,392
The difference between actual income tax expense and the amount computed by applying the U.S. federal income tax rate is as follows:

	Years ended September 30,
	2014	2013	2012
U.S. federal statutory tax rate	35%	35%	35%
Computed “expected” tax expense	$12,838	$17,154	$18,316
Difference between U.S. and foreign statutory rates	(3,087)	(3,617)	(2,828)
Other permanent differences	(67)	(87)	134
Research & development credits	(276)	(935)	—
Adjustment of valuation allowance	(401)	(3)	(151)
Change in statutory tax rates	774	37	(135)
Non deductible expenses	1,212	1,106	1,252
Other	535	484	592
Actual tax expense	$11,528	$14,139	$17,180

Total income taxes for the years ended September 30, 2014, 2013, and 2012, were allocated as follows:

	Years ended September 30,
	2014	2013	2012
Income taxes from operations	$11,528	$14,139	$17,180
Stockholders’ equity:
Tax benefit applicable to the exercise of stock options	(48)	(2)	(295)
Tax (benefit) expense applicable to defined benefit pension plan	(391)	619	(1,679)
Tax (benefit) expense applicable to the fair value of interest swap agreements	15	25	(5)
Total income tax	$11,104	$14,781	$15,201

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of net deferred income taxes are as follows:

	September 30,
	2014	2013
Deferred income tax assets:
Foreign
Net operating loss carryforwards	$5,231	$5,029
Inventories	5,809	5,647
Pension obligations	2,984	2,813
Accounts payable	105	83
Accounts receivable	100	—
Other	871	931
Total Foreign	15,100	14,503
United States:
Net operating loss carryforwards	6,970	7,428
Tax credits	122	122
Warranty reserve	918	918
Inventories	7,312	6,516
Allowance for doubtful accounts	272	253
Accrued liabilities	911	676
Pension obligations	1,476	1,071
Property & equipment	—	70
Accounts receivables	236	119
Stock-based compensation expense	2,356	2,189
Other	144	341
Total United States	20,717	19,703
Gross deferred income tax assets	35,817	34,206
Less: Valuation allowance	(2,687)	(3,088)
Net deferred income tax assets	$33,130	$31,118
Deferred income tax liabilities:
Foreign:
Property & equipment	(400)	(689)
Intangibles	(2,800)	(2,384)
Accounts receivable	—	(12)
Other	(1,084)	(1,320)
Total Foreign	(4,284)	(4,405)
United States:
Property & equipment	(2)	—
Non-US earnings	(158)	(140)
Total United States	(160)	(140)
Gross deferred income tax liabilities	(4,444)	(4,545)
Net deferred income tax assets	$28,686	$26,573

The total deferred income tax assets (liabilities) are included in the accompanying consolidated balance sheet as follows:

	September 30,
	2014	2013
Deferred income tax assets – current	$23,536	$22,818
Deferred income tax assets – non-current	16,890	13,446
Deferred income tax liabilities – current	(4,437)	(4,651)
Deferred income tax liabilities – non-current	(7,303)	(5,040)
Net deferred income tax assets	$28,686	$26,573

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

At September 30, 2014, the Company had state net operating tax loss carryforwards available of $38,195 in the United States (which start to expire in 2022). Additionally, the Company had federal net operating tax loss carryforwards available of $12,031 in the United States, $7,935 in Germany, and $13,963 in other European/Asian countries (which start to expire in 2017). As of September 30, 2014, deferred tax assets, net of valuation allowances related to these operating tax losses and tax credits, amounted to $9,635.

We have accumulated undistributed earnings of foreign subsidiaries aggregating approximately $440 million at September 30, 2014. These earnings are expected to be indefinitely reinvested outside of the United States. If those earnings were distributed in the form of dividends or otherwise, they would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits), state income taxes and withholding taxes payable to the various foreign countries. It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and SG&A, respectively. The Company classified the unrecognized tax benefit as non-current because payment is not anticipated within one year of the balance sheet date. As of September 30, 2014, the Company's gross unrecognized tax benefits totaled $770, which includes $205 of interest and penalties. Approximately $565 of unrecognized tax benefits would impact the effective tax rate, if recognized. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding the related accrual for interest, is as follows:

Balance at September 30, 2011	$828
Decreases in tax positions for prior years	(392)
Increases in tax positions for current years	—
Settlements with taxing authorities	—
Balance at September 30, 2012	$436
Decreases in tax positions for prior years	—
Increases in tax positions for current years	38
Settlements with taxing authorities	—
Balance at September 30, 2013	$474
Decreases in tax positions for prior years	(85)
Increases in tax positions for current years	381
Settlements with taxing authorities	—
Balance at September 30, 2014	$770

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for years through 2008. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for years before 2008.

11.        EMPLOYEE BENEFIT PLANS

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

The following table sets forth the funded status of the plans at the balance sheet dates:

	September 30,
	2014		2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$34,261		$32,615
Service cost	943		1,024
Interest cost	1,282		1,279
Actuarial losses (gains)	1,673		(658)
Settlement	—		(168)
Foreign exchange rate impacts	(1,128)		731
Benefits paid – total	(590)		(562)
Projected benefit obligation at end of year	36,441		34,261
Projected benefit obligation at end of year:
U.S. plans	14,275		12,707
Foreign plans	22,166		21,554
Projected benefit obligation at end of year	36,441		34,261
Change in plan assets:
Fair value of plan assets at beginning of year	9,803		9,008
Actual return on plan assets	732		883
Employer contributions	—		200
Foreign exchange rate impacts	—		2
Settlement	—		(56)
Benefits paid – funded plans	(259)		(234)
Fair value of plan assets at end of year	10,276		9,803
Fair value of plan assets at end of year:
U.S. plans	10,276		9,803
Foreign plans	—		—
Fair value of plan assets at end of year	10,276		9,803
Funded status at end of year	$(26,165)	*	$(24,458)	*

Amounts recognized in the consolidated balance sheet
Accrued benefit liability	$(26,165)	$(24,458)
Accumulated other comprehensive loss (pre-tax)	9,257	8,064
Net amount recognized	$(16,908)	$(16,394)

*$473 and $388 relate to expected payments in the following twelve months for the Company’s unfunded non-US plans and are therefore classified in current “Accrued liabilities” in the consolidated balance sheets as of September 30, 2014 and 2013, respectively.

	September 30,
	2014	2013
Information for pension plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$36,441	$34,261
Accumulated benefit obligation	33,716	31,129
Fair value of plan assets	10,276	9,803

	September 30,
	2014	2013
Components of net periodic benefit cost and other amounts recognized in other comprehensive income
Net periodic benefit cost
Service Cost	$943	$1,024
Interest Cost	1,282	1,279
Expected return on plan assets	(667)	(606)
Amortization of net loss	341	494
Amortization of prior service cost	75	49
Net periodic benefit cost	$1,974	$2,240

Other changes in plan assets and benefit obligations recognized in other comprehensive income (pre-tax)
Net loss (gain)	1,268	(1,429)
Amortization of prior service cost	(75)	(49)
Total recognized in other comprehensive income	$1,193	$(1,478)
Total recognized in net periodic benefit cost and other comprehensive income	$3,167	$762

The weighted average assumptions used in the valuation of the plan are as follows:

	September 30,
	2014	2013
Discount rate to determine benefit obligations:
United States	4.22%	4.66%
Foreign	2.40%	3.50%
Discount rate to determine net periodic benefit cost:
United States	4.66%	3.78%
Foreign	3.50%	3.80%
Expected return on plan assets
United States	7.00%	7.00%
Foreign	—%	—%
Rate of compensation increase
United States	3.0%	3.0%
Foreign	3.0%	3.0%

The Company recognizes the over (under) funded status of the defined benefit plans in the statement of financial position. The Company also recognizes, in other comprehensive income, certain gains and losses that arise during the period but are deferred under current pension accounting rules.

Expected benefit payments for each of the next five fiscal years and for the five years aggregated thereafter is as follows: $793 in 2015, $807 in 2016, $1,089 in 2017, $1,416 in 2018, $1,095 in 2019, and $7,942 thereafter.

The Company’s pension plan asset allocations at September 30, 2014 and 2013, by asset category are as follows:

	2014			2013
	Dollar Value	Percentage	Target Allocation	Dollar Value	Percentage
Certificates of Deposit	$—	—%	5%	$369	4%
Equity Securities	5,208	51%	50%	5,236	53%
Debt Securities	5,068	49%	45%	4,198	43%
Total Plan Assets	$10,276	100%	100%	$9,803	100%

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

The fair values of our pension plan assets, by level within the fair value hierarchy, are as follows:

	September 30, 2014
Asset Categories	Level 1	Level 2	Level 3	Total
Equity Securities
Small Cap	$—	$209	$—	$209
Mid Cap	—	494	—	494
Large Cap	—	1,853	—	1,853
Total Market Stock	—	867	—	867
International	—	1,441	—	1,441
Emerging Markets	—	344	—	344
Debt Securities
Bonds & Mortgages	—	3,866	—	3,866
Inflation Protected	—	519	—	519
High Yield	—	514	—	514
Money Market	—	169	—	169
Total Plan Assets	$—	$10,276	$—	$10,276

	September 30, 2013
Asset Categories	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$369	$—	$369
Equity Securities
Small Cap	—	261	—	261
Mid Cap	—	541	—	541
Large Cap	—	2,924	—	2,924
International	—	1,286	—	1,286
Emerging Markets	—	224	—	224
Debt Securities
Bonds & Mortgages	—	3,143	—	3,143
Inflation Protected	—	452	—	452
High Yield	—	483	—	483
Money Market	—	120	—	120
Total Plan Assets	$—	$9,803	$—	$9,803

RS Inc., RB Inc., PRC, Lee Laser, ROFIN-BAASEL Canada Ltd., DILAS Diode Laser, Inc., and Nufern have 401(k) plans for the benefit of all eligible U.S. employees, as defined by the plan. Participating employees may contribute up to 16% of their qualified annual compensation. Those subsidiaries match 50% of the first 5 to 6% of the employees’ compensation contributed as a salary deferral. Company contributions for the years ended September 30, 2014, 2013, and 2012, were $701, $719, and $617, respectively.

12.        EARNINGS PER COMMON SHARE

The calculation of the weighted average number of common shares outstanding for each period is as follows:

	Years ended September 30,
	2014	2013	2012
Weighted number of shares for basic earnings per common share	28,073,081	28,188,849	28,498,395
Potential additional shares due to outstanding dilutive stock options	149,110	202,913	245,872
Weighted number of shares for diluted earnings per common share	28,222,191	28,391,762	28,744,267

The weighted-average diluted shares outstanding for the years ended September 30, 2014, 2013, and 2012, excludes the dilutive effect of approximately 2,927 thousand, 2,557 thousand, and 2,205 thousand stock options, respectively, since the impact of including these options in diluted earnings per share for these years was antidilutive.

13.        ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income is comprised of the following:

	September 30,
	2014	2013	2012
Foreign currency translation adjustment	$(7,759)	$17,091	$2,261
Defined benefit pension plans (net of taxes of $3,006 in 2014, $2,615 in 2013, and $3,234 in 2012)	(6,251)	(5,449)	(6,308)
Fair value of interest swap agreements (net of taxes of $18 in 2014, $33 in 2013, and $59 in 2012)	(62)	(109)	(189)
Total accumulated other comprehensive income (loss)	$(14,072)	$11,533	$(4,236)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the year ended September 30, 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2013	$(5,449)	$17,091	$(109)	$11,533
Other comprehensive income before reclassifications	—	(24,850)	47	(24,803)
Amounts reclassified from accumulated other comprehensive income	(802)	—	—	(802)
Balance at September 30, 2014	$(6,251)	$(7,759)	$(62)	$(14,072)

The reclassifications out of Accumulated Other Comprehensive Income for the year ended September 30, 2014, are as follows:

September 30, 2014
Unamortized loss on defined benefit pension plans
Amortization	$(1,193)
Tax effects	391
Total reclassification for the period	$(802)

14.        TREASURY STOCK

On February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The shares may be repurchased from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the year ended September 30, 2014, the Company purchased approximately 0.3 million shares of common stock, at an average price of $23.08, under the stock buyback program for a total price of $6,236.

15.        RELATED PARTY TRANSACTIONS

The Company had sales to its minority shareholder in Japan amounting to $4, $458, and $853, in fiscal years 2014, 2013 and 2012, respectively, and purchases from the minority shareholder only in fiscal year 2013 amounting to $29. As of September 30, 2013, the accounts receivable with the minority shareholder in Japan amounted to $5. Effective December 20, 2013, the Company acquired the remaining 12% of the common stock of ROFIN-BAASEL Japan Corp. from the minority shareholder in Japan.

The Company maintains other accounts payable to related party in China amounting to $317 and $319 and as of September 30, 2014 and 2013, respectively.

In fiscal year 2014, the Company had expenses of $57, compared to $151 in fiscal year 2013, mainly for purchases of materials and services, from the minority shareholder of m2k. At September 30, 2013, the Company had accrued $189 for the put/call option to purchase the remaining interests in m2k and $305 was capitalized for accumulated interest losses. Effective November 18, 2013, the Company purchased the remaining 10% of the share capital of m2k through its wholly-owned subsidiary RSL under the option agreement between the Company and the minority shareholders of m2k.

Effective June 12, 2014, the Company acquired the remaining 5% of the common stock of DILAS through its wholly-owned subsidiary RSTE from the minority shareholder of DILAS.

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of CBL, Mr. Baasel, who is also a member of the Board of Directors of the Company, and includes a clause to terminate the lease upon two-year notice. The Company paid expenses, mainly for rental expense of $883, $846 and $837 to Mr. Baasel during fiscal years 2014, 2013, and 2012, respectively.

16.        GEOGRAPHIC INFORMATION

Assets, revenues, and income before taxes, by geographic region attributed based on the geographic location of the RSTI entities are summarized below:

ASSETS	September 30,
	2014	2013
North America	$246,370	$243,215
Germany	430,123	445,568
Other	347,992	340,677
Intercompany eliminations	(335,900)	(329,550)
Total assets	$688,585	$699,910

PROPERTY AND EQUIPMENT, NET	September 30,
	2014	2013
North America	$16,319	$17,856
Germany	41,828	48,256
Other	21,822	21,132
Intercompany eliminations	(266)	(332)
Total long-lived assets	$79,703	$86,912

REVENUES - TOTAL BUSINESS	Years ended September 30,
	2014	2013	2012
North America	$146,053	$157,936	$168,262
Germany	330,485	358,701	365,122
Other	276,832	262,197	222,034
Intercompany eliminations	(223,253)	(218,766)	(215,297)
	$530,117	$560,068	$540,121

INTERCOMPANY REVENUES	Years ended September 30,
	2014	2013	2012
North America	$12,602	$13,859	$12,693
Germany	148,441	147,470	147,683
Other	62,210	57,437	54,921
Intercompany eliminations	(223,253)	(218,766)	(215,297)
	$—	$—	$—

EXTERNAL REVENUES	Years ended September 30,
	2014	2013	2012
North America	$133,450	$144,078	$155,569
Germany	182,045	211,231	217,439
Other	214,622	204,759	167,113
	$530,117	$560,068	$540,121

INCOME BEFORE INCOME TAXES	Years ended September 30,
	2014	2013	2012
North America	$5,490	$10,275	$9,521
Germany	5,000	19,215	28,112
Other	26,190	19,665	14,759
	$36,680	$49,155	$52,392

17.        ENTERPRISE WIDE INFORMATION

The Company derives revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products.

Product and service sales are summarized below:

	September 30,
Product Category	2014	2013	2012
Laser macro products	$209,632	$214,623	$205,394
Laser marking and micro products	250,228	272,632	272,195
Components	70,257	72,813	62,532
	$530,117	$560,068	$540,121

18.        SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following represents the Company’s quarterly results (millions of dollars, except per share amounts):

	Quarters ended
	Dec. 31, 2013	March 31, 2014	June 30, 2014	Sept. 30, 2014
Net sales	$121.2	$128.6	$134.3	$146.1
Gross profit	41.3	46.3	46.7	54.6
Net income	2.3	4.5	6.4	12.0
Net income attributable to RSTI	2.2	4.5	6.5	12.0
Earnings per share – Basic	0.08	0.16	0.23	0.43
Earnings per share – Diluted	0.08	0.16	0.23	0.43

	Quarters ended
	Dec. 31, 2012	March 31, 2013	June 30, 2013	Sept. 30, 2013
Net sales	$142.2	$131.1	$139.1	$147.6
Gross profit	50.1	46.8	49.3	50.2
Net income	9.0	7.3	8.8	9.9
Net income attributable to RSTI	8.9	7.4	8.7	9.8
Earnings per share – Basic	0.32	0.26	0.31	0.35
Earnings per share – Diluted	0.32	0.26	0.31	0.35

19.        STOCK INCENTIVE PLANS

Effective March 16, 2011, the stockholders approved an amendment to the ROFIN-SINAR Technologies Inc. 2007 Incentive Stock Plan (“the 2007 Incentive Plan”) that increases the number of shares reserved for issuance from 1,600,000 to 3,100,000 shares. The 2007 Incentive Plan supersedes the ROFIN-SINAR Technologies Inc. 1996 Non-Employee Directors’ Stock Plan and the ROFIN-SINAR Technologies Inc. 2002 Equity Incentive Plan. Under the 2007 Incentive Plan, the Company has reserved shares of common stock to provide for the grant of options to purchase common stock (“options”), grants of shares of common stock (“stock grants”), stock units, and stock appreciation rights (“SARs”) to certain eligible employees and to outside directors. There were no incentive stock options, restricted stock or performance shares granted in fiscal years 2014 or 2013 under this Plan. Non-qualified stock options were granted to officers and other key employees in fiscal years 2014 and 2013. During fiscal year 2014, outside directors each received 3,000 shares of common stock and 342,500 non-qualified stock options were granted to officers and other key employees. The terms of these issuances are the same as those described below.

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

The fair value of our stock options was estimated based on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in these calculations:

	September 30,
	2014 Grants	2013 Grants	2012 Grants
Weighted average grant date fair value	$11.72	$12.42	$11.09
Expected life	5.40 Years	5 Years	5 Years
Volatility	50.55%	49.64%	46.11%
Risk-free interest rate	1.48%	0.98%	1.22%
Dividend yield	—%	—%	—%

For purposes of the Black-Scholes model, the Company uses historical data to estimate the expected life, volatility, and estimated forfeitures of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the year ended September 30, 2014, is as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2013	3,238,700	$26	9/10
Granted	342,500	$25	1/5
Exercised	(146,050)	$16	3/8
Forfeited	(78,100)	$28	1/2
Outstanding at September 30, 2014	3,357,050	$27	1/10	4.86

Exercisable at September 30, 2014	2,353,100	$27	1/10	3.50	$3.0

As of September 30, 2014, there was $10,121 of total unrecognized compensation cost related to stock options. These costs are expected to be recognized over a weighted average period of 3.09 years.

	Years ended September 30,
	2014	2013	2012
Fair value of shares vested during the year	$3,686	$4,035	$4,962
Total intrinsic value of stock options exercised	$1,151	$2,932	$1,363
Cash received from stock option exercises	$2,389	$2,901	$460

SCHEDULE II

ROFIN-SINAR TECHNOLOGIES INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts - Allowance for Doubtful Accounts
Years ended September 30, 2014, 2013, and 2012
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions- Charged to Costs and Expenses	(Deductions)	Balance at End of Period
September 30, 2012	$3,693	$—	$1,666	$(1,444)	$3,915
September 30, 2013	$3,915	$—	$156	$(648)	$3,423
September 30, 2014	$3,423	$—	$889	$(974)	$3,338

Allowance for Inventory Reserve
Years ended September 30, 2014, 2013, and 2012
(dollars in thousands)

	Balance at Beginning of Period	Acquired Reserve	Additions	Usage for Disposals and Scrap	Balance at End of Period
September 30, 2012	$25,292	$—	$7,039	$(5,174)	$27,157
September 30, 2013	$27,157	$—	$8,890	$(7,455)	$28,592
September 30, 2014	$28,592	$—	$7,133	$(5,751)	$29,974

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Certificate of Incorporation of the Company and Form of Certificate of Amendment thereto (*)
3.2	By-Laws of the Company, As Amended Through November 29, 2011 (*******)
4.1	Form of Rights Agreement (*)
10.1	Inheritable Building Right (Erbbaurecht), dated as of March 1, 1990, between ROFIN-SINAR Laser GmbH and Lohss GmbH (in German, English summary provided) (*)
10.2	Lease Agreement, dated August 10, 1990, between Josef and Maria Kranz and ROFIN-SINAR Laser GmbH (in German, English summary provided) (*)
10.3	Lease Agreement, dated March 25, 1993, between DR Group and ROFIN-SINAR, Incorporated (Concept Drive property) (*)
10.4	ROFIN-SINAR Laser GmbH Pension Plan (in German, English summary provided) (*) (a)
10.5	Deutsche Bank AG Commitment Letter dated August 22, 1996 (*)
10.6	Form of Employment Agreement, dated as of September 2, 1996, among Peter Wirth, ROFIN-SINAR Laser GmbH, and ROFIN-SINAR Technologies Inc. (in German, English summary provided) (a)
10.7	Form of Employment Agreement, dated as of September 2, 1996, among Gunther Braun, ROFIN-SINAR Laser GmbH, and ROFIN-SINAR Technologies Inc. (in German, English summary provided) (*) (a)
10.8	Lease Agreement between Carl Baasel and ROFIN-SINAR Laser GmbH (**)
10.9	2002 Equity Incentive Plan (****) (a)
10.10	2007 Incentive Stock Plan (******) (a)
14.1	Code of Business Ethics (*****)
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche, LLP Independent Registered Public Accounting Firm,
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1356 Certification of Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(*)	Incorporated by reference to the exhibits filed with the Company’s Registration Statement on Form S-1 (File No. 333-09539) which was declared effective on September 25, 1996.
(**)	Incorporated by reference to the exhibit filed with the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2000.
(****)	Incorporated by reference to the exhibit filed with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 23, 2003.
(*****)	Incorporated by reference to the exhibit filed with the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 30, 2004.
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