Form 10-Q
period 2014-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2015-02-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

28,092,616 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 6, 2015.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$140,374	$128,537
Short-term investments (Note 4)	8,036	13,121
Accounts receivable, net of allowance for doubtful accounts $2,926 and $3,338, respectively	94,599	108,026
Inventories, net (Note 5)	187,071	190,321
Other current assets and prepaid expenses	35,678	33,870
Total current assets	465,758	473,875
Property and equipment, net	90,998	79,703
Goodwill (Note 6)	98,034	100,355
Other intangibles, net (Note 6)	14,861	15,712
Other assets	19,570	18,940
Total assets	$689,221	$688,585
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$5,604	$3,255
Accounts payable, trade	18,248	22,702
Accounts payable to related party	440	443
Income tax payable	5,702	5,872
Accrued liabilities (Note 7)	65,477	67,581
Total current liabilities	95,471	99,853
Long-term debt	23,003	11,511
Pension obligations	25,360	25,692
Other long-term liabilities	12,499	12,820
Total liabilities	156,333	149,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 32,959,800 shares issued at December 31, 2014, and 32,884,000 shares issued at September 30, 2014	330	329
Additional paid-in capital	235,303	232,832
Retained earnings	494,142	487,976
Accumulated other comprehensive income (Note 10)	(28,156)	(14,072)
Treasury stock, at cost, 4,871,884 shares at December 31, 2014, and 4,871,884 shares at September 30, 2014	(169,262)	(169,262)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	532,357	537,803
Noncontrolling interest in subsidiaries	531	906
Total equity	532,888	538,709
Total liabilities and equity	$689,221	$688,585

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended December 31, 2014 and 2013
(dollars in thousands, except per share amounts)

	Three months ended December 31,
	2014	2013
Net sales	$122,387	$121,189
Cost of goods sold	79,760	79,881
Gross profit	42,627	41,308

Selling, general, and administrative expenses	24,100	25,393
Research and development expenses	10,616	11,540
Amortization expense	784	691
Income from operations	7,127	3,684

Other (income) expense
Interest income	(90)	(124)
Interest expense	82	412
Foreign currency (income) expense	(1,304)	161
Other income	32	(250)
Income before income tax	8,407	3,485
Income tax expense	2,237	1,233
Net income	6,170	2,252
Less: Net income (loss) attributable to the noncontrolling interest	4	42
Net income attributable to RSTI	$6,166	$2,210

Net income attributable to RSTI per share:
Per share of common stock basic	$0.22	$0.08
Per share of common stock diluted	$0.22	$0.08

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,048,021	28,147,538
Diluted	28,210,986	28,334,910

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Three Months Ended December 31, 2014 and 2013
(dollars in thousands)

	Three Months Ended December 31,
	2014	2013
Net income	$6,170	$2,252
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $1 and $0	4	(2)
Foreign currency translation adjustments	(14,123)	5,791
Defined benefit pension plans, net of tax of $20 and $17	35	29
Other comprehensive income (loss), net of tax	$(14,084)	$5,818
Total comprehensive income	$(7,914)	$8,070
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	4	42
Total comprehensive income attributable to RSTI	$(7,918)	$8,028

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three Months Ended December 31, 2014 and 2013
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest in Subsidiaries	Total Equity
BALANCES at September 30, 2013	$327	$228,124	$462,808	$11,533	$(163,026)	$539,766	$3,652	$543,418
Total comprehensive income			2,210	5,818	—	8,028	42	8,070
Purchase of non-controlling interest	—	—	—	—	—	—	(370)	(370)
Common stock issued in connection with Stock Incentive Plans	1	1,949	—	—	—	1,950	—	1,950
BALANCES at December 31, 2013	$328	$230,073	$465,018	$17,351	$(163,026)	$549,744	$3,324	$553,068

BALANCES at September 30, 2014	$329	$232,832	$487,976	$(14,072)	$(169,262)	$537,803	$906	$538,709
Total comprehensive income (loss)			6,166	(14,084)	—	(7,918)	4	(7,914)
Purchase of non-controlling interest	—	—	—	—	—	—	(379)	(379)
Common stock issued in connection with Stock Incentive Plans	1	2,471	—	—	—	2,472	—	2,472
BALANCES at December 31, 2014	$330	$235,303	$494,142	$(28,156)	$(169,262)	$532,357	$531	$532,888

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended December 31, 2014 and 2013
(dollars in thousands)

	Three months ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,170	$2,252
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	4,385	4,109
Stock-based compensation expenses	1,092	1,078
Other adjustments	(314)	(125)
Change in operating assets and liabilities:
Accounts receivable, trade	10,716	15,594
Inventories	(2,469)	1,055
Accounts payable	(3,824)	(4,348)
Changes in other operating assets and liabilities	(1,897)	(14,496)
Net cash provided by operating activities	13,859	5,119
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	30	148
Additions to property and equipment	(18,302)	(2,027)
Purchases of short-term investments	(8,049)	(14,808)
Sales of short-term and long-term investments	12,712	5,155
Net cash used in investing activities	(13,609)	(11,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	20,826	6,848
Repayments to banks	(6,077)	(6,128)
Purchase of non-controlling interests	(413)	(234)
Issuance of common stock	1,105	580
Net cash provided by financing activities	15,441	1,066
Effect of foreign currency translation on cash	(3,854)	1,147

Net increase (decrease) in cash and cash equivalents	11,837	(4,200)
Cash and cash equivalents at beginning of period	128,537	133,733
Cash and cash equivalents at end of period	$140,374	$129,533

Cash paid for interest	$39	$58
Cash paid for taxes	$3,426	$7,299

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  Results for interim periods should not be considered indicative of results for a full year.  The September 30, 2014, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014, as filed with the Securities and Exchange Commission on December 1, 2014.

2.	New Accounting Standards

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.”. This ASU amended guidance related to a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance became effective for the Company in fiscal year 2015, and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of this amendment did not have an impact on the Company's financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists." ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (fiscal year 2015 for the Company). The adoption did not have an impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company as of October 1, 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In August 2014, the FASB issued No. ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or are available to be issued). The standard will be effective for the first interim period within annual reporting periods beginnign after December 15, 2016. Early application is permitted. The Company does not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

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

On April 10, 2014, the Company completed the acquisition of certain assets of FiLaser USA LLC ("FiLaser") and subsidiaries. The transaction contained all intellectual property including know-how, patents and patent applications of FiLaser. FiLaser developed advanced laser process technology used for precision cutting and drilling of brittle material including glass, sapphire and semiconductor substrates. The Company has held back approximately 28% of the purchase price as security for various claims. In addition, the purchase agreement also provides for potential future earn-out payments from revenues generated from certain of these intangible assets.

Effective June 12, 2014, the Company acquired the remaining 5% of the common stock of DILAS Diodenlaser GmbH through its wholly-owned subsidiary ROFIN-SINAR Technologies Europe S.L. The Company currently holds 100% of the share capital of DILAS Diodenlaser GmbH.

Effective December 23, 2014, the Company acquired an additional 8.8% of the common stock of Nanjing Eastern Laser Co., Ltd. The Company currently holds 88.8% of the share capital of Nanjing Eastern Laser Co., Ltd.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

December 31, 2014	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$140,374	$140,374	$—	$—
Short-term investments	8,036	8,036	—	—
Derivatives	19	—	19	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$148,979	$148,410	$569	$—

September 30, 2014	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,537	$128,537	$—	$—
Short-term investments	13,121	13,121	—	—
Derivatives	(92)	—	(92)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$142,116	$141,658	$458	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	December 31, 2014	September 30, 2014
Finished goods	$30,062	$31,625
Work in progress	39,772	41,057
Raw materials and supplies	69,554	68,298
Demo inventory	16,988	18,268
Service parts	30,695	31,073
Total inventories	$187,071	$190,321

Net inventory is net of provisions for excess and obsolete inventory of $29,075 and $29,974 at December 31, 2014, and September 30, 2014, respectively.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2014, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2014	$40,938	$13,091	$46,326	$100,355
Currency translation differences	(1,407)	(106)	(808)	(2,321)
Balance as of December 31, 2014	$39,531	$12,985	$45,518	$98,034

The carrying values of other intangible assets are as follows:

	December 31, 2014		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$17,720	$8,848	$17,947	$8,721
Customer base	18,008	16,704	18,404	16,883
Other	21,794	17,109	22,101	17,136
Total	$57,522	$42,661	$58,452	$42,740

Amortization expense for each of the three-month periods ended December 31, 2014 and 2013, was $784 and $691, respectively. At December 31, 2014, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2014 and the next five fiscal years based on the average exchange rates as of December 31, 2014, is as follows:

2015 (remainder)	2,200
2016	2,000
2017	1,800
2018	1,600
2019	1,300
2020	1,200

7.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31, 2014	September 30, 2014
Employee compensation	$15,919	$21,822
Warranty reserves	10,269	10,778
Other taxes payable	137	665
Customer deposits	19,149	12,379
Other	20,003	21,937
Total accrued liabilities	$65,477	$67,581

8.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of December 31, 2014, the Company's gross unrecognized tax benefits totaled $0.7 million which includes $0.2 million of interest and penalties.  The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for tax years through 2008. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for tax years before 2008.

9.	Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The changes in warranty reserve for the three-month periods ended December 31, 2014 and 2013, are as follows:

	2014	2013
Balance at September 30,	$10,778	$12,301
Additional accruals for warranties during the period	849	1,045
Usage during the period	(1,047)	(2,175)
Currency translation	(311)	137
Balance at December 31,	$10,269	$11,308

10.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three months ended December 31, 2014 and 2013, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2014	$(6,251)	$(7,759)	$(62)	$(14,072)
Other comprehensive income before reclassifications	—	(14,123)	4	(14,119)
Amounts reclassified from accumulated other comprehensive income	35	—	—	35
Balance at December 31, 2014	$(6,216)	$(21,882)	$(58)	$(28,156)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2013	$(5,449)	$17,091	$(109)	$11,533
Other comprehensive income before reclassifications	—	5,791	(2)	5,789
Amounts reclassified from accumulated other comprehensive income	29	—	—	29
Balance at December 31, 2013	$(5,420)	$22,882	$(111)	$17,351

The reclassifications out of Accumulated Other Comprehensive Income for the three-month periods ended December 31, 2014 and 2013, are as follows:

	2014	2013
Unamortized loss on defined benefit pension plans
Amortization	$55	$46
Tax effects	(20)	(17)
Total reclassification for the period	$35	$29

11.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2014 or through the first three months of fiscal year 2015. Non-qualified stock options were granted to officers and other key employees in the first quarter of fiscal year 2015 and 2014. During the three-month periods ended December 31, 2014 and 2013, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of each option award is estimated on the date of grant using the Black-Scholes model.  The following assumptions were used in these calculations:

	November 2014 Grants	November 2013 Grants
Weighted average grant date fair value	$8.37	$11.72
Expected life	5.40 years	5.40 years
Volatility	37.47%	50.55%
Risk-free interest rate	1.73%	1.48%
Dividend yield	—%	—%

The Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of outstanding options. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity at and for the three months ended December 31, 2014, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2014	3,357,050	$27	1/10	4.86 years
Granted	341,750	$22	3/4
Exercised	(63,800)	$17	3/8
Forfeited	(12,600)	$24	7/8
Outstanding at December 31, 2014	3,622,400	$26	9/10	5.12 years	$8.00
Exercisable at December 31, 2014	2,344,300	$27	3/10	3.40 years	$12.27

As of December 31, 2014, there were $11.5 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.38 years.

During the three-month periods ended December 31, 2014 and 2013, the following activity occurred under the Incentive Stock Plan:

	Three months ended December 31,
	2014	2013
Total intrinsic value of stock options exercised	$633	$313
Cash received from stock option exercises	$1,105	$580

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three months ended December 31,
	2014	2013
Weighted number of shares for basic earnings per common share	28,048,021	28,147,538
Potential additional shares due to outstanding dilutive stock options	162,965	187,372
Weighted number of shares for diluted earnings per common share	28,210,986	28,334,910

The weighted average diluted shares outstanding for the three months ended December 31, 2014 and 2013, excludes the dilutive effect of approximately 2.8 million and 2.9 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2014 and 2013:

	Three months ended December 31,
	2014	2013
Service cost	$246	$245
Interest cost	278	334
Expected return on plan assets	(175)	(167)
Amortization of prior net (gain) loss	(6)	19
Amortization of prior service cost	61	28
Net periodic pension cost	$404	$459

14.	Segment and Geographic Information

Assets, property and equipment, sales, and income before income taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	December 31, 2014	September 30, 2014
ASSETS
North America	$241,335	$246,370
Germany	428,954	430,123
Other	344,621	347,992
Intercompany eliminations	(325,689)	(335,900)
	$689,221	$688,585

	December 31, 2014	September 30, 2014
PROPERTY AND EQUIPMENT, NET
North America	$15,967	$16,319
Germany	52,479	41,828
Other	22,858	21,822
Intercompany eliminations	(306)	(266)
	$90,998	$79,703

	Three months ended December 31,
	2014	2013
NET SALES
North America	$36,132	$32,755
Germany	77,713	76,172
Other	61,453	63,522
Intercompany eliminations	(52,911)	(51,260)
	$122,387	$121,189
INTERCOMPANY SALES
North America	$3,361	$2,257
Germany	37,049	34,057
Other	12,501	14,946
Intercompany eliminations	(52,911)	(51,260)
	$—	$—
EXTERNAL SALES
North America	$32,771	$30,498
Germany	40,664	42,115
Other	48,952	48,576
	$122,387	$121,189

INCOME BEFORE INCOME TAX
North America	$143	$18
Germany	4,565	(1,605)
Other	4,327	6,109
Intercompany eliminations	(628)	(1,037)
	$8,407	$3,485

15.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products as follows:

	Three months ended December 31,
	2014	2013
Macro applications	$47,708	$49,086
Marking and micro applications	57,606	55,976
Components	17,073	16,127
	$122,387	$121,189

16.	Treasury Stock

As previously reported, on February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The program permitted share repurchases from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the three-months ended December 31, 2014, the Company did not repurchase any shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act").  Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "anticipate", "estimate", "plan", "continue", "position" or other words or terms of similar meaning.  These forward-looking statements are based on the current plans, expectations, and assumptions of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, including by way of example those risk factors discussed under the sections entitled "Risk Factors" in Item 1A of the Company's Annual Report for the year ended September 30, 2014, as well as future results of operations and financial condition. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act.  We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

During the first quarter of fiscal years 2015 and 2014, we realized approximately 39% and 41% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 47% and 46%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 14% and 13%, respectively, from the sale of components.

Our first quarter results demonstrate that our business is performing well. We achieved excellent sales levels in the automotive and solar industries, as well as solid sales in the machine tool, electronics and medical device industries, although sales to the semiconductor industry softened. These results were adversely affected by exchange rate volatility, since nearly 68% of our revenue is not dollar-denominated. Our quarterly earnings per share nearly tripled year-over-year, helped by a reduction in operating expenses, but were negatively impacted by volume-related, under-absorbed fixed costs, timing for revenue recognition on certain orders, and a less favorable product mix, which resulted in net sales and earnings per share below our guidance for the quarter. Applying the average exchange rates underlying our last fiscal year, orders came in as expected on a very solid level.

The Company expects European and North American business conditions to be stable throughout the calendar year, assuming that European monetary policy does not have a significant influence on the economy. We also expect our Asian business to improve over the year, primarily due to the Chinese government’s initiatives in infrastructure, green and semiconductor technologies, as well as stable business in our other Asian markets.

The Company continues to see increased interest from worldwide OEM customers for its third generation of high-power fiber lasers and has started to produce these fiber lasers for first shipments in February. We plan to continue to introduce new products, such as ultrashort pulse lasers, and use our products in new applications such as brittle material cutting, which we believe will help us to achieve our gross margin goal of 40% by the fourth quarter of fiscal year 2015. Our substantial backlog, as well as other business prospects in our pipeline, position us to significantly improve our market position and support future growth in revenue and profitability.

 At December 31, 2014, the Company had 2,275 employees compared to 2,270 employees at December 31, 2013.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three months ended December 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of goods sold	65.2%	65.9%
Gross profit	34.8%	34.1%
Selling, general and administrative expenses	19.7%	21.0%
Research and development expenses	8.7%	9.5%
Amortization expenses	0.6%	0.6%
Income from operations	5.8%	3.0%
Income before income taxes	6.9%	2.9%
Net income attributable to RSTI	5.0%	1.8%

Net Sales - Net sales of $122.4 million represents an increase of $1.2 million, or 1%, for the three-month period ended December 31, 2014, as compared to the corresponding period in fiscal year 2014. The increase for the three months ended December 31, 2014, resulted from net sales increases of $2.5 million, or 10%, in North America, and by $1.9 million, or 5%, in Asia, offset by a decrease of $3.2 million, or 5%, in Europe, compared to the corresponding period in fiscal year 2014. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $7.1 million for the three-month period ended December 31, 2014.

Net sales of laser products for macro applications decreased by $1.4 million, or 3%, to $47.7 million for the three-month period ended December 31, 2014, as compared to the corresponding period of fiscal year 2014. The decrease was mainly attributable to the lower demand for our lasers for macro applications in the machine tool industry which was partially offset by an increase in the automotive industry.

Net sales of lasers for marking and micro applications increased by $1.6 million, or 3%, to $57.6 million for the three-month period ended December 31, 2014, and reflects higher demand from the machine tool, automotive, consumer electronics and solar industries offset by a decrease from the semi-conductor industry.

Revenues for the component business increased by $0.9 million, or 6%, to $17.1 million at December 31, 2014, compared to the corresponding period in fiscal year 2014, mainly attributable to higher demand for laser diodes and optical components.

Gross Profit - Our gross profit of $42.6 million for the three-month period ended December 31, 2014, represents an increase of $1.3 million, or 3%, from the corresponding period of fiscal year 2014. As a percentage of sales, gross profit for the three-

month period ended December 31, 2014, increased from 34% to 35%. Gross profit was unfavorably affected by $1.4 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the three-month period ended December 31, 2014.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $24.1 million for the three-month period ended December 31, 2014, represents a decrease of $1.3 million, or 5%, from the corresponding period of fiscal year 2014. The decrease in SG&A expenses for the three-month period is mainly due to the impact of exchange rate fluctuations partially offset by an increase in consulting fees. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $1.4 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the three-month period ended December 31, 2014. As a percentage of net sales, SG&A expenses decreased from 21% to 20% for the three-month period ended December 31, 2014, as compared to the corresponding prior year period.

Research and Development - The Company spent net $10.6 million on research and development ("R&D") during the three-month period ended December 31, 2014, which represents a decrease of $0.9 million, or 8%, for the three-month period ended December 31, 2014, as compared to the corresponding period in fiscal year 2014. Gross R&D expenses for the three-month periods ended December 31, 2014 and 2013, were $10.7 million and $12.0 million, respectively, and were reduced by $0.1 million and $0.5 million, respectively, of government grants during each period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $0.8 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the three-month period ended December 31, 2014.

Amortization Expense - Amortization expense for the three-month period ended December 31, 2014, amounted to $0.8 million. This represents an increase of $0.1 million for the three-month period when compared to the same period of fiscal year 2014. This increase is attributable to the newly acquired intangible assets from FiLaser.

Other (Income) Expense -  Net other income of $1.3 million for the three-month period ended December 31, 2014, represents an increase of $1.5 million compared to net other expenses of $0.2 million for the corresponding period of the prior year. Net interest expense for the three-month period ended December 31, 2014, within this category, includes $0.1 million of interest expense offset by $0.1 million of interest income. The increase in net foreign currency income in the three-month period ended December 31, 2014, is due to higher net exchange gains in the current period compared to the corresponding period in fiscal year 2014.

Income Tax Expense - Income tax expense of $2.2 million for the three-month period ended December 31, 2014, represents an effective tax rate of 27%, compared to 35% for the corresponding period of fiscal year 2014. The decrease in the effective tax rate is mainly due to the generation of taxable income in countries with lower tax rates and the renewal of enacted laws for research and development tax credits in the United States. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.2 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, during the three-month period ended December 31, 2014.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $6.2 million for the three-month period ended December 31, 2014, which represents an increase of $4.0 million, or 179%, from the corresponding period in fiscal year 2014. Net income attributable to RSTI was favorably affected by $0.9 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the three-month period ended December 31, 2014. For the three-month period ended December 31, 2014, both the basic and diluted earnings per common share calculation equaled $0.22, based upon a weighted average of 28.0 million and 28.2 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.08, based upon a weighted average of 28.1 million and 28.3 million shares of common stock outstanding for the corresponding period of fiscal year 2014.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2014, were cash and cash equivalents of $140.4 million, short-term investments of $8.0 million, short-term credit lines of $64.1 million and long-term credit lines of $24.7 million.  As of December 31, 2014, $3.9 million was outstanding under the short-term lines of credit and $1.8 million was used for bank guarantees under these lines of credit, leaving $58.4 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $13.3 million, of which $3.5 million was used. Therefore, $68.2 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at December 31, 2014.  At such date, the entire amount of our long-term lines of credit was fully drawn and $1.7 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit.  At December 31, 2014, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $11.8 million during the three-month period ended December 31, 2014.  Approximately $13.9 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income generated for the three-month period ended December 31, 2014, a decrease in trade accounts receivable and changes in non-cash transactions (depreciation and stock-based compensation expense), partially offset by an increase of net inventories, accounts payable, and changes in other operating assets and liabilities.

Net cash used in investing activities totaled $13.6 million for the three-month period ended December 31, 2014, and was primarily related to additions to property and equipment offset by net sales of short-term investments.

Net cash provided by financing activities totaled $15.4 million for the three-month period ended December 31, 2014, and was primarily related to borrowings from banks and by the issuance of common stock from option exercises, which were partially offset by purchases of non-controlling interests and repayments to banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of December 31, 2014, $125.7 million of the total $148.4 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $22.7 million held by our US subsidiaries. As of that date, $25.6 million was owed by our non-US subsidiaries and $3.0 million was owed by our US subsidiaries from the total indebtedness amounting to $28.6 million. We expect our existing domestic cash, cash equivalents and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition our US subsidiaries had $20.0 million in available and unused lines of credit at December 31, 2014. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

The Company has listed all its material contractual obligations in the Annual Report on Form 10-K, for the fiscal year ended September 30, 2014, and has not entered into any further material contractual obligations since that date.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements (other than operating leases) or financing arrangements involving variable interest entities.

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, during the three-month period ended December 31, 2014, approximately 68% of our sales have been denominated in other currencies, primarily the Euro, British pound sterling, Swiss franc, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen and Indian rupee.  Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of decreasing total equity by $21.9 million at December 31, 2014, as compared to $7.8 million at September 30, 2014.

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

The Company defines the term “constant currency”, a non-GAAP measure, to mean that financial data for a period are translated into U.S. dollars using the same foreign currency exchange rates that were used to translate financial data for the previously reported period. Changes in net sales and order entry include the effect of fluctuations in foreign currency exchange rates. The Company's management reviews and analyzes business results on a constant currency basis and believes these results represent the Company's underlying business trends without distortion due to currency fluctuations. The Company believes that this “constant currency” financial information is a useful measure for investors because it reflects actual changes in the development of net sales and order entry.

The following table illustrates the development of the order entry and sales figures, taking into account exchange rate fluctuations. The non-GAAP presentation shows the first quarter 2015 figures when applying the average exchange rates of the first quarter of fiscal year 2014:

	December 31, 2014		December 31, 2013
	GAAP Actual	Non-GAAP Constant Currency	GAAP Actual
Net Sales	$122,387	$129,479	$121,189
Order Entry	$122,691	$137,588	$140,591

Between the first quarter of fiscal year 2014 and the first quarter of fiscal year 2015, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 9.6%. The impact of this weakening was to decrease net sales by $7.1 million because approximately 68% of fiscal year 2015 sales were denominated in other currencies, primarily the Euro. These exchange rate fluctuations also had the effect of decreasing order entry by $14.9 million.

Critical Accounting Policies

Our significant accounting policies are more fully described in Part 2, Item 8, Note 1 of our consolidated financial statements in our Annual Report on Form 10-K, for the fiscal year ended September 30, 2014.  Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.

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

Inventory Valuation

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost. Provisions for slow moving and obsolete inventories are provided based on current assessments about historical experience and future product demand and production requirements for the next twelve months. We also write-down up to 90% of our total demo inventory costs over thirty six months. These factors are impacted by market conditions, technology changes and changes in strategic direction, and require estimates and management judgment that may include elements that are uncertain. The Company evaluates the adequacy of these provisions quarterly. Although the Company strives to achieve a balance between market demands and risk of inventory excess or obsolescence, it is possible that, should conditions change, additional provisions may be needed.  Any changes in the provisions will impact operating income during a given period.

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

Pension

The determination of the Company's obligation and expense for pension is dependent on the selection of certain assumptions used by actuaries in calculating those amounts. Assumptions are made about interest rates, expected investment return on plan assets, total turnover rates and rates of future compensation increases. In addition, the Company's actuarial consultants use subjective factors such as withdrawal rates and mortality rates to develop their calculations of these amounts. The Company generally reviews these assumptions at the beginning of each fiscal year. The Company is required to consider current market conditions, including changes in interest rates, in making these assumptions. The actuarial assumptions that the Company may use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants. These differences may result in a significant impact on the amount of pension benefits expense the Company has recorded or may record.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended December 31, 2014, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The following discussion about the Company's market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At December 31, 2014, the Company maintained cash equivalents and short-term investments of $148.4 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At December 31, 2014, the Company had $0.5 million of variable rate debt on which the interest rate is reset every three months, $3.0 million of variable rate debt on which the interest rate is reset every six months, $1.7 million of variable rate debt on which the interest rate is reset every twelve months, and $23.4 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2015	5.6	million
2016	3.9	million
2017	6.0	million
2018	2.4	million
2019	1.9	million
2020 and thereafter	8.8	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into two interest rate swap agreements to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. One swap agreement is for a total notional amount of Euro 0.4 million (equivalent to $0.5 million based on the exchange rate at December 31, 2014) and the other is for a total notional amount of Swiss francs 3.0 million (equivalent to $3.0 million based on the exchange rates at December 31, 2014).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2014, the Company held Japanese yen forward exchange options with notional amounts of Euro 1.0 million and less than $ 0.1 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from $0.2 million profit to a $0.1 million loss.

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

Item 1A. Risk Factors

For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K for the year ended September 30, 2014.  See also "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the twelve months ending February 10, 2015, subject to market conditions. The program permitted share repurchases from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the three-months ended December 31, 2014, the Company did not repurchase any shares of common stock.

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

Rofin-Sinar Technologies Inc.
(Registrant)

Date: February 9, 2015	/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer