Form 10-Q
period 2015-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2015-05-11
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

28,162,403 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 8, 2015.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$146,116	$128,537
Short-term investments (Note 4)	—	13,121
Accounts receivable, net of allowance for doubtful accounts $2,681and $3,338, respectively	86,689	108,026
Inventories, net (Note 5)	177,541	190,321
Other current assets and prepaid expenses	34,723	33,870
Total current assets	445,069	473,875
Property and equipment, net	85,017	79,703
Goodwill (Note 6)	91,409	100,355
Other intangibles, net (Note 6)	13,640	15,712
Other assets	18,122	18,940
Total assets	$653,257	$688,585
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$4,971	$3,255
Accounts payable, trade	21,482	22,702
Accounts payable to related party	439	443
Income tax payable	3,862	5,872
Accrued liabilities (Note 7)	65,981	67,581
Total current liabilities	96,735	99,853
Long-term debt	18,067	11,511
Pension obligations	22,926	25,692
Other long-term liabilities	11,250	12,820
Total liabilities	148,978	149,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,031,187 shares issued at March 31, 2015, and 32,884,000 shares issued at September 30, 2014	330	329
Additional paid-in capital	236,806	232,832
Retained earnings	502,880	487,976
Accumulated other comprehensive income (Note 10)	(67,017)	(14,072)
Treasury stock, at cost, 4,871,884 shares at March 31, 2015, and 4,871,884 shares at September 30, 2014	(169,262)	(169,262)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	503,737	537,803
Non-controlling interest in subsidiaries	542	906
Total equity	504,279	538,709
Total liabilities and equity	$653,257	$688,585

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended March 31, 2015 and 2014
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	$122,719	$128,589	$245,106	$249,778
Cost of goods sold	77,322	82,253	157,082	162,134
Gross profit	45,397	46,336	88,024	87,644

Selling, general, and administrative expenses	24,490	27,728	48,589	53,121
Research and development expenses	9,710	11,559	20,326	23,099
Amortization expense	751	664	1,535	1,355
Income from operations	10,446	6,385	17,574	10,069

Other (income) expense
Interest income	(110)	(134)	(200)	(258)
Interest expense	95	101	176	512
Foreign currency (income) expense	(1,975)	798	(3,279)	959
Other (income) expense	85	(988)	118	(1,237)
Income before income tax	12,351	6,608	20,759	10,093
Income tax expense	3,603	2,113	5,840	3,347
Net income	8,748	4,495	14,919	6,746
Less: Net income attributable to the non-controlling interest	11	6	15	47
Net income attributable to RSTI	$8,737	$4,489	$14,904	$6,699

Net income attributable to RSTI per share:
Per share of common stock basic	$0.31	$0.16	$0.53	$0.24
Per share of common stock diluted	$0.31	$0.16	$0.53	$0.24

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,113,807	28,116,693	28,080,589	28,132,038
Diluted	28,243,878	28,272,005	28,224,091	28,301,366

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Periods Ended March 31, 2015 and 2014
(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income	$8,748	$4,495	$14,919	$6,746
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $1, $8, $2 and $8	2	23	6	21
Foreign currency translation adjustments	(38,898)	(2)	(53,021)	5,789
Defined benefit pension plans, net of tax of $20, $17, $40 and $34	35	30	70	59
Other comprehensive income (loss), net of tax	$(38,861)	$51	$(52,945)	$5,869
Total comprehensive income (loss)	$(30,113)	$4,546	$(38,026)	$12,615
Less: Total comprehensive income (loss) attributable to the noncontrolling interest	11	6	15	47
Total comprehensive income (loss) attributable to RSTI	$(30,124)	$4,540	$(38,041)	$12,568

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six Months Ended March 31, 2015 and 2014
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest in Subsidiaries	Total Equity
BALANCES at September 30, 2013	$327	$228,124	$462,808	$11,533	$(163,026)	$539,766	$3,652	$543,418
Total comprehensive income			6,699	5,869	—	12,568	47	12,615
Purchase of non-controlling interest	—	—	—	—	—	—	(370)	(370)
Common stock issued in connection with Stock Incentive Plans	2	4,622	—	—	—	4,624	—	4,624
Purchases of treasury stock	—	—	—	—	(5,593)	(5,593)	—	(5,593)
BALANCES at March 31, 2014	$329	$232,746	$469,507	$17,402	$(168,619)	$551,365	$3,329	$554,694

BALANCES at September 30, 2014	$329	$232,832	$487,976	$(14,072)	$(169,262)	$537,803	$906	$538,709
Total comprehensive income (loss)			14,904	(52,945)	—	(38,041)	15	(38,026)
Purchase of non-controlling interest	—	(69)	—	—	—	(69)	(379)	(448)
Common stock issued in connection with Stock Incentive Plans	1	4,043	—	—	—	4,044	—	4,044
BALANCES at March 31, 2015	$330	$236,806	$502,880	$(67,017)	$(169,262)	$503,737	$542	$504,279

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2015 and 2014
(dollars in thousands)

	Six Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,919	$6,746
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	8,390	8,324
Stock-based compensation expenses	2,198	2,193
Other adjustments	(3,531)	(1,771)
Change in operating assets and liabilities:
Accounts receivable, trade	11,854	15,401
Inventories	(7,939)	(4,834)
Accounts payable	1,207	1,372
Changes in other operating assets and liabilities	3,077	(9,006)
Net cash provided by operating activities	30,175	18,425
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	461	150
Additions to property and equipment	(23,076)	(4,247)
Purchases of short-term investments	(114)	(14,876)
Sales of short-term and long-term investments	12,658	19,546
Net cash provided by (used in) investing activities	(10,071)	573
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	26,408	20,333
Repayments to banks	(15,183)	(15,468)
Purchase of non-controlling interests	(413)	(234)
Purchases of treasury stock	—	(5,593)
Issuance of common stock	1,573	2,138
Net cash provided by financing activities	12,385	1,176
Effect of foreign currency translation on cash	(14,910)	1,173

Net increase in cash and cash equivalents	17,579	21,347
Cash and cash equivalents at beginning of period	128,537	133,733
Cash and cash equivalents at end of period	$146,116	$155,080

Cash paid for interest	$151	$168
Cash paid for taxes	$8,211	$7,379

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

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU amended guidance related to a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance became effective for the Company in fiscal year 2015, and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of this amendment did not have an impact on the Company's financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or Tax Credit Carryforward Exists". ASU 2013-11 provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. Under this guidance an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. These amendments were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (fiscal year 2015 for the Company). The adoption did not have an impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. This guidance becomes effective for the Company at the beginning of our 2017 fiscal year, however on April 1, 2015, the FASB proposed to defer the effective date of this revenue recognition guidance by one year.

In August 2014, the FASB issued No. ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6)

requires an assessment for a period of one year after the date that the financial statements are issued (or are available to be issued). The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early application is permitted. This guidance will not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement". ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If the arrangement includes a software license, the customer should account for the software license element in a manner consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015 (fiscal year 2017 for the Company). The Company does not believe the pronouncement will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This standard amends existing guidance to require the presentation of debt issuance cost in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not believe the pronouncement will have a material impact on the Company’s financial statements and will implement the pronouncement beginning in the period after December 15, 2015.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

March 31, 2015	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$146,116	$146,116	$—	$—
Short-term investments	—	—	—	—
Derivatives	(123)	—	(123)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$146,543	$146,116	$427	$—

September 30, 2014	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,537	$128,537	$—	$—
Short-term investments	13,121	13,121	—	—
Derivatives	(92)	—	(92)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$142,116	$141,658	$458	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	March 31, 2015	September 30, 2014
Finished goods	$29,262	$31,625
Work in progress	37,481	41,057
Raw materials and supplies	65,924	68,298
Demo inventory	15,174	18,268
Service parts	29,700	31,073
Total inventories	$177,541	$190,321

Net inventory is net of provisions for excess and obsolete inventory of $27,829 and $29,974 at March 31, 2015, and September 30, 2014, respectively.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2015, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2014	$40,938	$13,091	$46,326	$100,355
Currency translation differences	(5,678)	(426)	(2,842)	(8,946)
Balance as of March 31, 2015	$35,260	$12,665	$43,484	$91,409

The carrying values of other intangible assets are as follows:

	March 31, 2015		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$16,748	$8,478	$17,947	$8,721
Customer base	16,853	15,814	18,404	16,883
Other	20,772	16,441	22,101	17,136
Total	$54,373	$40,733	$58,452	$42,740

Amortization expense for each of the six-month periods ended March 31, 2015 and 2014, was $1,535 and $1,355, respectively. At March 31, 2015, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2015 and the next five fiscal years based on the average exchange rates as of March 31, 2015, is as follows:

2015 (remainder)	1,300
2016	1,900
2017	1,700
2018	1,300
2019	1,100
2020	1,100

7.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2015	September 30, 2014
Employee compensation	$18,271	$21,822
Warranty reserves	9,737	10,778
Other taxes payable	196	665
Customer deposits	18,595	12,379
Other	19,182	21,937
Total accrued liabilities	$65,981	$67,581

8.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of March 31, 2015, the Company's gross unrecognized tax benefits totaled $0.5 million which includes $0.2 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The changes in warranty reserve for the six-month periods ended March 31, 2015 and 2014, are as follows:

	2015	2014
Balance at September 30,	$10,778	$12,301
Additional accruals for warranties during the period	1,710	2,509
Usage during the period	(1,628)	(3,668)
Currency translation	(1,123)	154
Balance at March 31,	$9,737	$11,296

10.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three-month periods ended March 31, 2015 and 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at December 31, 2014	$(6,216)	$(21,882)	$(58)	$(28,156)
Other comprehensive income (loss) before reclassifications	—	(38,898)	2	(38,896)
Amounts reclassified from accumulated other comprehensive income	35	—	—	35
Balance at March 31, 2015	$(6,181)	$(60,780)	$(56)	$(67,017)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at December 31, 2013	$(5,420)	$22,882	$(111)	$17,351
Other comprehensive income (loss) before reclassifications	—	(2)	23	21
Amounts reclassified from accumulated other comprehensive income	30	—	—	30
Balance at March 31, 2014	$(5,390)	$22,880	$(88)	$17,402

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the six-month periods ended March 31, 2015 and 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2014	$(6,251)	$(7,759)	$(62)	$(14,072)
Other comprehensive income (loss) before reclassifications	—	(53,021)	6	(53,015)
Amounts reclassified from accumulated other comprehensive income	70	—	—	70
Balance at March 31, 2015	$(6,181)	$(60,780)	$(56)	$(67,017)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2013	$(5,449)	$17,091	$(109)	$11,533
Other comprehensive income before reclassifications	—	5,789	21	5,810
Amounts reclassified from accumulated other comprehensive income	59	—	—	59
Balance at March 31, 2014	$(5,390)	$22,880	$(88)	$17,402

The reclassifications out of Accumulated Other Comprehensive Income for the three and six-month periods ended March 31, 2015 and 2014, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Unamortized loss on defined benefit pension plans
Amortization	$55	$47	$110	$93
Tax effects	(20)	(17)	(40)	(34)
Total reclassification for the period	$35	$30	$70	$59

11.	Stock Incentive Plans

The Company maintains an Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the Incentive Stock Plan continues through 2017. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2014 or through the first six months of fiscal year 2015. Non-qualified stock options were granted to officers and other key employees in the first quarter of fiscal year 2015 and 2014. During the six-month periods ended March 31, 2015 and 2014, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

The balance of outstanding stock options and all options activity at and for the six months ended March 31, 2015, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2014	3,357,050	$27	1/10	4.86 years
Granted	341,750	$22	3/4
Exercised	(228,696)	$17	1/8
Forfeited	(37,104)	$22	1/2
Outstanding at March 31, 2015	3,433,000	$27	2/5	5.11 years	$2.54
Exercisable at March 31, 2015	2,424,400	$28	1/5	3.74 years	$2.04

As of March 31, 2015, there were $10.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.22 years.

During the three and six-month periods ended March 31, 2015 and 2014, the following activity occurred under the Incentive Stock Plan:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$508	$704	$1,141	$1,017
Cash received from stock option exercises	$468	$1,558	$1,573	$2,138

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Weighted number of shares for basic earnings per common share	28,113,807	28,116,693	28,080,589	28,132,038
Potential additional shares due to outstanding dilutive stock options	130,071	155,312	143,502	169,328
Weighted number of shares for diluted earnings per common share	28,243,878	28,272,005	28,224,091	28,301,366

The weighted average diluted shares outstanding for the six months ended March 31, 2015 and 2014, excludes the dilutive effect of approximately 2.4 million and 2.9 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and six-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Service cost	$232	$245	$477	$490
Interest cost	265	335	544	669
Expected return on plan assets	(175)	(167)	(350)	(334)
Amortization of prior net (gain) loss	(6)	28	(13)	56
Amortization of prior service cost	61	19	123	38
Net periodic pension cost	$377	$460	$781	$919

14.	Segment and Geographic Information

Assets, property and equipment, sales, and income before income taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	March 31, 2015	September 30, 2014
ASSETS
North America	$245,160	$246,370
Germany	404,006	430,123
Other	324,084	347,992
Intercompany eliminations	(319,993)	(335,900)
	$653,257	$688,585

	March 31, 2015	September 30, 2014
PROPERTY AND EQUIPMENT, NET
North America	$15,570	$16,319
Germany	45,882	41,828
Other	23,828	21,822
Intercompany eliminations	(263)	(266)
	$85,017	$79,703

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
NET SALES
North America	$38,999	$35,722	$75,131	$68,477
Germany	73,497	76,954	151,210	153,126
Other	62,117	68,905	123,570	132,427
Intercompany eliminations	(51,894)	(52,992)	(104,805)	(104,252)
	$122,719	$128,589	$245,106	$249,778
INTERCOMPANY SALES
North America	$3,659	$3,844	$7,020	$6,101
Germany	35,497	35,660	72,546	69,717
Other	12,738	13,488	25,239	28,434
Intercompany eliminations	(51,894)	(52,992)	(104,805)	(104,252)
	$—	$—	$—	$—
EXTERNAL SALES
North America	$35,340	$31,878	$68,111	$62,376
Germany	38,000	41,294	78,664	83,409
Other	49,379	55,417	98,331	103,993
	$122,719	$128,589	$245,106	$249,778

INCOME BEFORE INCOME TAX
North America	$735	$2,256	$878	$2,274
Germany	5,420	(745)	9,985	(2,350)
Other	6,429	5,507	10,756	11,616
Intercompany eliminations	(233)	(410)	(860)	(1,447)
	$12,351	$6,608	$20,759	$10,093

15.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Macro applications	$48,374	$46,772	$96,082	$95,858
Marking and micro applications	55,902	65,907	113,509	121,883
Components	18,443	15,910	35,515	32,037
	$122,719	$128,589	$245,106	$249,778

16.	Treasury Stock

As previously reported, on February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The program permitted share repurchases from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the six-months ended March 31, 2015, the Company did not repurchase any shares of common stock.

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

During the second quarter of fiscal years 2015 and 2014, we realized approximately 39% and 36% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 46% and 51%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 15% and 13%, respectively, from the sale of components.

Our second quarter results confirm that our strategic and technological initiatives are growing our business and improving profitability. Net income and earnings per share nearly doubled year-over-year and we see further improvements in the gross margin as well as positive effects from our operating expenses cost controls. These excellent results were supported by a favorable product mix including better fixed cost absorption and the introduction of our third generation of high-power fiber lasers. Quarterly net sales reflect the adverse currency impact. Revenues in the quarter were driven by a high sales level to the automotive sector, strong business from the machine tool and medical device industries and an increased demand from the semiconductor sector.

We achieved strong order entry of $141 million for the quarter, which included a new record high of orders for our high-power fiber lasers - both in units and revenue - as well as stable orders for our high-power CO2 lasers. In addition, our innovative “FiLaser” technology for brittle material cutting continues to bring in first orders from potential volume customers. Another highlight in bookings was high order intake during the quarter from the solar industry, in particular from China, where we see potential for additional orders in the coming months. The backlog of over $160 million at the end of March is the third highest in the Company’s history - even with the adverse effect of exchange rate fluctuations.

The significantly higher order entry and the positive feedback from our worldwide OEM customers for our third generation of high-power fiber lasers are very encouraging. We will continue to work on diversifying our product and application portfolio especially for our ultrashort pulse lasers. In the course of our ongoing efforts to streamline our cost structure and increase our efficiency, we have identified additional cost cutting measures that should reduce operating expenses by at least $5 million during the next fiscal year. Over the next few quarters, we expect to see further improvements in our profitability and our near-record backlog is a good indication and provides a solid basis for future revenue growth. Our achieving a 37% gross margin this quarter confirms that we are making progress toward our 40% gross margin goal by the fourth quarter of fiscal 2015.

 At March 31, 2015, the Company had 2,264 employees compared to 2,256 employees at March 31, 2014.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.0%	64.0%	64.1%	64.9%
Gross profit	37.0%	36.0%	35.9%	35.1%
Selling, general and administrative expenses	20.0%	21.6%	19.8%	21.3%
Research and development expenses	7.9%	9.0%	8.3%	9.2%
Amortization expenses	0.6%	0.5%	0.6%	0.5%
Income from operations	8.5%	5.0%	7.2%	4.0%
Income before income taxes	10.1%	5.1%	8.5%	4.0%
Net income attributable to RSTI	7.1%	3.5%	6.1%	2.7%

Net Sales - Net sales of $122.7 million and $245.1 million represent decreases of $5.9 million and $4.7 million, or 5% and 2%, for the three and six-month periods ended March 31, 2015, as compared to the corresponding periods in fiscal year 2014. The decrease for the three months ended March 31, 2015, resulted from net sales decreases of $0.4 million, or 1%, in Asia, and $10.9 million, or 16%, in Europe, offset by an increase of $5.4 million, or 22%, in North America, compared to the corresponding period in fiscal year 2014. The decrease for the six months ended March 31, 2015, resulted from a net sales decrease of $14.1 million, or 11%, in Europe, offset by an increases of $7.9 million, or 16%, in North America, and $1.5 million, or 2%, in Asia, as compared to the corresponding period in fiscal year 2014. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $21.3 million for the six-month period ended March 31, 2015.

Net sales of laser products for macro applications increased by $1.6 million, or 3%, to $48.4 million, for the three-months ended March 31, 2015, and was mainly attributable to the higher demand in the automotive and semiconductor industries which was partially offset by lower demand from the machine tool industry. Net sales of laser products for macro applications increased by $0.2 million, to $96.1 million, for the six-month period ended March 31, 2015, which was not materially different as compared to the corresponding period of fiscal year 2014.

Net sales of lasers for marking and micro applications decreased by $10.0 million, or 15%, to $55.9 million, for the three-month period ended March 31, 2015, and reflects lower demand from the electronics and jewelry industries. Net sales of lasers for marking and micro applications decreased by $8.4 million, or 7%, to $113.5 million for the six-month period ended March 31, 2015, and was mainly due to the negative impact of exchange rate fluctuations and a decrease in the semiconductor and jewelry industries. However, this decrease was partially offset by higher demand from the machine tool and automotive industries.

Revenues for the component business increased by $2.5 million, or 16%, to $18.4 million for the three-month period ended March 31, 2015, as compared to the corresponding period of fiscal year 2014. Revenues for the six-month period ended March 31, 2015, increased by $3.5 million, or 11%, to $35.5 million, compared to the corresponding period in fiscal year 2014. The increases are mainly attributable to higher demand for laser diodes and optical components.

Gross Profit - Our gross profit of $45.4 million for the three-month period ended March 31, 2015, represents a decrease of $0.9 million, or 2%, from the corresponding period of fiscal year 2014, but as a percentage of sales increased from 36% to 37%. Our gross profit of $88.0 million for the six-month period ended March 31, 2015, represents an increase of $0.4 million, which was not materially different from the corresponding period of fiscal year 2014. As a percentage of sales, gross profit for the six-month period ended March 31, 2015, increased from 35% to 36%. As a percentage of sales for the three and six-month periods ended March 31, 2015, gross profit increased slightly due to a favorable product mix, better absorption of fixed costs, and results of our cost reduction program for high-power fiber laser manufacturing. Gross profit was unfavorably affected by $3.7 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the six-month period ended March 31, 2015.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $24.5 million and $48.6 million for the three and six-month periods ended March 31, 2015, represents a decrease of $3.2 million, or 12%, for the three-month period, and a decrease of $4.5 million, or 9%, for the six-month period, compared to the corresponding periods of fiscal year 2014. The decrease in SG&A expenses for the three-month period is mainly due to the impact of exchange rate fluctuations and lower labor costs, partially offset by an increase in consulting fees. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $4.1 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the six-month period ended March 31, 2015. As a percentage of net sales, SG&A expenses decreased from 22% to 20% for the three-month period ended March 31, 2015, and decreased from 21% to 20% for the six-month period ended March 31, 2015, as compared to the corresponding prior year period.

Research and Development - The Company spent net $9.7 million and $20.3 million on research and development ("R&D") during the three and six-month periods ended March 31, 2015, which represents decreases of $1.9 million, or 16%, and $2.8 million, or 12%, for the three and six-month periods ended March 31, 2015, as compared to the corresponding period in fiscal year 2014. Gross R&D expenses for the three-month periods ended March 31, 2015 and 2014, were $10.0 million and $11.9 million, respectively, and were reduced by $0.3 million of government grants during each period. Gross R&D expenses for the six-month periods ended March 31, 2015 and 2014, were $20.7 million and $23.9 million, respectively, and were reduced by $0.4 million and $0.8 million, respectively, of government grants during each period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $2.3 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the six-month period ended March 31, 2015.

Amortization Expense - Amortization expense for the three and six-month periods ended March 31, 2015, amounted to $0.8 million and $1.5 million, respectively. This represents an increase of $0.1 million and $0.2 million for the three and six-month periods when compared to the same period of fiscal year 2014. This increase is attributable to the newly acquired intangible assets from FiLaser.

Other (Income) Expense -  Net other income of $1.9 million for the three-month period ended March 31, 2015, represents a increase of $1.7 million compared to net other income of $0.2 million for the corresponding period of fiscal year 2014. Net other income of $3.2 million for the six-month period ended March 31, 2015, represents an increase of $3.2 million compared to net other income of less than $0.1 million for the corresponding period of the prior year. Net interest expense for the three-month period ended March 31, 2015, within this category, includes $0.1 million of interest expense offset by $0.1 million of interest income. The increase in net foreign currency income in the three-month period ended March 31, 2015, is due to higher net exchange gains in the current period compared to the corresponding period in fiscal year 2014. For the six months ended March 31, 2015, net interest expense, within this category, includes $0.2 million of interest expense offset by $0.2 million of interest income. The increase in net foreign currency income in the six-month period ended March 31, 2015, is due to higher net exchange gains in the current period compared to the corresponding period in fiscal year 2014. Other income for the three and six-month periods ending March 31, 2014, included $1.0 million due to the partial forgiveness of a loan with the State of Connecticut related to investments and creation of new jobs.

Income Tax Expense - Income tax expense of $3.6 million and $5.8 million for the three and six-month periods ended March 31, 2015, represents an effective tax rate of 29% and 28%, compared to and 32% and 33% for the corresponding period of fiscal year 2014. The decrease in the effective tax rate is mainly due to the generation of taxable income in countries with lower tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by

$0.7 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, during the six-month period ended March 31, 2015.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $8.7 million and $14.9 million for the three and six-month periods ended March 31, 2015, which represents an increase of $4.2 million, or 95%, and an increase of $8.2 million, or 122%, from the corresponding period in fiscal year 2014. For the three-month period ended March 31, 2015, both the basic and diluted earnings per common share calculations equaled $0.31, based upon a weighted average of 28.1 million and 28.2 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.16, based upon a weighted average of 28.1 million and 28.3 million shares of common stock outstanding for the corresponding period of fiscal year 2014.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2015, were cash and cash equivalents of $146.1 million, short-term credit lines of $63.9 million and long-term credit lines of $19.1 million. As of March 31, 2015, $4.0 million was outstanding under the short-term lines of credit and $1.3 million was used for bank guarantees under these lines of credit, leaving $58.6 million available for borrowing under our short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $11.7 million, of which $3.8 million was used. Therefore, $66.5 million was unused and available under our short-term and bank guarantee lines of credit, in aggregate, at March 31, 2015.  At such date, the entire amount of our long-term lines of credit was fully drawn and $1.0 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At March 31, 2015, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $17.6 million during the six-month period ended March 31, 2015. Approximately $30.2 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income generated for the six-month period ended March 31, 2015, a decrease in trade accounts receivable and changes in non-cash transactions (depreciation and stock-based compensation expense), partially offset by an increase of net inventories.

Net cash used in investing activities totaled $10.1 million for the six-month period ended March 31, 2015, and was primarily related to additions to property and equipment partly offset by net sales of short-term investments.

Net cash provided by financing activities totaled $12.4 million for the six-month period ended March 31, 2015, and was primarily related to borrowings from banks and by the issuance of common stock from option exercises, which were partially offset by repayments to banks and purchases of non-controlling interests.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of March 31, 2015, $118.8 million of the total $146.1 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $27.3 million held by our US subsidiaries. As of that date, $20.0 million was owed by our non-US subsidiaries and $3.0 million was owed by our US subsidiaries from the total indebtedness amounting to $23.0 million. We expect our existing domestic cash, cash equivalents and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition our US subsidiaries had $20.0 million in available and unused lines of credit at March 31, 2015. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, during the six-month period ended March 31, 2015, approximately 66% of our sales have been denominated in other currencies, primarily the Euro, British pound sterling, Swiss franc, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen and Indian rupee. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of decreasing total equity by $60.8 million at March 31, 2015, as compared to $7.8 million at September 30, 2014.

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

The following table illustrates the development of the order entry and sales figures, taking into account exchange rate fluctuations. The non-GAAP presentation shows the second quarter 2015 figures when applying the average exchange rates of the second quarter of fiscal year 2014:

	March 31, 2015		March 31, 2014
	GAAP Actual	Non-GAAP Constant Currency	GAAP Actual
Net Sales	$122,719	$136,947	$128,589
Order Entry	$141,215	$159,635	$127,473

Between the second quarter of fiscal year 2014 and the second quarter of fiscal year 2015, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 15.6%. The impact of this weakening was to decrease net sales by $14.2 million because approximately 66% of fiscal year 2015 sales were denominated in other currencies, primarily the Euro. These exchange rate fluctuations also had the effect of decreasing order entry by $18.4 million.

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

Warranty Reserves

The Company provides reserves for the estimated costs of product warranties when revenue is recognized. The Company relies upon historical experience, expectation of future conditions, and its service data to estimate its warranty reserve. The Company continuously monitors this data to evaluate the sufficiency of the reserve. Warranty expense has historically been within our expectations. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims (such costs may include material, labor and travel costs), revisions to the estimated warranty liability would be required. Increases in reserves will impact operating income during the period.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended March 31, 2015, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At March 31, 2015, the Company maintained cash equivalents and short-term investments of $146.1 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At March 31, 2015, the Company had $0.2 million of variable rate debt on which the interest rate is reset every three months, $2.8 million of variable rate debt on which the interest rate is reset every six months, and $20.0 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2015	2.2	million
2016	3.8	million
2017	5.3	million
2018	1.9	million
2019	1.7	million
2020 and thereafter	8.1	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into two interest rate swap agreements to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. One swap agreement is for a total notional amount of Euro 0.2 million (equivalent to $0.2 million based on the exchange rate at March 31, 2015) and the other is for a total notional amount of Swiss francs 2.8 million (equivalent to $2.8 million based on the exchange rates at March 31, 2015).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2015, the Company held Japanese yen forward exchange options with notional amounts of Euro 1.0 million and $0.2 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from $0.1 million profit to a $0.2 million loss.

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

There have been no changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the twelve months ending February 10, 2015, subject to market conditions. The program permitted share repurchases from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the six-months ended March 31, 2015, the Company did not repurchase any shares of common stock.

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

Date: May 11, 2015	Rofin-Sinar Technologies Inc.
(Registrant)

/s/ Gunther Braun
Gunther Braun
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer