Form 10-Q
period 2015-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2015-08-10
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

28,181,803 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 7, 2015.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$163,856	$128,537
Short-term investments (Note 4)	8,423	13,121
Accounts receivable, net of allowance for doubtful accounts $2,673 and $3,338, respectively	86,410	108,026
Inventories, net (Note 5)	184,328	190,321
Other current assets and prepaid expenses	35,961	33,870
Total current assets	478,978	473,875
Property and equipment, net	90,783	79,703
Goodwill (Note 6)	93,784	100,355
Other intangibles, net (Note 6)	13,112	15,712
Other assets	18,782	18,940
Total assets	$695,439	$688,585
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$5,230	$3,255
Accounts payable, trade	23,869	22,702
Accounts payable to related party	438	443
Income tax payable	7,226	5,872
Accrued liabilities (Note 7)	73,340	67,581
Total current liabilities	110,103	99,853
Long-term debt	18,416	11,511
Pension obligations	24,002	25,692
Other long-term liabilities	10,903	12,820
Total liabilities	163,424	149,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,051,687 shares issued at June 30, 2015, and 32,884,000 shares issued at September 30, 2014	331	329
Additional paid-in capital	238,289	232,832
Retained earnings	514,438	487,976
Accumulated other comprehensive income (Note 10)	(52,313)	(14,072)
Treasury stock, at cost, 4,871,884 shares at June 30, 2015, and 4,871,884 shares at September 30, 2014	(169,262)	(169,262)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	531,483	537,803
Non-controlling interest in subsidiaries	532	906
Total equity	532,015	538,709
Total liabilities and equity	$695,439	$688,585

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended June 30, 2015 and 2014
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$132,547	$134,289	$377,653	$384,067
Cost of goods sold	80,282	87,613	237,364	249,747
Gross profit	52,265	46,676	140,289	134,320

Selling, general and administrative expenses	24,657	25,848	73,246	78,969
Research and development expenses	9,896	11,344	30,222	34,443
Amortization expense	739	760	2,274	2,115
Income from operations	16,973	8,724	34,547	18,793

Other (income) expense
Interest income	(82)	(102)	(282)	(360)
Interest expense	100	102	276	614
Foreign currency (income) expense	1,235	(462)	(2,044)	496
Other (income) expense	(266)	(182)	(148)	(1,418)
Income before income tax	15,986	9,368	36,745	19,461
Income tax expense	4,437	2,929	10,278	6,276
Net income	11,549	6,439	26,467	13,185
Less: Net income (loss) attributable to the non-controlling interest	(9)	(57)	5	(10)
Net income attributable to RSTI	$11,558	$6,496	$26,462	$13,195

Net income attributable to RSTI per share:
Per share of common stock basic	$0.41	$0.23	$0.94	$0.47
Per share of common stock diluted	$0.41	$0.23	$0.94	$0.47

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,167,456	28,019,504	28,109,651	28,094,443
Diluted	28,323,341	28,156,237	28,263,315	28,251,273

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Periods Ended June 30, 2015 and 2014
(dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income	$11,549	$6,439	$26,467	$13,185
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $1, $0, $3 and $8	2	2	8	23
Foreign currency translation adjustments	14,668	(2,083)	(38,353)	3,706
Defined benefit pension plans, net of tax of $21, $18, $61 and $52	34	29	104	88
Other comprehensive income (loss), net of tax	$14,704	$(2,052)	$(38,241)	$3,817
Total comprehensive income (loss)	$26,253	$4,387	$(11,774)	$17,002
Less: Total comprehensive income (loss) attributable to the non-controlling interest	(9)	(57)	5	(10)
Total comprehensive income (loss) attributable to RSTI	$26,262	$4,444	$(11,779)	$17,012

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended June 30, 2015 and 2014
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest in Subsidiaries	Total Equity
BALANCES at September 30, 2013	$327	$228,124	$462,808	$11,533	$(163,026)	$539,766	$3,652	$543,418
Total comprehensive income (loss)			13,195	3,817	—	17,012	(10)	17,002
Purchase of non-controlling interest	—	(2,302)	—	—	—	(2,302)	(2,728)	(5,030)
Common stock issued in connection with Stock Incentive Plans	2	5,815	—	—	—	5,817	—	5,817
Purchases of treasury stock	—	—	—	—	(6,236)	(6,236)	—	(6,236)
BALANCES at June 30, 2014	$329	$231,637	$476,003	$15,350	$(169,262)	$554,057	$914	$554,971

BALANCES at September 30, 2014	$329	$232,832	$487,976	$(14,072)	$(169,262)	$537,803	$906	$538,709
Total comprehensive income (loss)			26,462	(38,241)	—	(11,779)	5	(11,774)
Purchase of non-controlling interest	—	(69)	—	—	—	(69)	(379)	(448)
Common stock issued in connection with Stock Incentive Plans	2	5,526	—	—	—	5,528	—	5,528
BALANCES at June 30, 2015	$331	$238,289	$514,438	$(52,313)	$(169,262)	$531,483	$532	$532,015

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2015 and 2014
(dollars in thousands)

	Nine Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,467	$13,185
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	12,273	12,763
Stock-based compensation expenses	3,182	3,232
Other adjustments	(5,220)	(2,074)
Change in operating assets and liabilities:
Accounts receivable, trade	14,462	8,306
Inventories	(8,888)	(6,404)
Accounts payable	2,798	(1,076)
Changes in other operating assets and liabilities	12,714	(7,080)
Net cash provided by operating activities	57,788	20,852
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	629	201
Additions to property and equipment	(28,929)	(6,325)
Purchases of short-term investments	(8,473)	(25,771)
Sales of short-term and long-term investments	12,643	19,692
Acquisition of intellectual property and other assets	—	(5,891)
Net cash used in investing activities	(24,130)	(18,094)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	29,760	33,733
Repayments to banks	(18,729)	(29,091)
Payment of contingent acquisition-related obligations	(800)	—
Purchase of non-controlling interests	(413)	(4,911)
Purchases of treasury stock	—	(6,236)
Issuance of common stock	2,071	2,293
Net cash provided by (used in) financing activities	11,889	(4,212)
Effect of foreign currency translation on cash	(10,228)	738

Net increase (decrease) in cash and cash equivalents	35,319	(716)
Cash and cash equivalents at beginning of period	128,537	133,733
Cash and cash equivalents at end of period	$163,856	$133,017

Cash paid for interest	$165	$239
Cash paid for taxes	$9,387	$8,295

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

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

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". The new guidance does not apply to inventory that is measured using last-in, first-out or the retail inventory method. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost and requires that inventory should be measured at the lower of cost and net realizable value. These amendments are effective for fiscal years beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

On April 10, 2014, the Company completed the acquisition of certain assets of FiLaser USA LLC ("FiLaser") and subsidiaries. The transaction contained all intellectual property including know-how, patents and patent applications of FiLaser. FiLaser developed advanced laser process technology used for precision cutting and drilling of brittle material including glass, sapphire and semiconductor substrates. The Company has held back approximately 28% of the purchase price as security for various claims. During the three months ended June 30, 2015 the Company paid $0.8 million related to the unknown claims portion of this hold back. In addition, the purchase agreement also provides for potential future earn-out payments from revenues generated from certain of these intangible assets.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

June 30, 2015	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$163,856	$163,856	$—	$—
Short-term investments	8,423	8,423	—	—
Derivatives	(46)	—	(46)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$172,783	$172,279	$504	$—

September 30, 2014	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$128,537	$128,537	$—	$—
Short-term investments	13,121	13,121	—	—
Derivatives	(92)	—	(92)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$142,116	$141,658	$458	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	June 30, 2015	September 30, 2014
Finished goods	$29,801	$31,625
Work in progress	41,433	41,057
Raw materials and supplies	66,692	68,298
Demo inventory	14,887	18,268
Service parts	31,515	31,073
Total inventories	$184,328	$190,321

Net inventory is net of provisions for excess and obsolete inventory of $29,220 and $29,974 at June 30, 2015, and September 30, 2014, respectively.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2015, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2014	$40,938	$13,091	$46,326	$100,355
Currency translation differences	(4,311)	(323)	(1,937)	(6,571)
Balance as of June 30, 2015	$36,627	$12,768	$44,389	$93,784

The carrying values of other intangible assets are as follows:

	June 30, 2015		September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$17,041	$8,970	$17,947	$8,721
Customer base	17,243	16,303	18,404	16,883
Other	21,149	17,048	22,101	17,136
Total	$55,433	$42,321	$58,452	$42,740

Amortization expense for each of the nine-month periods ended June 30, 2015 and 2014, was $2,274 and $2,115, respectively. At June 30, 2015, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2015 and the next five fiscal years based on the average exchange rates as of June 30, 2015, is as follows:

2015 (remainder)	600
2016	1,900
2017	1,700
2018	1,300
2019	1,100
2020	1,100

7.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2015	September 30, 2014
Employee compensation	$21,639	$21,822
Warranty reserves	10,110	10,778
Other taxes payable	118	665
Customer deposits	20,783	12,379
Other	20,690	21,937
Total accrued liabilities	$73,340	$67,581

8.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of June 30, 2015, the Company's gross unrecognized tax benefits totaled $0.4 million which includes less than $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The changes in warranty reserve for the nine-month periods ended June 30, 2015 and 2014, are as follows:

	2015	2014
Balance at September 30,	$10,778	$12,301
Additional accruals for warranties during the period	1,880	3,463
Usage during the period	(1,746)	(4,537)
Currency translation	(802)	100
Balance at June 30,	$10,110	$11,327

10.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three-month periods ended June 30, 2015 and 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at March 31, 2015	$(6,181)	$(60,780)	$(56)	$(67,017)
Other comprehensive income (loss) before reclassifications	—	14,668	2	14,670
Amounts reclassified from accumulated other comprehensive income	34	—	—	34
Balance at June 30, 2015	$(6,147)	$(46,112)	$(54)	$(52,313)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at March 31, 2014	$(5,390)	$22,880	$(88)	$17,402
Other comprehensive income (loss) before reclassifications	—	(2,083)	2	(2,081)
Amounts reclassified from accumulated other comprehensive income	29	—	—	29
Balance at June 30, 2014	$(5,361)	$20,797	$(86)	$15,350

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the nine-month periods ended June 30, 2015 and 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2014	$(6,251)	$(7,759)	$(62)	$(14,072)
Other comprehensive income (loss) before reclassifications	—	(38,353)	8	(38,345)
Amounts reclassified from accumulated other comprehensive income	104	—	—	104
Balance at June 30, 2015	$(6,147)	$(46,112)	$(54)	$(52,313)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2013	$(5,449)	$17,091	$(109)	$11,533
Other comprehensive income before reclassifications	—	3,706	23	3,729
Amounts reclassified from accumulated other comprehensive income	88	—	—	88
Balance at June 30, 2014	$(5,361)	$20,797	$(86)	$15,350

The reclassifications out of Accumulated Other Comprehensive Income for the three and nine-month periods ended June 30, 2015 and 2014, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Unamortized loss on defined benefit pension plans
Amortization	$55	$47	$165	$140
Tax effects	(21)	(18)	(61)	(52)
Total reclassification for the period	$34	$29	$104	$88

11.	Stock Incentive Plans

The Company maintains a 2007 Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the 2007 Incentive Stock Plan continues through 2017. Effective March 12, 2015, the stockholders approved the Rofin-Sinar Technologies Inc. 2015 Incentive Stock Plan to reserve an additional 1,800,000 shares of common stock. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2014 or through the first nine months of fiscal year 2015 under either plan. Non-qualified stock options were granted to officers and other key employees in the first quarter of fiscal year 2015 and 2014 under the 2007 Incentive Stock Plan. During the nine-month periods ended June 30, 2015 and 2014, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

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

The balance of outstanding stock options and all options activity at and for the nine months ended June 30, 2015, are as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2014	3,357,050	$27	1/10	4.86 years
Granted	341,750	$22	3/4
Exercised	(249,196)	$17	3/4
Forfeited	(52,904)	$24	7/8
Outstanding at June 30, 2015	3,396,700	$27	2/5	4.88 years	$7.24
Exercisable at June 30, 2015	2,392,000	$28	1/5	3.49 years	$4.75

As of June 30, 2015, there were $9.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.03 years.

During the three and nine-month periods ended June 30, 2015 and 2014, the following activity occurred under the Incentive Stock Plan:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Total intrinsic value of stock options exercised	$81	$88	$1,221	$1,105
Cash received from stock option exercises	$498	$155	$2,071	$2,293

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Weighted number of shares for basic earnings per common share	28,167,456	28,019,504	28,109,651	28,094,443
Potential additional shares due to outstanding dilutive stock options	155,885	136,733	153,664	156,830
Weighted number of shares for diluted earnings per common share	28,323,341	28,156,237	28,263,315	28,251,273

The weighted average diluted shares outstanding for the nine months ended June 30, 2015 and 2014, excludes the dilutive effect of approximately 2.4 million and 2.9 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and nine-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Service cost	$232	$245	$709	$736
Interest cost	265	335	809	1,004
Expected return on plan assets	(175)	(167)	(525)	(501)
Amortization of prior net (gain) loss	(6)	28	(19)	84
Amortization of prior service cost	61	19	184	56
Net periodic pension cost	$377	$460	$1,158	$1,379

14.	Segment and Geographic Information

Assets, property and equipment, sales, and income before income taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	June 30, 2015	September 30, 2014
ASSETS
North America	$251,540	$246,370
Germany	426,026	430,123
Other	346,041	347,992
Intercompany eliminations	(328,168)	(335,900)
	$695,439	$688,585

	June 30, 2015	September 30, 2014
PROPERTY AND EQUIPMENT, NET
North America	$16,113	$16,319
Germany	48,166	41,828
Other	26,748	21,822
Intercompany eliminations	(244)	(266)
	$90,783	$79,703

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
NET SALES
North America	$38,294	$36,942	$113,425	$105,419
Germany	80,162	85,081	231,372	238,207
Other	73,493	66,203	197,063	198,630
Intercompany eliminations	(59,402)	(53,937)	(164,207)	(158,189)
	$132,547	$134,289	$377,653	$384,067
INTERCOMPANY SALES
North America	$4,261	$2,684	$11,281	$8,785
Germany	41,548	35,398	114,094	105,115
Other	13,593	15,855	38,832	44,289
Intercompany eliminations	(59,402)	(53,937)	(164,207)	(158,189)
	$—	$—	$—	$—
EXTERNAL SALES
North America	$34,033	$34,259	$102,144	$96,635
Germany	38,614	49,682	117,278	133,091
Other	59,900	50,348	158,231	154,341
	$132,547	$134,289	$377,653	$384,067

INCOME BEFORE INCOME TAX
North America	$4,326	$2,803	$5,204	$5,077
Germany	5,492	3,062	15,477	712
Other	7,201	3,710	17,957	15,326
Intercompany eliminations	(1,033)	(207)	(1,893)	(1,654)
	$15,986	$9,368	$36,745	$19,461

15.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of components products as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Macro applications	$48,660	$56,416	$144,742	$152,274
Marking and micro applications	64,129	58,991	177,637	180,874
Components	19,758	18,882	55,274	50,919
	$132,547	$134,289	$377,653	$384,067

16.	Treasury Stock

As previously reported, on February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the next twelve months ending February 10, 2015, subject to market conditions. The program permitted share repurchases from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the nine-months ended June 30, 2015, the Company did not repurchase any shares of common stock.

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

Through its global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics and photovoltaic industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin's laser sources with other system components. Many of Rofin's customers are among the largest global participants in their respective industries.

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

During the third quarter of fiscal years 2015 and 2014, we realized approximately 37% and 42% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 48% and 44%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 15% and 14%, respectively, from the sale of components.

In the third quarter of fiscal year 2015, we delivered very strong results that demonstrate that our measures to increase efficiency and profitability are gaining momentum. Both net income and earnings per share rose by 78% year-over-year, and we steadily improved our gross margin. A favorable product mix, combined with more efficient production of our high-power fiber lasers and lower manufacturing costs of our third generation fiber lasers, improved our gross profit margin for the quarter to 39% of net sales, putting us within reach of our 40% target for the fourth fiscal quarter. Important highlights of the third quarter of fiscal year 2015 were excellent sales in the solar industry and a strong medical device business performance. From a geographical perspective, our North American and Asian businesses performed well, but European revenues continued to suffer from currency translation effects. Using last fiscal year’s average exchange rates, quarterly revenue would have been $146.8 million, representing a growth of more than 9%.

Further optimization of production costs and diversification of our product and applications portfolio should continue to strengthen our market position and cultivate future business growth. Our substantial backlog of $157.5 million and our favorable business prospects should also contribute to this growth in the near-term.

 At June 30, 2015, the Company had 2,235 employees compared to 2,269 employees at June 30, 2014.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	65.2%	62.9%	65.0%
Gross profit	39.4%	34.8%	37.1%	35.0%
Selling, general and administrative expenses	18.6%	19.2%	19.4%	20.6%
Research and development expenses	7.5%	8.4%	8.0%	9.0%
Amortization expenses	0.6%	0.6%	0.6%	0.6%
Income from operations	12.8%	6.5%	9.1%	4.9%
Income before income taxes	12.1%	7.0%	9.7%	5.1%
Net income attributable to RSTI	8.7%	4.8%	7.0%	3.4%

Net Sales - Net sales of $132.5 million and $377.7 million represent decreases of $1.7 million and $6.4 million, or 1% and 2% for the three and nine-month periods ended June 30, 2015, as compared to the corresponding periods in fiscal year 2014. The decrease for the three months ended June 30, 2015, resulted from a decrease of $9.3 million, or 15%, in Europe, partially offset by net sales increases of $5.1 million, or 11%, in Asia, and $2.4 million, or 10%, in North America, compared to the corresponding period in fiscal year 2014. The decrease for the nine months ended June 30, 2015, resulted from a net sales decrease of $23.4 million, or 12%, in Europe, partially offset by increases of $10.3 million, or 14%, in North America, and $6.6million, or 6%, in Asia, as compared to the corresponding period in fiscal year 2014. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $35.6 million for the nine-month period ended June 30, 2015.

Net sales of laser products for macro applications decreased by $7.8 million, or 14%, to $48.7 million for the three months ended June 30, 2015, and was mainly attributable to the lower demand in the machine tool industry. Net sales of laser products for macro applications decreased by $7.5 million, or 5%, to $144.8 million for the nine-month period ended June 30, 2015, which was mainly due to a lower demand from the machine tool industry, partially offset by a higher demand from the automotive and semiconductor industries as compared to the corresponding period of fiscal year 2014.

Net sales of lasers for marking and micro applications increased by $5.1 million, or 9%, to $64.1 million for the three-month period ended June 30, 2015, and reflects higher demand from the solar and medical device industries. Net sales of lasers for marking and micro applications decreased by $3.3 million, or 2%, to $177.6 million for the nine-month period ended June 30, 2015, and was mainly due to a decrease in the semiconductor and jewelry industries. However, this decrease was partially offset by higher demand from the solar industry.

Revenues for the component business increased by $0.9 million, or 5%, to $19.7 million for the three-month period ended June 30, 2015, as compared to the corresponding period of fiscal year 2014. Revenues for the nine-month period ended June 30, 2015, increased by $4.4 million, or 9%, to $55.3 million, compared to the corresponding period in fiscal year 2014. The increases are mainly attributable to higher demand for laser diodes, fibers and optical components.

Gross Profit - Our gross profit of $52.3 million for the three-month period ended June 30, 2015, represents an increase of $5.6 million, or 12%, from the corresponding period of fiscal year 2014, and as a percentage of sales increased from 35% to 39%.

Our gross profit of $140.3 million for the nine-month period ended June 30, 2015, represents an increase of $6.0 million, or 4%, when compared to the corresponding period of fiscal year 2014. As a percentage of sales, gross profit for the nine-month period ended June 30, 2015, increased from 35% to 37%. As a percentage of sales for the three and nine-month periods ended June 30, 2015, gross profit increased mainly as a result of the higher efficiency in production combined with reduced manufacturing costs through the use of the third generation design of high-power fiber lasers, as well as a favorable product mix, especially for micro applications and a strong component business. Gross profit was unfavorably affected by $5.8 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the nine-month period ended June 30, 2015.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $24.7 million and $73.2 million for the three and nine-month periods ended June 30, 2015, represents a decrease of $1.2 million, or 5%, for the three-month period, and a decrease of $5.7 million, or 7%, for the nine-month period, compared to the corresponding periods of fiscal year 2014. The decrease in SG&A expenses for the three-month period is mainly due to lower labor costs and the impact of exchange rate fluctuations partially offset by an increase in commissions, legal and consulting fees and expenses related to the recent management change of approximately $1.1 million. SG&A, a significant portion of which is incurred in foreign currencies, was favorably affected by $7.6 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the nine-month period ended June 30, 2015. As a percentage of net sales, SG&A expenses remained unchanged at 19% for the three-month period ended June 30, 2015, and decreased from 21% to 19% for the nine-month period ended June 30, 2015, as compared to the corresponding prior year periods.

Research and Development - The Company spent net $9.9 million and $30.2 million on research and development ("R&D") during the three and nine-month periods ended June 30, 2015, which represents decreases of $1.4 million, or 13%, and $4.2 million, or 12%, for the three and nine-month periods ended June 30, 2015, as compared to the corresponding periods in fiscal year 2014. Gross R&D expenses for the three-month periods ended June 30, 2015 and 2014, were $10.0 million and $11.8 million, respectively, and were reduced by $0.1 million and $0.5 million of government grants during the respective periods. Gross R&D expenses for the nine-month periods ended June 30, 2015 and 2014, were $30.7 million and $35.7 million, respectively, and were reduced by $0.5 million and $1.3 million of government grants during each respective period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $3.9 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the nine-month period ended June 30, 2015.

Amortization Expense - Amortization expense for the three and nine month periods ended June 30, 2015, amounted to $0.7 million and $2.3 million, respectively. This represents a decrease of less than $0.1 million for the three-month period and an increase of $0.2 million for the nine-month period when compared to the same periods of fiscal year 2014.

Other (Income) Expense -  Net other expense of $1.0 million for the three-month period ended June 30, 2015, represents a decrease of $1.6 million compared to net other income of $0.6 million for the corresponding period of fiscal year 2014. Net other income of $2.2 million for the nine-month period ended June 30, 2015, represents an increase of $1.5 million compared to net other income of $0.7 million for the corresponding period of the prior year. Net interest expense for the three-month period ended June 30, 2015, within this category, includes $0.1 million of interest expense offset by $0.1 million of interest income. The increase in net foreign currency expense in the three-month period ended June 30, 2015, is due to higher net exchange losses in the current period compared to the corresponding period in fiscal year 2014. For the nine months ended June 30, 2015, net interest expense, within this category, includes $0.3 million of interest expense offset by $0.3 million of interest income. The increase in net foreign currency income in the nine-month period ended June 30, 2015, is due to higher net exchange gains in the current period compared to the corresponding period in fiscal year 2014. Other income for the nine-month period ending June 30, 2014, included $1.0 million due to the partial forgiveness of a loan with the State of Connecticut related to investments and creation of new jobs.

Income Tax Expense - Income tax expense of $4.4 million and $10.3 million for the three and nine-month periods ended June 30, 2015, represents an effective tax rate of 28%, for each period, compared to 31% and 32% for the corresponding periods of fiscal year 2014. The decrease in the effective tax rate is mainly due to the generation of taxable income in countries with lower tax rates. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $1.1 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, during the nine-month period ended June 30, 2015.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $11.6 million and $26.5 million for the three and nine-month periods ended June 30, 2015, which represents an increase of $5.1 million, or 78%, and an increase of $13.3 million, or 101%, from the corresponding periods in fiscal year 2014. For the three-month period ended June 30, 2015, both the basic and diluted earnings per common share calculations equaled $0.41, based upon a weighted average of 28.2 million and 28.3 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.23, based upon a weighted average of 28.0 million and 28.2 million shares of common stock outstanding for the corresponding period of fiscal year 2014.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2015, were cash and cash equivalents of $163.9 million, short-term investments of $8.4 million, short-term credit lines of $64.0 million and long-term credit lines of $19.7 million. As of June 30, 2015, $3.9 million was outstanding under the short-term lines of credit and $1.6 million was used for bank guarantees under these lines of credit, leaving $58.5 million available for borrowing under the short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $12.2 million, of which $3.8 million was used. Therefore, $66.9 million was unused and available under the Company's short-term and bank guarantee lines of credit, in aggregate, at June 30, 2015.  At such date, the entire amount of our long-term lines of credit was fully drawn and $1.3 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At June 30, 2015, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $35.3 million during the nine-month period ended June 30, 2015. Approximately $57.8 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income generated for the nine-month period ended June 30, 2015, a decrease in trade accounts receivable, changes in non-cash transactions (depreciation and stock-based compensation expense) and decreases in other operating assets and liabilities, partially offset by an increase of net inventories.

Net cash used in investing activities totaled $24.1 million for the nine-month period ended June 30, 2015, and was primarily related to additions to property and equipment partly offset by net sales of short-term investments.

Net cash provided by financing activities totaled $11.9 million for the nine-month period ended June 30, 2015, and was primarily related to borrowings from banks and by the issuance of common stock from option exercises, which were partially offset by repayments to banks, purchases of non-controlling interests and payments for acquisition-related obligations.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of June 30, 2015, $132.6 million of the total $172.3 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $39.7 million held by our US subsidiaries. As of that date, $20.7 million was owed by our non-US subsidiaries and $2.9 million was owed by our US subsidiaries from the total indebtedness amounting to $23.6 million. We expect our existing domestic cash, cash equivalents and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition, our US subsidiaries had $20.0 million in available and unused lines of credit at June 30, 2015. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, during the nine-month period ended June 30, 2015, approximately 66% of our sales have been denominated in other currencies, primarily the Euro, British pound sterling, Swiss franc, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen and Indian rupee. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of decreasing total equity by $46.1 million at June 30, 2015, as compared to $7.8 million at September 30, 2014.

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

The following table illustrates the development of the order entry and sales figures, taking into account exchange rate fluctuations. The non-GAAP presentation shows the third quarter 2015 figures when applying the average exchange rates of the third quarter of fiscal year 2014:

	June 30, 2015		June 30, 2014
	GAAP Actual	Non-GAAP Constant Currency	GAAP Actual
Net Sales	$132,547	$146,793	$134,289
Order Entry	$130,014	$146,896	$144,034

Between the third quarter of fiscal year 2014 and the third quarter of fiscal year 2015, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 18.0%. The impact of exchange rate fluctuations, mainly the Euro, was to decrease quarterly net sales by $14.3 million and quarterly order entry by $16.9 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended June 30, 2015, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At June 30, 2015, the Company maintained cash, cash equivalents and short-term investments of $172.3 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At June 30, 2015, the Company had $2.9 million of variable rate debt on which the interest rate is reset every six months, and $20.7 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2015	1.5	million
2016	4.0	million
2017	5.5	million
2018	2.5	million
2019	1.8	million
2020 and thereafter	8.3	million

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into an interest rate swap agreement to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. The swap agreement is for a total notional amount of Swiss francs 2.8 million (equivalent to $2.9 million based on the exchange rates at June 30, 2015).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2015, the Company held Japanese yen forward exchange options with notional amounts of Euro 1.2 million and $0.3 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from $0.2 million profit to a $0.1 million loss.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal matters reported in our Annual Report on Form 10-K for the year ended September 30, 2014, as filed with the SEC on December 1, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on February 5, 2014, the Board of Directors authorized the Company to initiate a share buyback of up to $25.0 million of the Company’s Common Stock over the twelve months ending February 10, 2015, subject to market conditions. The program permitted share repurchases from time to time in open market transactions or privately negotiated transactions at the Company’s discretion. During the nine-months ended June 30, 2015, the Company did not repurchase any shares of common stock.

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

Date: August 10, 2015	Rofin-Sinar Technologies Inc.
(Registrant)

/s/ Thomas Merk
Thomas Merk
President, Chief Executive Officer,
and Director

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer