Form 10-K/A
period 2015-09-30
ROFIN SINAR TECHNOLOGIES INC
filed 2016-01-28
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number: 000-21377

ROFIN-SINAR TECHNOLOGIES INC.

(Exact name of Registrant as specified in its charter)

Delaware	38-3306461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40984 Concept Drive, Plymouth, MI	48170
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (734) 455-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per Share=	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Rofin-Sinar Technologies, Inc. (the “Company”) for the fiscal year ended September 30, 2015 that was filed with the Securities and Exchange Commission (“SEC”) on November 30, 2015 (the “Original Filing”; and as amended by this Amendment, “this Annual Report”). Because the Company has determined that it will not file its definitive proxy statement within 120 days of the end of its fiscal year ended September 30, 2015, the Company is filing this Amendment to include the information required by Part III and not included in the Original Filing.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. Except with regard to the currently dated certifications included under said Item 15 and as set forth in Part III below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of the Company’s definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our current directors, together with certain information concerning each such individual.

Director	Principal Occupation During Past Five Years and Certain Other Directorships	Age
Class I Directors Whose Terms Expire in 2018

Jenifer Bunis	Ms. Bunis has been a member of the Board of Directors since December 2015. Ms. Bunis spent 20 years at Synrad, Inc., a well-known designer and manufacturer of laser technology, where she held a variety of positions covering many facets of the business, including sales and marketing, operations and business development. For over 14 years, she served as Executive Vice President overseeing the production, purchasing and materials management, as well as managing major OEM accounts. Most recently, Ms. Bunis served as Vice President of Business Development for Laser Mechanisms, Inc., where she was responsible for identifying and developing new strategic partners to increase the company’s brand recognition. Ms. Bunis graduated Phi Beta Kappa from the University of Rochester with a Bachelor of Science in Optics.	50

Thomas Merk	Thomas Merk has been Chief Executive Officer and President of the Company since July 1, 2015 and a member of the Board of Directors since July 1, 2015. Mr. Merk was previously the Chief Operating Officer of the Rofin Micro Business since December 2005, the Rofin Marking Business since July 2006, and a Managing Director of Carl Baasel Lasertechnik GmbH & Co. KG. since May 2000. He started his career in 1989 at Boehringer Werkzeugmaschinen Vertriebs GmbH, a machine tool company, and remained there until 2000, most recently serving as managing director. Mr. Merk holds a Master's Degree in mechanical engineering from the Technical University of Stuttgart, Germany.	53

Ralph E. Reins	Mr. Reins has been a member of the Board of Directors since September 1996. Mr. Reins was a Director of Group Dekko until June 2009 and of Weirton Steel until December 12, 2002. He was Chief Executive Officer of Qualitor Inc. from May 1999 until July 2002 and remained as Chairman of Qualitor Inc. until it was sold in December 2004. Mr. Reins has served in a multitude of executive and operational capacities including President and Chief Executive Officer of AP Parts International, Inc. from 1995 to 1997; President and Chief Executive Officer of Envirotest Systems Corp. in 1995; President of Allied Signal Automotive from 1991 through 1994; and President of United Technologies Automotive from 1990 to 1991. He was Chairman, Chief Executive Officer, President and Chief Operating Officer of Mack Truck from 1989 to 1990 and President and Chief Executive Officer of ITT Automotive from 1985 to 1989. Mr. Reins received a Bachelor of Science in Industrial/Operations Engineering from the University of Michigan. Mr. Reins is a member of the Company's Audit, Compensation, and Nominating Committees. In 2013, Mr. Reins was elected as our Lead Independent Director.	75

Class II Directors Whose Terms Expire in 2016 (up for re-election at the next annual meeting)

Carl F. Baasel	Mr. Baasel became a member of the Board of Directors in October 2000, following the Company's acquisition of a majority stake in Carl Baasel Lasertechnik GmbH, a company that Mr. Baasel founded in 1975. Mr. Baasel served as that company's Managing Director until September 2001, when it was transformed into a limited partnership under the name "Carl Baasel Lasertechnik GmbH & Co. KG". From September 2001 until June 2008, Mr. Baasel has served as Managing Director of this limited partnership, which is a fully owned subsidiary of the Company. Mr. Baasel holds a Master's Degree in Physics from the Technical University of Munich.	74

Director	Principal Occupation During Past Five Years and Certain Other Directorships	Age
Daniel J. Smoke	Mr. Smoke has been a member of the Board of Directors since August 2003. Mr. Smoke was CFO for both public and privately held manufacturing companies during a career spanning 40 years. He began his career with Ford Motor Company spending nearly 15 years in the automotive industry with Ford, White Motor Corporation and General Battery Corporation. From 1986 to 1994 Mr. Smoke was at Eagle Industries, Inc. (a diversified manufacturing holding company), where he held both financial and operating management positions including VP Finance and Division President. From 1995-1996 Mr. Smoke was CFO of Folger Adam Company. He was CFO of Bucyrus International, Inc. from 1996 to 1999. From 1999 to 2004 Mr. Smoke operated a consulting business and since that time has been CFO for several private equity “portfolio companies” including Marco Wood Products (2004-2005), BR Lee Industries (2005-2006), Truck Bodies and Equipment International (2006-2007), and JAC Products, Inc. (2010-2011). Mr. Smoke has a Bachelor of Arts Degree in Business Administration from Washington State University, a Master of Science Degree in Accounting from California State University, and earned a CPA certificate in 2003. Mr. Smoke is a member of the Company's Audit, Compensation, and Nominating Committees, serving as Chairman of the Audit Committee.	66

Gary K. Willis	Mr. Willis has been a member of the Board of Directors since September 1996. Until his retirement from Zygo Corporation (“Zygo”), a manufacturer of ultra-high precision measurement solutions, in November 2000, Mr. Willis served as its Chairman of the Board of Directors from 1998 to 2000, President in 1992 and Chief Executive Officer from 1993 to 1999. Mr. Willis rejoined Zygo as a director in June 2009 and continued to serve as a director of the company until it was sold in June 2014. In October 2013, Mr. Willis agreed to become interim President and Chief Executive Officer of Zygo and served in that role until its sale in June 2014. Prior to joining Zygo in 1992, Mr. Willis was Chairman, President, and Chief Executive Officer of The Foxboro Company. Mr. Willis also serves as a director of Plug Power Inc., and Middlesex Health Services, Inc. Mr. Willis served as a director of Benthos Corporation until 2006, and Vion Pharmaceuticals Inc. until 2010. Mr. Willis has a Bachelor of Science Degree in Mechanical Engineering from Worcester Polytechnic Institute. Mr. Willis is a member of the Company's Audit, Compensation, and Nominating Committees, serving as Chairman of the Compensation Committee.	70

Class III Directors Whose Terms Expire in 2017

Stephen D. Fantone	Dr. Fantone has been a member of the Board of Directors since October 2005. Dr. Fantone is the President and Chief Executive Officer of Optikos Corporation, an optical engineering company, and is a Senior Lecturer at the Massachusetts Institute of Technology. Dr. Fantone served as a director, since March 1995, and Chairman of the Board of Directors, since January 1997, of Benthos Inc., until it was sold in January 2006. Dr. Fantone was a director at Zygo Corporation from June 2009 until its sale in June 2014. Dr. Fantone has received Bachelor of Science Degrees in Electrical Engineering and Management from M.I.T. and a Ph.D. in Optics from the Institute of Optics at the University of Rochester. Dr. Fantone is a member of the Company's Audit, Compensation, and Nominating Committees, serving as Chairman of the Nominating Committee.	62

Peter Wirth	Dr. Wirth has served as Non-Executive Chairman of the Board of Directors of the Company from September 2009 until the present, and as Executive Chairman of the Board of Directors from September 1996 until September 2009. Dr. Wirth was previously the Chief Executive Officer and President of the Company from September 1996 until May 2005. He has also served as General Manager of Rofin-Sinar Laser GmbH (“RSL”) from October 1994 until September 2009. From 1991 until October 1994, Dr. Wirth was President of Rofin-Sinar Inc. He joined RSL in 1979 as Sales Manager for industrial lasers, and became Director, Sales and Marketing in 1983. He holds a Master's Degree and a Ph.D. in Physics from the Technical University in Munich, Germany.	69

Our executive officers and their respective positions as of the date of this Annual Report are listed below. Biographical information regarding each executive officer (other than Mr. Merk who is also a director and whose biographical information is set forth above) is set forth below.

Ingrid Mittelstaedt, age 51

Chief Financial Officer, Executive Vice President, Finance and Administration, and Treasurer

Ingrid Mittelstaedt has been Chief Financial Officer, Executive Vice President, Finance and Administration, and Treasurer since December 2005. From 1997 until December 2005, she was Head of Corporate Controlling for the Company and Head of Finance and Administration of RSL. Before joining the Company, Ms. Mittelstaedt was a Supervising Senior with KPMG in Germany. She holds a Master's Degree in Economic Sciences from the University of Buenos Aires and is an Argentinean certified public accountant.

Louis Molnar, age 62

Chief Operating Officer - North America

Louis Molnar has been Chief Operating Officer of the Rofin North American Business since July 2015. Previously, Mr. Molnar had been Chief Operating Officer of the Rofin Macro Business since December 2005. He also serves as President of Rofin-Sinar Inc., a wholly-owned subsidiary of the Company, located in Plymouth, Michigan, since August 2000 and President of Rofin-Baasel Inc., a wholly-owned subsidiary of the Company in Devens, Massachusetts since July 2003. Mr. Molnar served as President and Chief Operational Officer of GALCO Industrial Electronics, a company offering electrical and electronic control products, from July 1997 until August 2000. Prior to that date, Mr. Molnar served as Director for FANUC Robotics, where he was responsible for the entire business infrastructure and operations, as well as all engineering functions, for the automotive components and general industries markets. Mr. Molnar holds a Bachelor of Science Degree in Electrical Engineering from Oakland University and a Master's Degree in Business Administration from Michigan State University.

Ulrich Hefter, age 63

Chief Technical Officer

Ulrich Hefter has been Chief Technical Officer of the Company since March 2006. He has been Chief Technical Director of RSL since April 2001. Dr. Hefter graduated in Physics at the University of Kaiserslautern in 1981, where he worked as a Junior Scientist from 1983 onwards, after a two year stay at the University of Colorado. In 1984 he started his career as Research Manager for Laser-Optronic, a company which developed, manufactured and sold laser marking systems. In 1987 he also became responsible for the Engineering Department at Laser-Optronic. Laser-Optronic has been part of the Marking Division of RSL since 1989.

Martin Seifert, age 56

Chief Operating Officer Defense

Martin Seifert has been Chief Operating Officer of the Company's Defense Business since April 2015. He also serves as President of Nufern, a wholly-owned subsidiary of the Company, located in Hartford, Connecticut. Prior to Nufern, Mr. Seifert was President and GM of Lucent Specialty Fibers, after his successful involvement in the turnaround of the SpecTran specialty optical fiber manufacturing company and its subsequent sale to Lucent. In the early 90s Mr. Seifert started and managed a successful combined hardware and software business at Rockwell where he was also involved with merger, acquisition, and divestiture activities. Prior to that, Mr. Seifert was Chief Operating Officer of Schweitzer Engineering Labs, and manager of the specialized global high tech drives and control system service provider organization within Bucyrus-Erie. Mr. Seifert holds a B.S. degree from the University of British Columbia.

Relationships Among Directors or Executive Officers

There are no family relationships among any of the directors or executive officers of the Company.

DIRECTOR INDEPENDENCE AND CORPORATE GOVERNANCE

Director Independence

We believe that the Company benefits from having a strong and independent Board of Directors. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company that would affect his or her exercise of independent judgment. On an annual basis, the Board reviews the independence of all directors under guidelines established by NASDAQ and in light of each director's affiliations with the Company and members of management. This review considers all known relevant facts and circumstances in making an independence determination. Based on this review, the Board has made an affirmative determination that all directors, other than Dr. Wirth, and Messrs. Merk and Baasel, are independent. Mr. Merk was determined to lack independence due to his status as the Company's President and Chief Executive Officer ("CEO"). Dr. Wirth and Mr. Baasel lack independence due to their previously held positions within the Company as noted above in this Item 10 and, in the case of Mr. Baasel due to certain rental payments he receives from the Company as noted below in Item 13 "Certain Relationships and Related Transactions."

Audit Committee Financial Expert

The Board of Directors has determined that Daniel J. Smoke, Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as such term is defined in the applicable Securities and Exchange Commission Audit Committee rules and that he has the requisite level of financial sophistication required under the listing standards of NASDAQ.

Code of Business Conduct and Ethics

The Board of Directors and the Company are committed to good corporate governance practices. The Company's Code of Business Conduct and Ethics requires management, including the Company's CEO, Chief Financial Officer and Controller, and employees to abide by high standards of business conduct and ethics. The Code of Business Conduct and Ethics is available in the Investors Relations section of the Company's web site at www.rofin.com

Executive Sessions of Non-Management Directors

Executive sessions of non-management directors (consisting of all independent directors) are regularly scheduled and held at each meeting of the Board of Directors.

Stockholder Communications with the Board

Any stockholder who wishes to send any communications to the Board, a particular committee of the Board or a particular director should also deliver such communications to the Secretary of the Company at 40984 Concept Drive, Plymouth, MI 48170. The Secretary is responsible for determining, in consultation with other officers of the Company, counsel, and other advisers as appropriate, which stockholder communications will be relayed to the Board.

Risk Oversight Process

Our Board of Directors has the primary responsibility for risk oversight of the Company as a whole. However, the Board has delegated primary oversight responsibility to the Audit Committee. The Audit Committee is responsible for overseeing risks associated with financial and accounting matters, including compliance with all legal and regulatory requirements and internal control over financial reporting. In addition, the Audit Committee has oversight responsibility for the Company's overall business risk management process, which includes the identification, assessment, mitigation and monitoring of key business risks on a company-wide basis. On at least an annual basis the Audit Committee reviews the key business process risks and controls of the Company, and approves the internal audit control testing plan. On a quarterly basis, the internal audit department reports the progress of the annual control testing to the Audit Committee. At the year-end meeting, the Company's internal audit department and the external auditors report their respective findings to the Audit Committee. Any significant findings are followed up on and corrected under the direction of the Audit Committee or Executive Management. The Board believes that the current leadership structure of the Board supports effective oversight of the Company's risk management processes described above by providing independent leadership at the Board committee level, with ultimate oversight by the full Board as led by the Chairman, and the President and CEO.

BOARD OF DIRECTORS AND COMMITTEES

During the fiscal year ended September 30, 2015, the Board of Directors held twenty meetings. All directors attended at least 75% of the meetings of the Board of Directors and meetings of the committees of which they are members. To conduct its business, the Board maintains three standing committees: an Audit Committee, a Compensation Committee, and a Nominating Committee. In addition, from time-to-time, the Board may determine that it is appropriate to form an additional committee or committees of the Board to address a particular matter or matters not specific to, or determined to be appropriate for, one of its standing committees. All committees report on their activities to the Board.

We do not have a formal policy regarding attendance by directors at annual meetings. However, our directors are expected to attend board meetings, our Annual Meeting of Stockholders and meetings of committees on which they serve and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. All directors who were on the Board at the time of the last Annual Meeting of Stockholders attended the meeting, with two directors attending remotely by telephone.

The role of Chairman of the Board is currently held by Dr. Peter Wirth, while the role of Chief Executive Officer is held by Thomas Merk. We separate the roles of Chief Executive Officer and Chairman of the Board of Directors in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while the Chairman of the Board of Directors provides guidance to the Chief Executive Officer and sets the agenda for Board of Directors meetings and presides over meetings of the full Board of Directors and executive sessions of the Board of Directors. Our Chief Executive Officer serves on our Board of Directors, which we believe helps the Chief Executive Officer serve as a bridge between management and the Board of Directors, helping to ensure that both groups act with a common purpose. We believe that the Chief Executive Officer's presence on the Board of Directors enhances his ability to provide insight and direction on important strategic initiatives to both management and the independent directors.

LEAD INDEPENDENT DIRECTOR

The Lead Independent Director is elected annually by the independent members of the Board of Directors and is responsible for coordinating the activities of the independent directors and is expected to perform such other duties and responsibilities as the Board may determine. Mr. Ralph Reins has been elected to serve in the role of Lead Independent Director.

The specific responsibilities of the Lead Independent Director are:

•	Act as the principal liaison between the independent directors of the Board and the Chairman of the Board;
•	Develop the agenda for and preside at executive sessions of the Board's independent directors;
•	Coordinate with the Chairman of the Board as to an appropriate schedule for Board meetings, seeking to ensure that the independent directors can perform their duties responsibly, taking into account the cycle of Company operations and activities;
•	Collaborate with the Chairman of the Board on the agenda for Board meetings and the need for any special meetings of the Board;
•	Coordinate, as appropriate, with various chairs of Board Committees, the agenda for the respective Board Committee meetings;
•	Call meetings, as deemed necessary or appropriate, of the independent directors;
•	Advise the Chairman of the Board as to the quality, quantity and timeliness of the information submitted by the Company's management that is necessary or appropriate for the independent directors to effectively and responsibly perform their duties, and together with the Chairman of the Board approve all information sent to the Board;
•	Recommend to the Board the retention of any advisors and consultants who would report directly to the Board;
•	Together with the chair of the Nominating Committee, initiate the search for and interview all Board candidates, and make recommendations to the Nominating Committee;
•	Recommend to the Nominating Committee, together with the chair of the Committee, the membership of the various Board Committees, as well as the selection of Committee chairs;
•	Assist the Board and Company officers in better ensuring compliance with and implementation of the Company's corporate governance guidelines;
•	Oversee, together with the chair of the Company's Compensation Committee, the Board's annual assessment of the performance of the Chief Executive Officer;
•	Be available to liaise with, and insure consistency in communications to stockholders; and
•	Perform such other duties as the Board may from time to time delegate.

BOARD COMMITTEES

Audit Committee

The Audit Committee's responsibilities include recommending an independent registered public accounting firm to the Board of Directors, reviewing the proposed scope of such audit, approving the audit fees, overseeing and evaluating the performance of the independent registered public accounting firm, overseeing the accounting and financial reporting policies and internal control systems of the Company, reviewing and approving transactions between the Company and its directors, officers and affiliates, considering whether the provision by the external auditors of services related to the annual audit and quarterly reviews is consistent with maintaining the auditors' independence, and reviewing annually the adequacy of the Audit Committee Charter. The Board of Directors has adopted a written Charter for the Audit Committee. A copy of the Audit Committee Charter is available in the Investor Relations section of the Company's website at www.rofin.com.

During fiscal year 2015, the members of the Audit Committee were Messrs. Reins, Smoke and Willis and Dr. Fantone. Mr. Smoke has been identified as an "audit committee financial expert" under applicable Securities and Exchange Commission ("SEC") audit committee rules. All members of the Audit Committee are independent directors within the meaning of Rule 5605(a)(2)of the NASDAQ Marketplace Rules. During fiscal year 2015, Mr. Smoke was Chairman of the Audit Committee. In fiscal year 2015, the Audit Committee held four meetings.

The Nominating Committee

The Nominating Committee is responsible for assisting the Board by actively identifying individuals qualified to become Board members and recommending to the Board of Directors nominees for election at the next annual meeting of stockholders. The Nominating Committee has two primary methods for identifying candidates (other than those proposed by the Company's stockholders, as discussed below). First, on a periodic basis, the Nominating Committee solicits ideas for possible candidates from a number of sources including members of the Board; senior level Company executives; individuals personally known to the members of the Board; and research. Second, the Nominating Committee may from time to time use its authority under its charter to retain, at the Company's expense, one or more search firms to identify candidates (and to approve such firms' fees and other retention terms). The Nominating Committee will also consider nominees recommended by stockholders. Stockholders wishing to submit nominations should notify the Company at its principal offices (Attention: Cindy Denis, Secretary, 40984 Concept Drive, Plymouth, MI 48170) of their intent to do so. To be considered by the Nominating Committee, nominations must be received on or before the deadline for receipt of stockholder proposals. Any candidate submitted by a stockholder must meet the definition of an "independent director" under NASDAQ rules.

The Nominating Committee will consider all candidates identified through the processes described above, and will evaluate each of them, including incumbents, based on the same criteria. Once the nominee has been contacted and accepts to be considered as a nominee, the Nominating Committee reviews and analyzes the nominee's resume, credentials, qualifications and characteristics to serve on the Board, and the expertise the nominee would offer the Board of Directors and the Company. While the Nominating Committee does not have a formal policy with respect to diversity, the Board and the Committee believe that it is essential that Board members represent diverse business backgrounds, experience, talents, and perspectives. In considering candidates for the Board, the Nominating Committee considers the entirety of each candidate's credentials. Director nominees are selected based on, among other things, their ability to represent the best interests of the Company's stockholders and not just one particular constituency; demonstrated sound business judgment and an inquiring mind; expertise that adds to the composition of the Board; professional experience, education, and their interest in, and capacity for understanding the complexities of, the operation of the Company; personal and professional character and actions appropriate for a Board member and the reputation of the Company; and their being prepared to participate fully in Board activities, including active membership on at least one Board committee and attendance at, and active participation in, meetings of the Board and the committee of which he or she is a member. These individuals can bring considerable experience to the impartial oversight of the Company's operations. The Board of Directors has adopted a written Charter for the Nominating Committee. A copy of the Nominating Committee Charter is available in the Investor Relations section of the Company's website at www.rofin.com.

The members of the Nominating Committee, during fiscal year 2015, were Dr. Fantone and Messrs. Reins, Smoke and Willis, each of whom is an independent director within the meaning of Rule 5605(a)(2) of the NASDAQ Marketplace Rules. Messrs. Reins, Willis, and Smoke and Dr. Fantone are not employees of the Company. During fiscal year 2015, Dr. Fantone was Chairman of the Nominating Committee. In fiscal year 2015, the Nominating Committee held nine meetings.

The Compensation Committee

The Compensation Committee is responsible for providing a general review of the Company's compensation and benefit plans and ensuring that they meet financial and strategic objectives.

The responsibilities of the Compensation Committee also include administering the Annual Incentive Plan and the 2007 Incentive Stock Plan and 2015 Incentive Stock Plan (all of which are described below), including selecting the officers and salaried employees to whom awards will be granted and making such awards. The Board of Directors has adopted a written charter for the Compensation Committee. A copy of the Compensation Committee Charter is available in the Investor Relations section of the Company's website at www.rofin.com. The members of the Compensation Committee are Messrs. Reins, Willis, and Smoke and Dr. Fantone, each of whom is an independent director within the meaning of Exchange Act Rule 10C-1(b)(1) and Rules 5605(a)(2) and 5605(d)(2) of the NASDAQ Marketplace Rules. During fiscal year 2015, Mr. Willis was Chairman of the Compensation Committee. In fiscal year 2015, the Compensation Committee held ten meetings.

Compensation Committee Matters

Scope of Authority

The Compensation Committee acts on behalf of the Board of Directors of the Company and, by extension, the stockholders to establish the compensation of executive officers of the Company and provides oversight of the Company's global compensation philosophy. The Compensation Committee also acts as the oversight committee with respect to our 2015 Incentive Stock Plan (including all amendments to the Plan) discussed below covering Named Executive Officers ("NEOs") and other employees. In general, the Committee may rely on recommendations from the Chief Executive Officer regarding participant selection and award determination. However, the Compensation Committee makes final determinations regarding any compensation decisions.

The Compensation Committee has the sole discretion to retain or obtain the advice of a compensation consultant, legal counsel or other adviser (each a "Compensation Adviser"), and the direct responsibility for the appointment, compensation and oversight of the work of any Compensation Adviser it retains. Additionally, the Compensation Committee's charter requires the Committee to take into account the following six factors before hiring any Compensation Adviser:

•	the provision of other services to the Company or its subsidiaries by the person that employs the Compensation Adviser;
•	the amount of fees received from the Company or its subsidiaries by the person that employs the Compensation Adviser, as a percentage of the total revenue of the person that employs the Compensation Adviser;
•	the policies and procedures of the person that employs the Compensation Adviser that are designed to prevent conflicts of interest;
•	any business or personal relationship of the Compensation Adviser with a member of the Committee;
•	any stock of the Company owned by the Compensation Adviser; and
•	any business or personal relationship of the Compensation Adviser or the person employing the Compensation Adviser with an executive officer of the Company.

The Committee's Processes

The Compensation Committee has established a number of processes to assist it in ensuring that the Company's executive compensation program is achieving its objectives. Among those are:

•	Meetings. The Compensation Committee meets several times each year. Compensation Committee agendas are established in consultation with the Committee Chair. The Compensation Committee also meets in executive session following regular meetings, as deemed appropriate.

•	Assessment of Company Performance. The Compensation Committee uses Company performance measures in establishing total compensation ranges. The Compensation Committee considers various measures of Company performance, including revenues or net income.

•	Assessment of Individual Performance. Individual performance has a strong impact on the compensation of employees, including the NEOs. During the course of each year, the Compensation Committee meets with the Chief Executive Officer to review recommendations on changes, if any, in base salary of each NEO (other than the Chief Executive Officer).

•	Stockholder Advisory Votes. The Committee considers the results of the most recent advisory vote of the stockholders on executive compensation in making compensation determinations and recommendations. However, the Committee is not bound by the results of an advisory vote.

•	Consideration of Compensation Arrangements and their Relationship to the Encouragement of Risk-Taking Behavior. The Committee reviews the Company's incentive compensation arrangements to determine whether they encourage excessive risk-taking. The Committees reviews and discusses at least annually the relationships between risk management policies and practices and compensation, and evaluates compensation policies and practices that could mitigate any such risk.

Compensation Committee Interlocks And Insider Participation

Messrs. Willis, Reins and Smoke and Dr. Fantone are the members of the Compensation Committee of the Board of Directors of the Company. None of such individuals is an officer of the Company. There are no compensation committee interlocks involving executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent stockholders are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms, the absence of a Form 3, Form 4 or Form 5 or written representations that no Form 4's or 5's were required, the Company believes that, with respect to the fiscal year ended September 30, 2015, its officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

For the fiscal year ended September 30, 2015, which we refer to as "fiscal year 2015", our NEOs were:

•	Mr. Thomas Merk, our President and Chief Executive Officer, effective July 1, 2015

•	Mr. Gunther Braun, our former President and Chief Executive Officer, who was succeeded by Mr. Merk effective July 1, 2015

•	Ms. Ingrid Mittelstaedt, our Chief Financial Officer and Executive Vice President of Finance and Administration

•	Mr. Louis Molnar, our Chief Operating Officer - North America Business

•	Dr. Ulrich Hefter, our Chief Technical Officer

•	Mr. Martin Seifert, our Chief Operating Officer - Defense Business

Following this "Compensation Discussion and Analysis", you will find a series of tables containing specific information about the compensation earned, awarded or paid during fiscal year 2015. Please refer to those tables when considering the discussion below.

Executive Summary

In determining fiscal year 2015 compensation for our senior executives, the Compensation Committee of the Board, comprised solely of independent directors, considered the operating plans and targets established by management for the fiscal year, the actual performance of the Company during that period, and the external market conditions of the Company's served markets. The Compensation Committee seeks to compensate our NEOs (and other key employees) in a way that would enable us to retain them as our senior management team through the challenges and appropriately recognize their individual contributions to the Company performance, consistent with our overall business objectives and our stockholders' best interests.

In March 2015, we held a stockholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our stockholders approved the compensation of our named executive officers, with approximately 94% of stockholder votes cast in favor of our 2015 say-on-pay resolution. As we evaluated our compensation practices and talent needs throughout 2015, we were mindful of the strong support our stockholders expressed for our pay for performance compensation philosophy. As a result, the Committee decided to retain our general approach to executive compensation, with an emphasis on short- and long-term incentive compensation that rewards our most senior executives when they deliver value for our stockholders. In addition, when determining how often to hold a stockholder advisory vote on executive compensation, the Board took into account the strong preference for an annual vote expressed by our stockholders at our 2011 Annual Meeting. Accordingly, the Board determined that we will hold an annual advisory stockholder vote on the compensation of our named executive officers until the next say-on-pay frequency vote.

In making its compensation decisions for fiscal year 2015, the Compensation Committee paid particular attention to the following areas of achievement:

•	Market share gains in the fiber and ultra-short pulse laser markets;
•	Cost reduction achievement in fiber lasers; and
•	Company-wide initiatives to increase productivity and reduce expenses.

The Compensation Committee also took into account the following threshold, target, and maximum level metrics and the performance of the Company as compared to these metrics:

•	Sales: Sales targets were weighted at 30% for the Incentive Plan with the sales target threshold being set at $540 million and maximum set at $600 million. If the Company achieved its target (set at $560 million), the potential payout would be 100%, if the Company achieved its stretch goal (set at $580 million), the potential payout would be 110%, and if the Company achieved its maximum (set at $600 million), the potential payout would be up to 150% of the incentive sales target. The actual net sales for fiscal year 2015 were approximately $519.6 million, a decrease of approximately 2% over fiscal year 2014.

•	Net Income Improvement: Net income targets were weighted at 70% for the Incentive Plan. The 2015 net income threshold was set at $40 million, and the net income maximum was set at $57 million. If the Company achieved its target (set at $44.9 million), the potential payout would be 100%, if the Company achieved its stretch goal (set at $50 million), the potential payout would be 110%, and if the Company achieved its maximum (set at $57 million), the potential payout would be up to 150% of the incentive sales target. The actual net income for fiscal year 2015 was $41.3 million, an increase of approximately 64% over fiscal year 2015.

Consistent with our historical compensation practices, our fiscal year 2015 compensation program featured the following attributes:

•	A balanced mix of annual cash and long-term equity incentives that reward our NEOs for current performance and align their compensation with longer term performance and shareholder value creation.

•	No NEO severance plans or agreements, and no "golden parachute" agreements with cash payouts for the NEOs conditioned upon a change of control.

•	A structure for NEO compensation that attempts to comply with Internal Revenue Code requirements to tax deductibility.

•	Option plan awards were also allocated, pursuant to our option plan, by the Compensation Committee. These awards were principally based on the performance of the NEO and certain other key employees since the Compensation Committee determined that these individuals were instrumental in achieving the Company's performance in fiscal year 2015.

Compensation Philosophy and Objectives

Our philosophy is to align NEO compensation with our strategic objectives, while providing competitive compensation that enables us to attract and retain top quality executive talent. To that end, the primary objectives of our NEO compensation policy are to:

•	Provide compensation in a manner that allows for management to share in the risks and potential rewards of our enterprise growth.

•	Maintain the common interest of NEOs and our stockholders in our long-term growth through a focus on stock options.

•	Provide incentives for short-term success-oriented operation through our annual cash incentive program.

•	Attract and retain individuals with the leadership and technical skills to carry the Company into the future and to grow the business and create long-term shareholder value for our stockholders.

Principal Components of Executive Compensation

The principal components of our executive compensation program are:

•	Base salary

•	Annual cash incentive plan; and

•	Long-term, equity-based incentives

Mix of Compensation Components

NEO compensation is based on our pay-for-performance philosophy, which rewards executive performance that correlates closely with the achievement of both shorter-term performance objectives and longer-term shareholder value. To this end, a substantial portion of our executives' annual and long-term compensation is at-risk, meaning that the ultimate value of their compensation is largely or entirely dependent on our overall growth and success, thereby aligning their interests with those of our stockholders. We believe that this benefits our Company and stockholders by ensuring that our management team has strong commitment to the health of our entire Company.

Target Pay Philosophy - How We Use Our "Comparator Group"

Our NEO compensation is reviewed against executive compensation at a designated set of publicly-traded companies (which we call our "Comparator Group"). Historically, our Comparator Group was constructed using companies that are reasonably similar to us in terms of their total revenues, manufacturing focus and profitability and for which executive officer positions were comparable to ours in terms of breadth, complexity and scope of responsibilities.

Historically, our Comparator Group included manufacturing companies with an optical, electronics and/or engineering focus having revenues ranging from $400 million to approximately $1.0 billion with return on sales of approximately 10% or higher over a three-year period. The latest NEO compensation comparative analysis was completed in December 2011. Consistent with the approximate historical practice, it is expected that the next NEO compensation comparative analysis will occur in 2016.

In December 2011, the Company hired Radford, an independent third party compensation consulting firm, to assist with the NEO compensation analysis. Radford provided an analysis of data from peer companies' proxy filings with respect to similarly situated individuals at a Comparator Group of companies and compensation survey sources. The Comparator Group in this analysis included manufacturing companies with a semiconductor and/or capital equipment background having revenues ranging from approximately $200 million to approximately $1.6 billion. The Comparator Group consisted of the following companies: Coherent Inc., Newport Corp., GSI Group, FLIR Systems, Inc., Aeroflex Inc., MTS Systems, Inc., Littlefuse Inc., Altra Holdings Inc., Blount International, Cymer, Electro Scientific Industries, FEI Company, Finisar, II-VI Inc., IPG Photonics, Measurement Specialties, MKS Instruments, NN Inc., and Veeco Instruments. This Comparator Group is consistent with the Comparator Group used in the 2007 NEO compensation analysis. The results of this third party study have shown that the Company's NEO total compensation is positioned at the 50th percentile of the Comparator Group. This report supports the Company's NEO compensation packages in comparison to the Comparator Group.

The Compensation Committee retained Radford in November 2012 to provide an update to the executive compensation review conducted in December 2011. This update was intended to present the Compensation Committee with the appropriate facts and data to make decisions regarding executive compensation.

The Compensation Committee retained Radford in fiscal year 2015 to advise the Committee on the appropriate compensation as the Company transitioned to a new Chief Executive Officer, including change of control benefits for Mr. Merk and other NEOs.

The Compensation Committee evaluates the total compensation package of our NEOs against the total compensation package of NEOs in the Comparator Group. The individual components of the total package and the relative size of each component to the total compensation package are used in this consideration, although the Committee does not seek to match any particular percentile among the Comparator Group. Instead, the Committee considers information on our Comparator Group in order to get a general sense of compensation trends in our industry and the appropriateness of our NEO compensation packages. The Compensation Committee relies on proxy statements, executive compensation surveys and other published information for data on current market pay practices and trends.

Components of Executive Compensation for fiscal year 2015

As is our general philosophy, for fiscal year 2015, the Compensation Committee used a three-pronged approach to our executive compensation program: 1) base salary; 2) annual cash incentive plans; and 3) long-term equity-based compensation. We believe that this program balances the mix of cash and equity compensation, and leaves an appropriate portion of each NEOs compensation package "at-risk". Historically, executive compensation for a particular fiscal year is reviewed and finalized by the Compensation Committee during its first meeting in the then current fiscal year.

Base Salary

The Compensation Committee considers relevant market pay practices when setting executive compensation to ensure our ability to recruit and retain high caliber talent. The Compensation Committee sets base salary levels for executive officers each year based on a number of factors, including the status of the competitive marketplace for such positions, the responsibilities of the position, the experience of the individual, the individual's performance and contributions to the Company during the past year, and our desire to maintain internal equity in pay structure in relationship to other executives within the Company and against the executive compensation of our Comparator Group. Base salary is the one fixed component of our executives' total direct compensation, in contrast to incentive compensation, which is based on our performance. The Compensation Committee reviews the base salaries of executive officers annually and whenever an executive is promoted. The Compensation Committee meets with the Chief Executive Officer to review recommendations on changes, if any, in base salary of each NEO (other than the Chief Executive Officer).

The Compensation Committee reviews and approves changes in the base salary of the Chief Executive Officer. Our NEOs' base salaries trend towards the low end of the range of base salaries in our Comparator Group for that position.

For more information regarding our NEOs' base salaries for fiscal year 2015, see the "Summary Compensation Table" appearing below in this Annual Report.

Cash Incentive Plan

The Compensation Committee has established a Cash Incentive Plan for our NEOs in order to align executive compensation with the Company's revenue, operating profit and net income objectives.

Under the Cash Incentive Plan, actual bonus payouts are determined by the Compensation Committee based upon the actual performance of the NEO against the targeted goals. The Chief Executive Officer approves all individual awards under the Cash Incentive Plan except his own and the NEOs', which are approved by the Compensation Committee in its sole discretion. The Cash Incentive Plan is available to all NEOs and selected other members of the Company's senior management. Awards to the NEOs under the Cash Incentive Plan paid for fiscal year 2015 appear in the Summary Compensation Table under the "Non-Equity Incentive Plan Compensation" column. The selected participants receive incentive awards designed to focus management's attention and effort on the attainment of pre-established annual performance goals.

Target Opportunities. Each participant in the Cash Incentive Plan is assigned a target award opportunity, expressed as a percentage of the annual base salary. For fiscal years 2015 and 2014, the target award opportunity for Mr. Braun was 70% of his base salary, the target award opportunities for Messrs. Hefter, Merk, Molnar and Ms. Mittelstaedt were 50% of their base salaries, and the target award opportunity for Mr. Seifert was 40% of his base salary. After becoming the Company's Chief Executive Officer effective July 1, 2015, Mr. Merk's target award opportunity was raised to 70% of his base salary for the proportionate remaining three months of fiscal year 2015.

Pre-Established Performance Goals. For Messrs. Merk, Hefter, Molnar and Seifert, and Ms. Mittelstaedt, the performance goals are based upon consolidated revenues and consolidated net income for the fiscal year. In addition, Messrs. Molnar's and Seifert's performance goals include pre-established individual goals which are determined to be important in relationship to the position they maintain within the Company.

For each metric, a specific target performance goal and a defined performance range around the target are established. The performance range consists of a threshold, minimum performance level, and a maximum performance level for each NEO. The cash incentive award is guaranteed if the applicable targets are reached. Details of these metrics are included in the Executive Summary appearing earlier in this Compensation Discussion and Analysis.

For fiscal year 2015, if we reached our threshold targets, Mr. Braun would have been entitled to 35% of his base salary; Messrs. Hefter, Merk and Molnar, Ms. Mittelstaedt would have been entitled to 25% of their base salaries, and Mr. Seifert would have been entitled to 20% of his base salary. If we reached our target goals, Mr. Braun would have been entitled to 70% of his base salary; Messrs. Hefter, Merk and Molnar, and Ms. Mittelstaedt would have been entitled to 50% of their base salaries, and Mr. Seifert would have been entitled to 40% of his base salary. If we reached the stretch performance target, Mr. Braun would have been entitled to 77% of his base salary; Messrs. Hefter, Merk and Molnar and Ms. Mittelstaedt would have been entitled to 55% of their base salary, and Mr. Seifert would have been entitled to 44% of his base salary. If we reached the maximum performance target, Mr. Braun would have been entitled to 105% of his base salary; Messrs. Hefter, Merk and Molnar and Ms. Mittelstaedt would have been entitled to 75% of their base salaries. Subsequent to becoming the Company's Chief Executive Officer, the percentages for Mr. Merk were increased to those previously assigned for Mr. Braun, for the proportionate part of the 2015 fiscal year during which Mr. Merk was CEO.

In fiscal year 2015, the Compensation Committee also included six-month performance goals, that if achieved, could add an additional 20% to the above targets.

The Compensation Committee does have "negative" discretion to reduce the size of any award if the relevant targets are met. Additionally, the Compensation Committee has the discretion to provide an award given the overall performance of the Company if specific target goals are not met.

Our target goals are intended to be attainable yet challenging. However, they are set high enough that significantly exceeding them would require performance in excess of our expectations. We believe that if financial targets are not attainable, the Cash Incentive Plan will lose the motivational effect it was designed to achieve and payouts will lag behind competitive market levels.

Long-Term Incentive Compensation - Stock Options

We believe that long-term equity incentive compensation is an integral component of our compensation program because it has the effect of recruiting, retaining and motivating high-quality employees. In addition, we believe that long-term incentive compensation aligns executives' interests with the interests of stockholders, and rewards the achievement of the Company's long-term strategic goals. Grants of long-term incentive awards are based on Company performance, and targeted at levels that approximate market value of equity incentive compensation for executives holding comparable positions at companies in the Comparator Group, utilizing the same compensation data used for setting total annual compensation. In November of each fiscal year, the Compensation Committee reviews and approves the long-term incentive compensation to be granted to executives and other eligible employees who participate in the Company's long-term incentive programs. Generally, in recent years, stock options have been granted to executive officers as a compensation component over the vesting period of the options, generally five years.

All equity awards granted in fiscal year 2015 were granted from our 2007 Incentive Stock Plan and 2015 Incentive Stock Plan. Some features of our stock option program include:

•	Options vest ratably over 5 years, which means that twenty percent (20%) of the options will become exercisable one year from the date of grant, and an additional 20% of the option will become exercisable each year thereafter;

•	The term of each grant does not exceed ten (10) years; and

•	The exercise price is equal to the closing market price on the date of grant.

For additional information concerning the timing of grants of stock options, see "Equity Grant Practices" below.

In November 2014, the Committee awarded stock options from our 2007 Incentive Stock Plan to each of the NEOs as follows: Mr. Braun 40,000 shares; Mr. Merk and Ms. Mittelstaedt 30,000 shares; Mr. Molnar 25,000 shares; Mr. Hefter 20,000 shares; and Mr. Seifert 5,000 shares. In July 2015, the Committee awarded Mr. Merk an additional 20,000 shares from our 2015 Incentive Stock Plan upon being named as President and Chief Executive Officer of the Company. We determined the size of each NEO's grant based on our previous year's performance and the relative performance of each NEO and his or her seniority and responsibilities. In addition, the Committee considered the historical equity compensation awards by companies in our Comparator Group.

Although the Compensation Committee has the authority under our 2007 Incentive Stock Plan and our 2015 Incentive Stock Plan to grant stock appreciation rights, stock grants, and stock units in addition to stock options, in recent years we have used only stock options because we believe that options provide NEOs the best opportunity to purchase and maintain an equity position in the Company and to share in the appreciation of the value of our Common Stock. However, we may grant other forms of equity compensation in the future. We do not currently have any stock ownership guidelines or requirements in place for our executive officers; however, we have designed our equity incentive compensation to encourage stock ownership by management.

Equity Grant Practices

Historically, the Company has issued stock options primarily in one of three situations: (1) to employees periodically as an incentive for continued, productive employment and retention; (2) to new employees as a component of an offer of employment and an incentive to attract them to the Company and (3) to new employees in connection with an acquisition as an incentive for continued productive employment with the Company after the acquisition is complete. All stock options are issued with an exercise price equal to the closing market value of a share of our Common Stock on the date of grant.

Stock options are granted, at the discretion of the Compensation Committee, to groups of employees from time to time at a regularly scheduled meeting of the Compensation Committee. The exact amount of these grants to NEOs in 2015 is shown in the "Grants of Plan Based Awards" table appearing below in this Annual Report. The Compensation Committee approves all grants to employees and no authority to make grants has been delegated to management. Stock options may be granted to new employees as a component of their overall compensation package. These option grants are approved by the Compensation Committee.

The Company may also issue options as a component of an acquisition. When this occurs, the options are approved by the Compensation Committee at a special meeting or as part of a regular meeting. No such options were issued during fiscal year 2015.

Long-Term Incentive Compensation-Pension Plans

RSL Pension Plan

Mr. Hefter and Ms. Mittelstaedt participate in the Rofin-Sinar Laser GmbH Pension Plan (the "RSL Pension Plan") for RSL executives, an unfunded plan in accordance with the typical practices of German companies. The RSL Pension Plan provides pensions to participants who (i) retire on or after age 60 or terminate employment due to a permanent disability and (ii) have served at least 10 years with RSL at the time of separation.

The annual benefits payable under the RSL Pension Plan, which commence at the statutory retirement age of 65 for Mr. Hefter and 67 for Ms. Mittelstaedt (according to German law), are based upon the age at which the participant leaves RSL.

Book reserves are kept to record benefits accruals under the RSL Pension Plan. Mr. Hefter and Ms. Mittelstaedt joined or were deemed to have joined (as applicable) the RSL Pension Plan on October 1, 1984 and January 1, 1997, respectively. Assuming retirement at or after age 60, Mr. Hefter and Ms. Mittelstaedt would receive a monthly pension benefit of $997 and $666, respectively (at the weighted average Euro/U.S. dollar exchange rate in effect during the fiscal year ended September 30, 2015).

Rofin-Sinar Inc. Pension Plan

In 1996 we adopted a defined benefit plan for employees of Rofin-Sinar Inc. known as the Rofin-Sinar Inc. Pension Plan (the "RSI Plan"). Under the RSI Plan, employees receive annual pension benefits equal to the product of (i) the sum of 1.125% of the first $12,000 of "average final compensation" and 1.5% of "average final compensation" in excess of that amount, and (ii) the number of years of service in which the employee was employed by a participating employer. Average final compensation is based upon the period of four consecutive plan years out of the last ten full plan years preceding the employee's retirement which produces the highest amount. Mr. Molnar is currently the only NEO participating in the RSI Plan. The RSI plan was frozen and a nonqualified benefit plan was created to ensure employees who were in the RSI plan would receive the same level of benefits. The only difference in the new plan is that it requires a lump sum payment upon termination.

Assuming retirement at or after age 62, Mr. Molnar would receive an estimated monthly benefit of $4,454.

Perquisites and Other Benefits

During fiscal year 2015, we did not provide perquisites or personal benefits to executive officers, except those required under the separation agreement with Mr. Braun, other than leased automobiles, as disclosed in the Summary Compensation Table. As part of the separation agreement with Mr. Braun, the Company purchased Mr. Braun's former leased car and transferred ownership of that car to Mr. Braun. The value of the car has been disclosed in the Summary Compensation Table.

Employment Agreements with Named Executive Officers

Messrs. Merk and Hefter, and Ms. Mittelstaedt have employment agreements with us, under which they are entitled to specified base salaries, adjusted by the Compensation Committee, plus the opportunity to participate in the Cash Incentive Plan. Each employment agreement has an indefinite term, subject to termination by either the Company and RSL or the executive upon two years' prior written notice, in the case of Mr. Merk; upon two years' prior written notice to the end of the year, in the case of Mr. Hefter; and one year's written notice to the end of the fiscal year in the case of Ms. Mittelstaedt. In accordance with the employment agreements, each executive has agreed (i) not to disclose or exploit any of the Company's Confidential Information (as defined therein), and (ii) to assign to the Company all inventions or improvements made by the executive in the course of his or her employment with the Company, and not to compete with the Company for a six month period after the completion of his or her applicable term of employment. During the six month non-competition period, the executive is generally entitled under German law to receive half of his or her monthly salary. The employment agreements do not provide for severance. Mr. Molnar is subject to a written offer letter specifying his base salary plus the opportunity to participate in the Cash Incentive Plan. Mr. Seifert has an employment agreement with Nufern, a wholly-owned subsidiary of the Company, which provides for severance payments equal to one year’s salary in the event he is terminated without cause or resigns for good cause.

Change-In-Control Arrangements and Agreements

The Company does not have any change-in-control agreements or arrangements in place for any of its NEOs, other than the general change in control provision as described in our 2007 Incentive Stock Plan and our 2015 Incentive Plan as described later in this Annual Report.

Tax and Accounting Considerations

Tax Deductibility of Compensation Expense. Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), places a limit of $1,000,000 on the amount of compensation to certain officers that may be deducted by the Company as a business expense in any tax year unless, among other things, the compensation is performance-based and has been approved by the stockholders. To qualify as performance-based compensation, the amount of compensation must depend on the officer's performance against pre-determined performance goals established by a committee that consists solely of at least two "outside" directors who have never been employed by the Company or its subsidiaries. It is the policy of the Compensation Committee to periodically evaluate the qualification of compensation for exclusion from the $1 million deduction limit under Section 162(m) of the Internal Revenue Code while maintaining flexibility to take actions with respect to compensation that it deems to be in the interest of the Company and its stockholders which may not qualify for tax deductibility.

So that the Compensation Committee may retain maximum flexibility to structure performance targets based on corporate and individual metrics designed to achieve our various corporate goals, our Cash Incentive Plan does not conform to the requirements of Section 162(m). However, stock option awards granted to our executive officers have been structured so that the compensation realized when the stock options are exercised should be treated as performance-based compensation exempt from the deduction limitation of Section 162(m). The Compensation Committee does not believe that any loss of deductibility under Section 162(m) would have a material impact on the financial condition of the Company.

Tax Implications for Officers. Section 409A of the Internal Revenue Code imposes additional income taxes on executive officers for certain types of deferred compensation that do not comply with Section 409A. Because the Company does not provide deferred compensation to the NEOs, this limitation should not have an impact on the structure of the compensation program for the officers. Section 280G of the Internal Revenue Code imposes an excise tax on payments to executives of severance or change of control compensation that exceed the levels specified in Section 280G. The NEOs could receive the amounts as explained in the section entitled "Potential Payments Upon Termination or Change in Control" appearing later in this Annual Report as severance or change of control payments, but the Compensation Committee does not consider their potential impact in compensation program design.

Accounting Considerations. The Compensation Committee also considers the accounting and cash flow implications of various forms of executive compensation. In its financial statements, the Company records salaries and performance-based compensation incentives as expenses in the amount paid, or to be paid, to the NEOs. Accounting rules also require the Company to record an expense in its financial statements for equity awards, even though equity awards are not paid as cash to employees. The accounting expense of equity awards to employees is calculated in accordance with Financial Accounting Standards ("FASB") ASC Topic 718 (formerly known as SFAS 123(R)). The Compensation Committee believes, however, that the many advantages of equity compensation, as discussed above, more than compensate for the non-cash accounting expense associated with them.

Consideration of Compensation Programs and their Relationship to the Encouragement of Risk-Taking

The Compensation Committee has reviewed all of the plans described above, and does not believe that any of them encourage our NEOs to take unnecessary or excessive risks that threaten our value. The features of these plans do not make it likely that taking unnecessary or excessive risks that threaten our value will provide greater compensation than actions that involve a prudent level of risk. The equity-based plans encourage our NEOs and other employees to focus on increasing shareholder value over a period of years. The pension plans provide helpful ways for our employees to save for retirement. The Compensation Committee believes that the plans described above do not pose any unnecessary risks, and do not encourage employees to manipulate reported earnings to enhance the compensation of any employee.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K with management.

Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee

Gary K. Willis, Chairman
Stephen D. Fantone
Ralph E. Reins
Daniel J. Smoke

COMPENSATION OF NAMED EXECUTIVE OFFICERS

The following table summarizes compensation for our Named Executive Officers, or NEOs, for the fiscal year ended September 30, 2015. All subsequent tables and information will be presented for these employees as applicable.

SUMMARY COMPENSATION TABLE (1)

FISCAL YEAR ENDED SEPTEMBER 30, 2015

Name and Principal Position	Year	Salary	Option Awards (2)	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value (3)	All Other Compensation		Total
THOMAS MERK	2015	$287,576	$393,095	$84,470	$—	$11,132	(5)	$776,273
President, Chief Executive Officer	2014	$263,304	$388,400	$—	$—	$13,116	(5)	$664,820
(effective July 1, 2015)	2013	$245,251	$368,580	$65,643	$—	$11,881	(5)	$691,355

GUNTHER BRAUN	2015	$420,220	$621,980	$—	$80,242	$180,041	(5) (6)	$1,302,483
Former President, Chief Executive	2014	$427,142	$632,367	$—	$(126,993)	$10,987	(5)	$943,503
Officer (until July 1, 2015)	2013	$402,718	$608,220	$64,177	$63,722	$10,948	(5)	$1,149,785

INGRID MITTELSTAEDT	2015	$255,482	$349,775	$69,313	$13,855	$14,797	(5)	$703,222
Executive Vice-President, Finance and	2014	$252,021	$351,410	$—	$(15,713)	$16,887	(5)	$604,605
Administration and Chief Financial Officer	2013	$244,742	$322,520	$52,514	$10,257	$16,400	(5)	$646,433

LOUIS MOLNAR	2015	$282,081	$317,963	$99,652	$105,267	$17,582	(7)	$822,545
President, RS Inc.; President, RB Inc.	2014	$273,854	$328,247	$67,769	$104,690	$17,657	(7)	$792,217
Chief Operating Officer-North America Business	2013	$265,885	$316,310	$69,006	$60,534	$15,554	(7)	$727,289

ULRICH HEFTER	2015	$238,820	$298,570	$63,537	$28,414	$10,121	(5)	$639,462
Chief Technical Officer	2014	$252,021	$317,503	$—	$(44,004)	$10,930	(5)	$536,450
	2013	$244,742	$316,310	$27,859	$4,687	$10,614	(5)	$604,212

MARTIN SEIFERT	2015	$261,047	$63,593	$99,865	$—	$21,617	(8)	$446,122
Chief Operating Officer - Defense Business

1.	Amounts paid in Euro have been converted into U.S. dollars at the weighted average exchange rate for the relevant fiscal year (for fiscal year ended September 30, 2015: US$1.00: Euro 0.8710; for fiscal year ended September 30, 2014: US$1.00: Euro 0.7397; and for fiscal year ended September 30, 2013: US$1.00: Euro 0.7617)

2.	In accordance with applicable SEC rule, the valuation of the stock awards in this table is based upon the grant date fair value of option awards. The value of option awards represents the dollar amount expensed in the Company's financial statement in 2015 for option awards pursuant to the FASB's authoritative guidance on stock compensation; and includes awards made in 2010 and prior years. Pursuant to SEC rules, the amounts exclude the impact of estimated forfeitures. See the Grants of Plan-Based Awards Table beginning below for grant specific information. Refer to Note 19 Stock Incentive Plans in the Company's financial statements in the Form 10-K for valuation assumptions.

3.	Represents cash amounts awarded by the Compensation Committee and paid to NEOs under our Cash Incentive Plan. Please refer to the Compensation Discussion and Analysis earlier in this Annual Report and the "Grants of Plan-Based Awards" table below for more details regarding this plan.

4.	Represents the aggregate change in the actuarial present value of the accumulated benefits under the pension plans described in the Compensation Discussion and Analysis under Long-Term Incentive Compensation-Pension Plans earlier in this Annual Report.

5.	Represents the value of the Company leased cars received by the employees.

6.	Includes $59,841, being the value of the automobile formerly leased for Mr. Braun, ownership of which was purchased by us and transferred to Mr. Braun in connection with the terms of the separation agreement between Mr. Braun and the Company. In addition, pursuant to this separation agreement Mr. Braun receives a bonus for each of 2015, 2016 and 2017 in the amount of 25% of his base salary.

7.	$7,982, $8,057, and $5,954 of matching contributions were made by RSI on behalf of Mr. Molnar in accordance with the Rofin-Sinar Inc. 401(k) Plan for the fiscal years ended September 30, 2015, 2014, and 2013 respectively.

8.	$7,811 of matching contributions were made by Nufern on behalf of Mr. Seifert in accordance with the Nufern 401(k) Plan for the fiscal year ended September 30, 2015. Additionally, $9,600 was paid in auto allowance to Mr. Seifert.

The following table provides additional information about grants of our plan-based awards to our NEOs in the fiscal year ended September 30, 2015.

GRANTS OF PLAN-BASED AWARDS

FISCAL YEAR ENDED SEPTEMBER 30, 2015

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date (2)	Threshold $	Target $	Stretch $	Maximum $	Number of Securities Underlying Options		Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards (5)
Thomas Merk		$71,894	$143,788	$158,167	$215,682
	11/11/2014					30,000	(3)	$22.75	$251,100
	7/1/2015					20,000	(4)	$27.44	$230,800

Gunther Braun		$147,077	$294,154	$323,570	$441,231
	11/11/2014					40,000	(3)	$22.75	$334,800

Ingrid Mittelstaedt		$63,871	$127,741	$140,515	$191,612
	11/11/2014					30,000	(3)	$22.75	$251,100

Louis Molnar		$71,079	$142,158	$156,373	$213,236
	11/11/2014					25,000	(3)	$22.75	$209,250

Ulrich Hefter		$59,705	$119,410	$131,351	$179,115
	11/11/2014					20,000	(3)	$22.75	$167,400

Martin Seifert		$52,209	$104,419	$—	$114,861
	11/11/2014					5,000	(3)	$22.75	$41,850

1.	These columns consist of potential awards under our Cash Incentive Plan for fiscal year 2015. The Threshold column represents the minimum amount payable when threshold performance goals are met. The Target column represents the amount payable if specified performance targets are met. The Stretch column represents the amount payable if specified stretch performance goals are met. The Maximum column represents the maximum amount payable under the Plan for 2015 based on the highest target levels. Amounts are based on the executives' current salary as of the end of the Company's fiscal year. See the Summary Compensation Table for actual amounts earned under the Cash Incentive Plan in fiscal year 2015 and the information provided earlier under the Compensation Discussion and Analysis for a discussion of our Cash Incentive Plan. The Compensation Committee also included six-month performance goals, that if achieved, could add an additional 20% to the above targets.

2.	Grant date coincides with the date the Compensation Committee approved the granting of shares. Additionally, the exercise price is equal to the closing market price for a share of our Common Stock on the date of grant.

3.	The amounts listed reflect stock options granted under our 2007 Incentive Stock Plan and are described in the Outstanding Equity Awards at Fiscal Year End Table below.

4.	The amount listed reflects a stock option granted under our 2015 Incentive Stock Plan and is described in the Outstanding Equity Awards at Fiscal Year End Table below.

5.	The grant date fair value of the option awards has been computed in accordance with FASB ASC Topic 718 (formerly known as SFAS No. 123(R)), which requires that we recognize as compensation expense the value of all stock-based awards, including stock options, granted to employees in exchange for services over the requisite service period, which is typically the vesting period, but excluding forfeiture assumptions that are used in calculating equity award expense in the Company's financial statements. Refer to Note 19 to the Company's Consolidated Financial Statements on Form 10-K for the fiscal year ended September 30, 2015 for the relevant weighted-average assumptions underlying the valuation of the option awards.

This table summarizes the equity awards held by our NEOs which are outstanding as of September 30, 2015.

OUTSTANDING OPTION AWARDS (1)

AS OF FISCAL YEAR ENDED September 30, 2015

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Thomas Merk	50,000	—	$26.045	3/16/2016
	60,000	—	$28.500	3/15/2017
	30,000	—	$40.200	3/19/2018
	30,000	—	$15.040	3/18/2019
	30,000	—	$22.830	3/18/2020
	24,000	6,000	$35.190	3/16/2021
	18,000	12,000	$25.950	3/16/2022
	12,000	18,000	$27.590	3/14/2023
	6,000	24,000	$25.190	11/6/2023
	—	30,000	$22.750	11/11/2024
	—	20,000	$27.440	7/1/2025

Guenther Braun (2)	100,000	—	$26.045	3/16/2016
	100,000	—	$28.500	3/15/2017
	60,000	—	$40.200	3/19/2018
	40,000	—	$15.040	3/18/2019
	50,000	—	$22.830	3/18/2020
	40,000	10,000	$35.190	3/16/2021
	30,000	20,000	$25.950	3/16/2022
	24,000	36,000	$27.590	3/14/2023
	8,000	32,000	$25.190	11/6/2023
	—	40,000	$22.750	11/11/2024

Ingrid Mittelstaedt	32,000	—	$26.045	3/16/2016
	50,000	—	$28.500	3/15/2017
	25,000	—	$40.200	3/19/2018
	20,000	—	$15.040	3/18/2019
	25,000	—	$22.830	3/18/2020
	20,000	5,000	$35.190	3/16/2021
	15,000	10,000	$25.950	3/16/2022
	12,000	18,000	$27.590	3/14/2023
	6,000	24,000	$25.190	11/6/2023
	—	30,000	$22.750	11/11/2024

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Louis Molnar	50,000	—	$26.045	3/16/2016
	50,000	—	$28.500	3/15/2017
	25,000	—	$40.200	3/19/2018
	5,000	—	$15.040	3/18/2019
	25,000	—	$22.830	3/18/2020
	20,000	5,000	$35.190	3/16/2021
	15,000	10,000	$25.950	3/16/2022
	10,000	15,000	$27.590	3/14/2023
	5,000	20,000	$25.190	11/6/2023
	—	25,000	$22.750	11/11/2024

Ulrich Hefter	40,000	—	$26.045	3/16/2016
	50,000	—	$28.500	3/15/2017
	25,000	—	$40.200	3/19/2018
	25,000	—	$15.040	3/18/2019
	25,000	—	$22.830	3/18/2020
	20,000	5,000	$35.190	3/16/2021
	15,000	10,000	$25.950	3/16/2022
	10,000	15,000	$27.590	3/14/2023
	4,000	16,000	$25.190	11/6/2023
	—	20,000	$22.750	11/11/2024

Martin Seifert	5,000	—	$40.200	3/19/2018
	5,000	—	$15.040	3/18/2019
	5,000	—	$22.830	3/18/2020
	4,000	1,000	$35.190	3/16/2021
	3,000	2,000	$25.950	3/16/2022
	2,000	3,000	$27.590	3/14/2023
	1,000	4,000	$25.190	11/6/2023
	—	5,000	$22.750	11/11/2024

1.	The options listed above vest 20% per year over a five year period from the grant date and the grant date is ten years prior to the expiration date. See "Potential Payment upon Termination or Change in Control" later in this Annual Report for potential acceleration provisions.

2.	As noted below, Mr. Braun entered into a separation agreement that provides that he will remain eligible for continued vesting of previously awarded but unvested stock options in accordance with the applicable plan documents through September 30, 2017, whereupon any remaining unvested stock options will become fully vested. Mr. Braun's stock options will be exercisable through September 30, 2018.

The following table provides information about the value realized by the NEOs upon the exercise of options which occurred during the fiscal year ended September 30, 2015. During fiscal year 2015, none of the NEOs acquired shares upon vesting of stock awards.

OPTION EXERCISES

FISCAL YEAR ENDED SEPTEMBER 30, 2015

	Option Awards
Name	Number of Shares Acquired on Exercise (1)	Value Realized on Exercise (2)
Thomas Merk	4,293	$29,450
Guenther Braun	29,691	$212,413
Ingrid Mittelstaedt	—	$—
Louis Molnar	—	$—
Ulrich Hefter	30,000	$58,900
Martin Seifert	—	$—

1.	Includes the shares of Common Stock received upon the exercise of stock options which were immediately tendered for withholding tax purposes, as reflected in the report on Form 4 filed with the Securities and Exchange Commission.

2.	The value realized on exercise represents the difference between the exercise price of the stock options and the market price of the Common Stock at exercise multiplied by the number of shares underlying the Option exercised.

Potential Payments upon Termination or Change in Control

Effective March 12, 2015, our stockholders approved the Rofin-Sinar Technologies Inc. 2015 Incentive Stock Plan ("the 2015 Incentive Plan"). The 2015 Incentive Plan supersedes the Rofin-Technologies Inc. 1996 Non-Employee Directors' Stock Plan, the Rofin-Sinar Technologies Inc. 2002 Equity Incentive Plan and the Rofin-Sinar Technologies Inc. 2007 Equity Incentive Plan. Under the above stock option plans, unless the Compensation Committee determines otherwise in its sole discretion, if an employee's employment with the Company terminates by any reason other than death, disability, or retirement, an employee has up to sixty days from the date of such termination or until the expiration of the stated term of stock award, whichever period is shorter, to exercise any options that were exercisable on the date of such termination. If an employee's employment with the Company terminates by reason of death, disability, or retirement, an employee has up to one year from the date of such termination or, if earlier, until the expiration of the stated term of stock award, to exercise any options that were exercisable on the date of such termination.

Upon any Change in Control, the Board shall have the right to cancel all outstanding Options, Stock Appreciation Rights, Stock Grants and Stock Unit Grants after providing each Eligible Employee and Director a reasonable period to exercise his or her Options and Stock Appreciation Rights and to take such other action as necessary or appropriate to receive the stock subject to any stock grants or stock unit grants and the cash payable under any stock unit grants.

Except as otherwise provided in the applicable award agreement, and to the extent permitted under Section 409A of the Code, if an award granted under this Plan is assumed, continued, or replaced by the Company or successor after the Change in Control, and if the holder's service with the Company or its successor is terminated coincident with or within one year following the Change in Control either by the Company or its successor without Cause or by the holder for Good Reason (as such terms are defined in the plan), then all conditions to the exercise of such holder's outstanding Options and Stock Appreciation Rights on the date of termination and any and all outstanding issuance and forfeiture conditions on any Stock Grants and Stock Unit Grants held by the holder on such date automatically shall be deemed 100% satisfied as of the date of such termination of service.

The following constitute a change of control under the stock plans:

•	any acquiring person becomes the beneficial owner of twenty percent (20%) or more of the then outstanding shares of Common Stock;

•	the stockholders of the Company approve a merger or consolidation; or

•	the stockholders approve a plan of reorganization or complete liquidation of the Company

In addition, in accordance with German law and their employment agreements, each of Messrs. Merk and Hefter, and Ms. Mittelstaedt will, in the event they resign or are terminated by the Company, be entitled to receive one-half of his or her monthly salary if the Company determines to enforce their six month non-competition period. We would pay these amounts in equal monthly installments over six months.

The following table sets forth, for each of the following NEOs, the potential amount that such NEO would realize upon the exercise of vested options held by the NEO as of September 30, 2015, and the payments to which he or she would be entitled in connection with the non-compete clause in the relevant employment agreement, assuming a termination or change in control as of September 30, 2015. The amounts shown are based on the difference between the exercise price of the vested option and the closing price of the Common Stock on NASDAQ on September 30, 2015.

Name	Acceleration of Unvested Stock Options Upon Change in Control	Options Upon Termination	Payments During the Six Month Non-Compete Period
Thomas Merk	$537,300	$424,140	$93,286
Ingrid Mittelstaedt	$412,900	$299,740	$66,648
Louis Molnar	$229,950	$135,650	N/A
Ulrich Hefter	$428,150	$352,710	$61,094
Martin Seifert	$89,550	$70,690	$—

As noted above, effective July 1, 2015, Thomas Merk succeeded Günther Braun as President and Chief Executive Officer. In connection with the succession, on June 4, 2015, the Company and Mr. Braun entered into a Separation Agreement and General Release (the “U.S. Separation Agreement”) and ROFIN-SINAR Laser GmbH and CBL Verwaltungsgesellschaft mbH, two of the Company’s indirect wholly-owned German subsidiaries, and Mr. Braun entered into a Termination Agreement (the “German Termination Agreement”) in connection with Mr. Braun’s separation from the Company and its subsidiaries.

Pursuant to the U.S. Separation Agreement, Mr. Braun ceased to be an officer or director of the Company and its U.S. subsidiaries effective July 1, 2015, and he agreed to work with Mr. Merk to facilitate a smooth and orderly transition process through June 30, 2015. The German Termination Agreement terminated Mr. Braun’s existing employment agreement with his direct employer and provides that Mr. Braun will remain an employee and continue to receive his existing base salary through September 30, 2017 (the “Termination Date”), which period of continued employment and compensation is in accordance with the employment agreement that was terminated. The German Termination Agreement also provides that Mr. Braun will receive a bonus for each of 2015, 2016 and 2017 in the amount of 25% of the base salary. The U.S. Separation Agreement provides that Mr. Braun will remain eligible for continued vesting of previously awarded but unvested stock options in accordance with the applicable plan documents through the Termination Date, whereupon any remaining unvested stock options will become fully vested. Mr. Braun’s stock options will be exercisable through September 30, 2018. Both the U.S. Separation Agreement and the German Termination Agreement contain certain non-competition and non-solicitation restrictive covenants and releases of claims by Mr. Braun.

NON-EMPLOYEE DIRECTOR COMPENSATION

The Compensation program for non-employee directors is reviewed annually by our Compensation Committee to ensure the program remains competitive. As part of the Compensation Committee's review, the types and levels of compensation offered to our non-employee directors are compared with those provided by a select group of comparable companies. Additionally, in January 2012, the Company hired Radford, a third party compensation consulting firm, to assist with the analysis of the non-employee directors' compensation. The report has shown that the Company's average total non-employee director compensation approximates the market's 25th percentile. The Compensation Committee strives to set compensation levels that are competitive. The result of the report supports this goal.

Cash Compensation Paid to Board Members

Non-employee directors are entitled to receive an annual cash retainer in the amount of $35,000 for service on the Board and attendance fees of $2,000 for each Board meeting ($1,000 for telephonic meetings). Directors are also reimbursed for reasonable travel expenses incurred in connection with their duties as directors of the Company.

In addition to the annual retainer, each non-employee director who chairs the Audit, Compensation and Nominating Committees are entitled to an additional cash retainer in the amount of $10,000, $7,000 and $4,000, respectively, for such service. The Lead Independent Director is also entitled to an additional cash retainer in the amount of $12,000 for such service. Attendance fees are paid for Committee meetings as follows: $1,500 for each Audit Committee meeting ($750 for telephonic meetings), $1,000 for each Compensation and Nominating Committee meeting ($500 for telephonic meetings); and $1,500 for each other committee meeting ($750 for telephonic meetings), subject to review by the Board. Directors are also reimbursed for reasonable travel expenses incurred in connection with their duties as members of the Committees.

Non-cash Compensation

The Company has reserved an additional 1,800,000 shares of Common Stock under the 2015 Incentive Stock Plan approved at the Annual Meeting of Stockholders held on March 12, 2015, to provide for the grant of options to purchase Common Stock ("options"), grants of shares of Common Stock ("stock grants"), stock units, and stock appreciation rights ("SARs") to certain eligible employees and to non-employee directors. During fiscal year 2015, outside directors each received 3,000 shares of Common Stock that were fully vested upon grant.

The following table shows the compensation paid in fiscal year 2015 to our non-employee directors. Directors who are also officers do not receive separate directors' fees and have been omitted from this table if they appear in the Summary Compensation Table provided earlier in this Annual Report.

DIRECTOR COMPENSATION TABLE

FISCAL YEAR ENDED SEPTEMBER 30, 2015

Non-Employee Director	Fees Paid In Cash		Common Stock Value (1)	All Other Compensation ($)		Total
Carl F. Baasel	$—		$—	$734,829	(2), (3)	$734,829
Stephen D. Fantone	$117,500		$68,730	$—		$186,230
Ralph E. Reins	$129,250		$68,730	$—		$197,980
Daniel J. Smoke	$136,750		$68,730	$—		$205,480
Gary K. Willis	$117,000		$68,730	$—		$185,730
Peter Wirth	$45,905	(3)	$—	$39,299	(4), (5)	$85,204

1.	The value of the stock awards has been calculated as the total number of shares granted (3,000 annually) times the closing price of the Common Stock on the NASDAQ on the date of grant and as reported on a Form 4 filed with the Securities and Exchange Commission. Shares granted to non-employee directors vest immediately and therefore the fair value is equal to the closing market value on the date the shares were granted.
2.	Mr. Baasel received $704,514 as rental payments for the building he owns in Starnberg, Germany (see note 14 of the Form 10-K Annual Report). Mr. Baasel also received $30,315 from the Company as management consulting fees.
3.	Amounts paid in Euro have been converted into U.S. dollars at the weighted average exchange rate for the fiscal year: US$1.00: Euro 0.8710.
4.	In October 2009, Dr. Wirth retired as an executive of the Company. As Chairman of the Board, Dr. Wirth receives 40,000 Euros per year, payable in four installments, one after each Board of Directors meeting.
5.	Dr. Wirth retired from the Company in October 2009; amount represents payments from the RSL Pension plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our Common Stock, as of January 15, 2016, by each of our current directors, each nominee for election as a director, our executive officers named in the Summary Compensation Table, and all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class
Peter Wirth	44,100	(1), (2)	*
Thomas Merk	226,293	(1)	*
Guenther Braun	503,691	(1)	1.8%
Ulrich Hefter	190,586	(1)	*
Ingrid Mittelstaedt	185,000	(1)	*
Louis Molnar	155,000	(1)	*
Martin Seifert	27,000	(1)	*
Carl F. Baasel	117,000		*
Jenifer Bunis	3,000		*
Stephen D. Fantone	17,000		*
Ralph E. Reins	39,000	(3)	*
Daniel J. Smoke	47,000	(4)	*
Gary K Willis	51,000		*
All directors and executive officers as a group (13 persons)	1,605,670		5.6%

* Less than one percent of class.

1.	Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC and include voting or investment power with respect to shares of stock. This information does not necessarily indicate beneficial ownership for any other purpose. Under these rules, shares of Common Stock issuable under stock options that are exercisable within 60 days of January 15, 2016 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the options, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The amounts listed include the following shares of Common Stock that may be acquired within 60 days of January 15, 2016 through the exercise of stock options: Dr. Wirth, 25,000; Mr. Braun, 468,000; Mr. Merk, 222,000; Ms. Mittelstaedt, 185,000; Dr. Hefter, 182,000; Mr. Molnar, 155,000; and Mr. Seifert 27,000.

2.	6,500 of these shares are held by Dr. Wirth's spouse and are therefore indirectly held by Dr. Wirth.

3.	5,890 of these shares are held in a trust by Mr. Reins' spouse and 30,110 of these shares are held in a family trust and are therefore indirectly held by Mr. Reins.

4.	400 of these shares are held by Mr. Smoke's spouse and are therefore indirectly held by Mr. Smoke.

The following table presents information regarding beneficial ownership of our Common Stock by each person known to us to beneficially own more than 5% of our outstanding shares of Common Stock as of January 15, 2016.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class
SilverArrow Capital Holding Ltd. SilverArrow Capital Advisors LLP SAC Jupiter Holding Ltd. Thomas Limberger Abdullah Saleh A. Kamel Pluto Fund Limited Osama H. Al Sayed Ernesto Palomba	2,645,725	(1)	9.3%
National Rural Electric Cooperative Association 4301 Wilson Boulevard Arlington VA 22203	1,696,292	(2)	6.0%
Franklin Resources, Inc. Charles B. Johnson Rupert H. Johnson, Jr. One Franklin Parkway San Mateo, CA 94403-1906 Franklin Advisory Services, LLC One Parker Plaza Ninth Floor Fort Lee, NJ 07024-2938	1,945,636	(3)	6.9%
The Vanguard Group 100 Vanguard Boulevard Malvern, PA 19355	1,873,960	(4)	6.6%
Blackrock, Inc. 40 East 52nd Street New York, NY 100022	2,428,778	(5)	8.5%
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	1,663,323	(6)	5.8%

1.	SilverArrow Capital Holding Ltd (“SilverArrow Guernsey”), SilverArrow Capital Advisors LLP (“SilverArrow Advisors”) SAC Jupiter Holding Ltd. (“SilverArrow Dubai”), Thomas Limberger, Abdullah Saleh A. Kamel, Pluto Fund Limited (“Pluto”), Osama H. Al Sayed and Ernesto Palomba jointly filed a Schedule 13D/A with the SEC on October 8, 2015. The address of the principal office of SilverArrow Guernsey is Third Floor, La Plaiderie Chambers, St. Peter Port, Guernsey GY1 1WG. The address of the principal office of SilverArrow Advisors and Mr. Limberger is 3 More London Riverside, 1st Floor, London SE1 2RE, United Kingdom. The address of the principal office of SilverArrow Dubai is Office 407, North Tower, Emirates Financial Towers, DIFC, P.O. Box 506953, Dubai, UAE. The principal business address of Mr. Kamel is Palestine St., Dallah Tower, 13th Floor, 21414 Jeddah, Kingdom of Saudi Arabia. The address of the principal office of Pluto is Trust House, 112 Bonadi Street, P.O. Box 613, Kingstown, St. Vincent, Grenadines. The principal business address of Mr. Al Sayed is Bin Homran Building 1st Floor, Room 106., P.O. Box 14552, 21434 Jeddah, Kingdom of Saudi Arabia. The principal business address of Mr. Palomba is Caraa D’ Urenn 4b, 6513 Monte Carasso, Switzerland SilverArrow Guernsey reported sole voting and dispositive power with respect to 2,358,327 shares and 552,500 shares, respectively. SilverArrow Advisors and SilverArrow Dubai each reported sole voting and dispositive power with respect to 2,233,327 shares and 427,500 shares, respectively. Mr. Limberger reported sole voting and dispositive power with respect to 2,358,327 shares and 552,500 shares, respectively. Mr. Kamel reported sole dispositive power with respect to 395,000 shares. Pluto reported sole dispositive power with respect to 92,500 shares. Mr. Al Sayed reported sole dispositive power with respect to 1,288,327 shares. Mr. Al Sayed reported sole dispositive power with respect to 30,000 shares. This information is based solely on a Schedule 13D/A, filed with the SEC on October 8, 2015.

2.	This information is based solely on a Schedule 13G, filed with the SEC on February 17, 2015. The reporting person reported sole voting and dispositive power with respect to all of the shares.

3.	The reporting persons jointly filed a Schedule 13G/A with the SEC on February 5, 2015. Franklin Advisory Services, LLC reported sole voting power with respect to 1,797,536 shares and sole dispositive power with respect to 1,945,636 shares.

4.	This information is based solely on a Schedule 13G/A, filed with the SEC on February 10, 2015. The Vanguard Group reported aggregate beneficial ownership of 1,873,960 shares; sole voting power of 41,960 shares; sole dispositive power of 1,833,600 shares; and shared dispositive power of 40,360 shares.

5.	This information is based solely on a Schedule 13G/A, filed with the SEC on January 22, 2015. Blackrock, Inc. reported aggregate beneficial ownership of 2,428,778 shares; sole voting power of 2,354,233 shares; and sole dispositive power of 2,428,778 shares.

6.	The information as to share ownership is based solely on a Schedule 13G/A, filed with the SEC on January 4, 2016. The reporting person reported sole voting and dispositive power with respect to all of the shares.

STOCK EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding shares issued under the stock compensation plans as of September 30, 2015:

	Number of Securities to Be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders:
2002 Equity Incentive Plan	470,200	$26	1/10	—
2007 Incentive Stock Plan	2,847,900	27	5/8	—
2015 Equity Incentive Plan	20,000	—	4/9	1,780,000
Total equity compensation plans approved by security holders	3,338,100	$28	2/5	1,780,000

Equity Compensation Plans not approved by Security Holders	—	—		—

Total	3,338,100	$27	2/5	1,780,000

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The main facility in Starnberg is rented under a 25-year operating lease from the former minority shareholder of ROFIN-BAASEL Lasertech GmbH & Co. KG (“RBL”), Mr. Baasel, who is also a member of the Board of Directors of the Company. That lease will terminate by end of December 2016. The operating lease was acquired by the Company in 2000 as part of its then acquisition of RBL.  The Company paid expenses, mainly for rental expense of approximately $735,000, $883,000 and $846,000 to Mr. Baasel during fiscal years 2015, 2014, and 2013, respectively. In fiscal year 2015, the Company acquired a new manufacturing facility in Gilching, which is currently under reconstruction and which is intended to replace all RBL leased facilities in Starnberg. As a result of the Company’s consolidation of operations into a single facility, the required two-year notice of lease termination was given to Mr. Baasel in December 2014.

The Company believes that all transactions noted above, have been executed on an arms-length basis. Except for the foregoing, no director, officer, nominee director, 5% holder of the Company’s shares, or immediate family member, associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of fiscal year 2015 or has any material interest, direct or indirect, in any proposed transaction, having a value of $120,000 or more.

Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to Item 10 of this Annual Report “Directors, Executive Officers and Corporate Governance— Director Independence and Corporate Governance—Director Independence.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by Deloitte & Touche LLP (D&T), on an accrual basis, for the audit of the Company's annual financial statements for 2015 and 2014, respectively, and fees billed during fiscal years 2015 and 2014 for other services rendered by D&T.

	2015	2014
Audit fees	$1,375,296	$1,276,807
Audit related fees (1)	$24,087	$—
Audit and audit related fees	$1,399,383	$1,276,807
Tax fees (2)	$3,615	$—
All other fees	$5,819
Total fees	$1,408,817	$1,276,807

1.	Audit related fees consisted primarily of fees for services performed in connection with research and development grant awards and registration of option awards.

2.	Tax fees consisted of fees for tax consultation and tax compliance services.

The Audit Committee pre-approves all audit and permitted non-audit services provided by the independent auditors. Mr. Smoke, the Audit Committee Chairman, has the delegated authority to pre-approve such services and these pre-approval decisions are presented to the full Audit Committee at its next scheduled meeting. During fiscal year 2015 and 2014, the Audit Committee pre-approved 100% of the total fees to D&T.

During the two most recent fiscal years ended September 30, 2015 and 2014, and through December 1, 2015, there have been no reportable events (as defined in Regulation S-K, Item 304(a)(1)(v)).

The Company has not consulted D&T on any of the matters referenced in Regulation S-K Item 304(a)(2) prior to D&T's appointment as the Company's independent registered public accounting firm.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Form 10-K/A are filed with, or incorporated by reference in, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2016	ROFIN-SINAR TECHNOLOGIES INC.

	By:	/s/ Thomas Merk
Thomas Merk
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: January 28, 2016
	By:	/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1356 Certification of Chief Financial Officer