Form 10-Q
period 2015-12-31
ROFIN SINAR TECHNOLOGIES INC
filed 2016-02-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

28,507,403 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of February 8, 2016.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$175,382	$169,729
Short-term investments (Note 4)	1,592	5,833
Accounts receivable, net of allowance for doubtful accounts $2,903 and $3,279, respectively	83,686	96,093
Inventories, net (Note 5)	181,211	181,025
Other current assets and prepaid expenses	39,787	35,896
Total current assets	481,658	488,576
Property and equipment, net	89,471	92,573
Goodwill (Note 6)	92,181	93,541
Other intangibles, net (Note 6)	14,185	14,767
Other assets	16,930	17,034
Total assets	$694,425	$706,491
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$6,244	$5,226
Accounts payable, trade	17,946	23,443
Accounts payable to related party	293	299
Income tax payable	5,035	7,998
Accrued liabilities (Note 7)	61,870	72,652
Total current liabilities	91,388	109,618
Long-term debt	17,035	18,085
Pension obligations	25,027	25,439
Other long-term liabilities	10,789	10,740
Total liabilities	144,239	163,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,379,287 shares issued at December 31, 2015, and 33,053,687 shares issued at September 30, 2015	334	331
Additional paid-in capital	248,783	239,333
Retained earnings	535,781	529,234
Accumulated other comprehensive income (Note 10)	(65,904)	(57,517)
Treasury stock, at cost, 4,871,884 shares at December 31, 2015 and September 30, 2015	(169,262)	(169,262)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	549,732	542,119
Non-controlling interest in subsidiaries	454	490
Total equity	550,186	542,609
Total liabilities and equity	$694,425	$706,491

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended December 31, 2015 and 2014
(dollars in thousands, except per share amounts)

	Three months ended December 31,
	2015	2014
Net sales	$112,464	$122,387
Cost of goods sold	72,053	79,760
Gross profit	40,411	42,627

Selling, general and administrative expenses	22,955	24,100
Research and development expenses	8,697	10,616
Amortization expense	679	784
Income from operations	8,080	7,127

Other (income) expense
Interest income	(105)	(90)
Interest expense	98	82
Foreign currency (income) expense	(455)	(1,304)
Other (income) expense	24	32
Income before income tax	8,518	8,407
Income tax expense	2,007	2,237
Net income	6,511	6,170
Less: Net income (loss) attributable to the non-controlling interest	(36)	4
Net income attributable to RSTI	$6,547	$6,166

Net income attributable to RSTI per share:
Per share of common stock basic	$0.23	$0.22
Per share of common stock diluted	$0.23	$0.22

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,328,714	28,048,021
Diluted	28,494,352	28,210,986

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Three Months Ended December 31, 2015 and 2014
(dollars in thousands)

	Three months ended December 31,
	2015	2014
Net income	$6,511	$6,170
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $0 and $1	1	4
Foreign currency translation adjustments	(8,488)	(14,123)
Defined benefit pension plans, net of tax of $15 and $20	100	35
Other comprehensive income (loss), net of tax	$(8,387)	$(14,084)
Total comprehensive income (loss)	$(1,876)	$(7,914)
Less: Total comprehensive income (loss) attributable to the non-controlling interest	(36)	4
Total comprehensive income (loss) attributable to RSTI	$(1,840)	$(7,918)

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three Months Ended December 31, 2015 and 2014
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest in Subsidiaries	Total Equity
BALANCES at September 30, 2014	$329	$232,832	$487,976	$(14,072)	$(169,262)	$537,803	$906	$538,709
Total comprehensive income (loss)			6,166	(14,084)	—	(7,918)	4	(7,914)
Purchase of non-controlling interest	—	—	—	—	—	—	(379)	(379)
Common stock issued in connection with Stock Incentive Plans	1	2,471	—	—	—	2,472	—	2,472
BALANCES at December 31, 2014	$330	$235,303	$494,142	$(28,156)	$(169,262)	$532,357	$531	$532,888

BALANCES at September 30, 2015	$331	$239,333	$529,234	$(57,517)	$(169,262)	$542,119	$490	$542,609
Total comprehensive income (loss)			6,547	(8,387)	—	(1,840)	(36)	(1,876)
Common stock issued in connection with Stock Incentive Plans	3	9,450	—	—	—	9,453	—	9,453
BALANCES at December 31, 2015	$334	$248,783	$535,781	$(65,904)	$(169,262)	$549,732	$454	$550,186

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months Ended December 31, 2015 and 2014
(dollars in thousands)

	Three months ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,511	$6,170
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	3,811	4,385
Stock-based compensation expenses	1,069	1,092
Other adjustments	272	(314)
Change in operating assets and liabilities:
Accounts receivable, trade	11,066	10,716
Inventories	(3,811)	(2,469)
Accounts payable	(5,101)	(3,824)
Changes in other operating assets and liabilities	(14,648)	(1,897)
Net cash provided by (used in) operating activities	(831)	13,859
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	60	30
Additions to property and equipment	(3,537)	(18,302)
Purchases of short-term investments	(1,510)	(8,049)
Sales of short-term and long-term investments	5,714	12,712
Net cash provided by (used in) investing activities	727	(13,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	5,988	20,826
Repayments to banks	(5,561)	(6,077)
Purchase of non-controlling interests	—	(413)
Issuance of common stock	7,997	1,105
Net cash provided by financing activities	8,424	15,441
Effect of foreign currency translation on cash	(2,667)	(3,854)

Net increase in cash and cash equivalents	5,653	11,837
Cash and cash equivalents at beginning of period	169,729	128,537
Cash and cash equivalents at end of period	$175,382	$140,374

Cash paid for interest	$69	$39
Cash paid for taxes	$6,924	$3,426

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2015, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission on November 30, 2015.

2.	New Accounting Standards

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

On November 20, 2015, the FAB issued ASU 2015-17, "Balance Sheet Classification of Deferred Assets". The new guidance will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This amendment is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is allowed and entities are permitted to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Acquisitions and Formations of New Entities

The Company uses the acquisition method of accounting for its acquisitions with the respective results of operations included in the consolidated results from the date of acquisition

•
Effective June 12, 2014, the Company acquired the remaining 5% of the common stock of DILAS Diodenlaser GmbH through its wholly-owned subsidiary ROFIN-SINAR Technologies Europe S.L. The Company currently holds 100% of the share capital of DILAS Diodenlaser GmbH.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

December 31, 2015	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$175,382	$175,382	$—	$—
Short-term investments	1,592	1,592	—	—
Derivatives	(66)	—	(66)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$177,458	$176,974	$484	$—

September 30, 2015	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$169,729	$169,729	$—	$—
Short-term investments	5,833	5,833	—	—
Derivatives	(51)	—	(51)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$176,061	$175,562	$499	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	December 31, 2015	September 30, 2015
Finished goods	$29,630	$29,720
Work in progress	39,212	38,602
Raw materials and supplies	68,151	67,434
Demo inventory	13,079	13,655
Service parts	31,139	31,614
Total inventories	$181,211	$181,025

Net inventory is net of provisions for excess and obsolete inventory of $29,089 and $29,109 at December 31, 2015 and September 30, 2015, respectively.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended December 31, 2015, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2015	$36,612	$12,766	$44,163	$93,541
Currency translation differences	(833)	(63)	(464)	(1,360)
Balance as of December 31, 2015	$35,779	$12,703	$43,699	$92,181

The carrying values of other intangible assets are as follows:

	December 31, 2015		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$16,875	$9,234	$16,985	$9,151
Customer base	17,298	16,569	17,220	16,451
Other	23,320	17,505	23,527	17,363
Total	$57,493	$43,308	$57,732	$42,965

Amortization expense for each of the three-month periods ended December 31, 2015 and 2014, was $679 and $784, respectively. At December 31, 2015, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2016 and the next five fiscal years based on the average exchange rates as of December 31, 2015, is as follows:

2016 (remainder)	2,000
2017	2,300
2018	1,900
2019	1,200
2020	1,000
2021	1,000

7.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	December 31, 2015	September 30, 2015
Employee compensation	$15,138	$24,314
Warranty reserves	10,483	10,913
Invoices to be received	4,395	4,343
Customer deposits	15,789	16,188
Other	16,065	16,894
Total accrued liabilities	$61,870	$72,652

8.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of December 31, 2015, the Company's gross unrecognized tax benefits totaled $0.2 million which includes less than $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

The Company files federal and state income tax returns in several domestic and foreign jurisdictions. In most tax jurisdictions, returns are subject to examination by the relevant tax authorities for a number of years after the returns have been filed. With limited exceptions, the Company is no longer subject to examination by the United States Internal Revenue Service for tax years through 2009. With respect to state and local tax jurisdictions and countries outside the United States, with limited exceptions, the Company is no longer subject to income tax audits for tax years before 2009.

9.	Product Warranties

The Company provides for the estimated costs of product warranties when revenue is recognized. The estimate of costs to fulfill warranty obligations is based on historical experience and an expectation of future conditions.

The changes in warranty reserve for the three-month periods ended December 31, 2015 and 2014, are as follows:

	2015	2014
Balance at September 30,	$10,913	$10,778
Additional accruals for warranties during the period	1,202	849
Usage during the period	(1,430)	(1,047)
Currency translation	(202)	(311)
Balance at December 31,	$10,483	$10,269

10.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three-month periods ended December 31, 2015 and 2014, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2015	$(6,597)	$(50,896)	$(24)	$(57,517)
Other comprehensive income (loss) before reclassifications	—	(8,488)	1	(8,487)
Amounts reclassified from accumulated other comprehensive income	100	—	—	100
Balance at December 31, 2015	$(6,497)	$(59,384)	$(23)	$(65,904)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2014	$(6,251)	$(7,759)	$(62)	$(14,072)
Other comprehensive income (loss) before reclassifications	—	(14,123)	4	(14,119)
Amounts reclassified from accumulated other comprehensive income	35	—	—	35
Balance at December 31, 2014	$(6,216)	$(21,882)	$(58)	$(28,156)

The reclassifications out of Accumulated Other Comprehensive Income for the three-month periods ended December 31, 2015 and 2014, are as follows:

	2015	2014
Unamortized loss on defined benefit pension plans
Amortization	$115	$55
Tax effects	(15)	(20)
Total reclassification for the period	$100	$35

11.	Stock Incentive Plans

The Company maintains a 2007 Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of the 2007 Incentive Stock Plan continues through 2017. Effective March 12, 2015, the stockholders approved the Rofin-Sinar Technologies Inc. 2015 Incentive Stock Plan to reserve an additional 1,800,000 shares of common stock. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2015 or through the first three months of fiscal year 2016 under either plan. Non-qualified stock options were granted to officers and other key employees in the first quarter of fiscal year 2016 and 2015 under the 2007 Incentive Stock Plan. During the three-month periods ended December 31, 2015 and 2014, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant. Options granted to officers and other key employees generally vest over five years and will expire not later than ten years after the date on which they are granted.

The fair value of our stock options was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in these calculations:

	2016 Grants	2015 Grants
Weighted average grant date fair value	$11.75	$8.55
Expected life	6.40 years	5.46 years
Volatility	36.41%	37.57%
Risk-free interest rate	1.97%	1.74%
Dividend yield	—%	—%

For purposes of the Black-Scholes model, the Company uses historical data to estimate the expected life, volatility, and annual forfeiture rates of an option. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The balance of outstanding stock options and all options activity for the three months ended December 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2015	3,338,100	$27	2/5	4.63 years
Granted	321,500	$29	5/8
Exercised	(310,600)	$25	3/4
Forfeited	(6,200)	$29	3/8
Outstanding at December 31, 2015	3,342,800	$27	4/5	5.25 years	$5.23

Exercisable at December 31, 2015	2,168,350	$28	1/5	3.64 years	$3.78

As of December 31, 2015, there were $10.9 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.46 years.

During the three-month periods ended December 31, 2015 and 2014, the following activity occurred under the Incentive Stock Plan:

	Three months ended December 31,
	2015	2014
Total intrinsic value of stock options exercised	$911	$633
Cash received from stock option exercises	$7,997	$1,105

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three months ended December 31,
	2015	2014
Weighted number of shares for basic earnings per common share	28,328,714	28,048,021
Potential additional shares due to outstanding dilutive stock options	165,638	162,965
Weighted number of shares for diluted earnings per common share	28,494,352	28,210,986

The weighted average diluted shares outstanding for the three months ended December 31, 2015 and 2014, excludes the dilutive effect of approximately 2.1 million and 2.8 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three-month periods ended December 31, 2015 and 2014:

	Three months ended December 31,
	2015	2014
Service cost	$217	$246
Interest cost	287	278
Expected return on plan assets	(165)	(175)
Amortization of prior net (gain) loss	96	(6)
Amortization of prior service cost	19	61
Net periodic pension cost	$454	$404

14.	Segment and Geographic Information

Assets, property and equipment, sales, and income before income taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	December 31, 2015	September 30, 2015
ASSETS
North America	$256,266	$258,424
Germany	430,285	433,435
Other	341,270	343,072
Intercompany eliminations	(333,396)	(328,440)
	$694,425	$706,491

	December 31, 2015	September 30, 2015
PROPERTY AND EQUIPMENT, NET
North America	$15,495	$16,128
Germany	49,114	51,124
Other	25,083	25,560
Intercompany eliminations	(221)	(239)
	$89,471	$92,573

	Three months ended December 31,
	2015	2014
NET SALES
North America	$37,547	$36,132
Germany	69,421	77,713
Other	53,817	61,453
Intercompany eliminations	(48,321)	(52,911)
	$112,464	$122,387
INTERCOMPANY SALES
North America	$2,399	$3,361
Germany	34,386	37,049
Other	11,536	12,501
Intercompany eliminations	(48,321)	(52,911)
	$—	$—
EXTERNAL SALES
North America	$35,148	$32,771
Germany	35,034	40,664
Other	42,282	48,952
	$112,464	$122,387

INCOME BEFORE INCOME TAX
North America	$928	$143
Germany	3,112	4,565
Other	3,817	4,327
Intercompany eliminations	661	(628)
	$8,518	$8,407

15.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of component products as follows:

	Three months ended December 31,
	2015	2014
Macro applications	$45,268	$47,708
Marking and micro applications	47,667	57,606
Components	19,529	17,073
	$112,464	$122,387

16.	Treasury Stock

On November 11, 2015, the Board of Directors authorized the Company to initiate a share buyback of up to $50.0 million of the Company’s Common Stock over the next eighteen months. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions at the Company’s discretion. During the three months ended December 31, 2015, the Company did not repurchase any shares of common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "anticipate", "estimate", "plan", "continue", "position" or other words or terms of similar meaning. These forward-looking statements are based on the current plans, expectations, and assumptions of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, including by way of example those risk factors discussed under the sections entitled "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 2015, as well as future results of operations and financial condition. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Overview

Rofin-Sinar Technologies Inc. (herein also referred to as "RSTI", "Rofin-Sinar", "Rofin", or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacturing and marketing of laser sources and laser-based system solutions for industrial material processing applications, which include primarily cutting, welding and marking a wide range of materials. The Company's product portfolio ranges from single laser-beam sources to highly complex systems, covering all of the key laser technologies such as solid-state, fiber, ultrashort pulse and CO2 lasers, as well as diode lasers, and the entire power spectrum, from single-digit watts up to multi-kilowatts, as well as a comprehensive spectrum of wavelengths or pulse durations. An extensive range of laser components completes the product portfolio. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools, that are desirable in industrial applications. The Company's lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer's production process, thus meeting a broad range of its customers' material processing requirements.

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

During the first quarter of fiscal years 2016 and 2015, we realized approximately 40% and 39% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 43% and 47%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 17% and 14%, respectively, from the sale of components.

Our results in the first quarter demonstrate that our strategy to drive cost improvements is gaining traction. Net income increased 6% compared to the comparable quarter in fiscal year 2015 even considering the negative impact of non-recurring costs, mainly related to the proxy contest.

Sales in this seasonally slower quarter were broadly in line with last year excluding the impact of the strong U.S. dollar and were negatively impacted by the timing of revenue recognition for one order.

We continue to reduce manufacturing costs for our fast-growing high-power fiber laser products. We also made significant progress towards realizing $5 million of operating cost reductions in fiscal year 2016, through our efficiency and consolidation program commenced in early 2015. Key highlights from the quarter include the merger of two German subsidiaries and better alignment of our workforce and other resources with growth opportunities and market demand. Further actions are being taken to streamline our processes globally and we continue to evaluate additional opportunities to reduce our operating costs.

Our R&D investments continue to yield important product developments that will support future value creation, including our proprietary filament cutting process with femtosecond lasers and our new 2.5 kilowatt fiber laser module. The successful test of this technology is an important milestone that will support continued growth of our high-power fiber laser business. We believe ROFIN will be first-to-market with 5 kilowatt lasers that operate with just two modules. Our R&D efforts are also driving cost improvements through improved design and we are targeting a 15% to 20% reduction in the manufacturing cost of high-power fiber lasers in fiscal year 2016.

Order entry in the first quarter was negatively impacted by currency movements ($18 million impact) and de-bookings in anticipation of cancellations by two Chinese customers (approximately $12 million impact). We expect to face a headwind from uncertainty with the Chinese economy. Our new technology initiatives and more efficient cost structure position us strongly to grow market share, further increase our profit margins and create additional shareholder value in the quarters ahead. We believe we are well positioned as we move into seasonally more active quarters and are encouraged by solid bookings activity in the first weeks of the second quarter.

 At December 31, 2015, the Company had 2,178 employees compared to 2,275 employees at December 31, 2014.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Three months ended December 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of goods sold	64.1%	65.2%
Gross profit	35.9%	34.8%
Selling, general and administrative expenses	20.4%	19.7%
Research and development expenses	7.7%	8.7%
Amortization expenses	0.6%	0.6%
Income from operations	7.2%	5.8%
Income before income taxes	7.6%	6.9%
Net income attributable to RSTI	5.8%	5.0%

Net Sales - Net sales of $112.5 million represents a decrease of $9.9 million, or 8% for the three-month period ended December 31, 2015, as compared to the corresponding period in fiscal year 2015. The decrease for the three-month period ended December 31, 2015, resulted from a decrease of $6.6 million, or 12%, in Europe, and $4.9 million, or 13%, in Asia, partially offset by net sales increases of $1.6 million, or 6%, in North America, compared to the corresponding period in fiscal year 2015. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $8.5 million for the three-month period ended December 31, 2015.

Net sales of laser products for macro applications decreased by $2.4 million, or 5%, to $45.3 million for the three-month period ended December 31, 2015, which was mainly due to a lower service and spare parts business as compared to the corresponding period of fiscal year 2015.

Net sales of lasers for marking and micro applications decreased by $9.9 million, or 17%, to $47.7 million for the three-month period ended December 31, 2015, and was mainly due to a decrease in the machine tool, electronics, photovoltaic and automotive industries.

Revenues for the component business increased by $2.4 million, or 14%, to $19.5 million at December 31, 2015, compared to the corresponding period in fiscal year 2015. The increase is mainly attributable to higher demand for fibers, laser diodes and optical components.

Gross Profit - Our gross profit of $40.4 million for the three-month period ended December 31, 2015, represents a decrease of $2.2 million, or 5%, when compared to the corresponding period of fiscal year 2015. As a percentage of sales, gross profit for the three-month period ended December 31, 2015, increased from 35% to 36%. During the quarter, we benefited from improvements achieved in the manufacturing costs, mainly in our high-power fiber lasers, which helped to offset an unfavorable product mix. Gross profit was unfavorably affected by $1.5 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the three-month period ended December 31, 2015.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $23.0 million for the three-month period ended December 31, 2015, represents a decrease of $1.1 million, or 5% compared to the corresponding period of fiscal year 2015. The decrease in SG&A expenses for the three-month period is mainly due to the impact of exchange rate fluctuations amounting to $1.7 million, lower labor costs and depreciation which was partially offset by non-recurring expenses mainly related to the proxy contest of approximately $0.7 million. As a percentage of net sales, SG&A expenses were stable at 20% for the three-month period ended December 31, 2015, as compared to the corresponding prior year period.

Research and Development - The Company spent net $8.7 million on research and development ("R&D") during the three-month period ended December 31, 2015, which represents a decrease of $1.9 million, or 18%, for the three-month period ended December 31, 2015, as compared to the corresponding period in fiscal year 2015. The decrease is mainly a result of lower labor costs, leasing and rental expenses, depreciation, and a favorable impact from foreign currencies of $0.9 million. Gross R&D expenses for the three-month periods ended December 31, 2015 and 2014, were $8.9 million and $10.7 million, respectively, and were reduced by $0.2 million and $0.1 million of government grants during each respective period.

Amortization Expense - Amortization expense for the three-month period ended December 31, 2015, amounted to $0.7 million. This represents a decrease of $0.1 million for the three-month period when compared to the same period of fiscal year 2015.

Other (Income) Expense -  Net other income of $0.4 million for the three-month period ended December 31, 2015, represents a decrease of $0.9 million compared to $1.3 million for the corresponding period of the prior year. The decrease in net foreign currency income in the three-month period ended December 31, 2015, is due to higher net exchange losses in the current period compared to the corresponding period in fiscal year 2015.

Income Tax Expense - Income tax expense of $2.0 million for the three-month period ended December 31, 2015, represents an effective tax rate of 24%, compared to 27% for the corresponding period of fiscal year 2015. The decrease in the effective tax rate is mainly a result the reenactment of the legislation regarding R&D tax credits in the US. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.2 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, during the three-month period ended December 31, 2015.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $6.5 million for the three-month period ended December 31, 2015, which represents an increase of $0.3 million, or 6%, from the corresponding period in fiscal year 2015. For the three-month period ended December 31, 2015, both the basic and diluted earnings per common share calculations equaled $0.23, based upon a weighted average of 28.3 million and 28.5 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.22, based upon a weighted average of 28.0 million and 28.2 million shares of common stock outstanding for the corresponding period of fiscal year 2015.

Liquidity and Capital Resources

The Company's primary sources of liquidity at December 31, 2015, were cash and cash equivalents of $175.4 million, short-term investments of $1.6 million, short-term credit lines of $63.1 million and long-term credit lines of $18.6 million. As of December 31, 2015, $4.6 million was outstanding under the short-term lines of credit and $1.7 million was used for bank guarantees under these lines of credit, leaving $56.8 million available for borrowing under the short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $12.6 million, of which $5.0 million was used. Therefore, $64.4 million was unused and available under the Company's short-term and bank guarantee lines of credit, in the aggregate, at December 31, 2015.  At such date, the entire amount of our long-term lines of credit was fully drawn and $1.6 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At December 31, 2015, the Company was in compliance with these covenants.

Cash and cash equivalents increased by $5.7 million during the three-month period ended December 31, 2015. Approximately $0.8 million in cash and cash equivalents were used in operating activities, mainly as the result of a decrease in accrued liabilities, income taxes payable, trade accounts payable and an increase of net inventories offset by a decrease in trade accounts receivable and net income generated for the three-month period ended December 31, 2015.

Net cash provided by investing activities totaled $0.7 million for the three-month period ended December 31, 2015, and was primarily related to net sales of short-term investments partly offset by additions to property and equipment.

Net cash provided by financing activities totaled $8.4 million for the three-month period ended December 31, 2015, and was primarily related to the issuance of common stock from option exercises and borrowings from banks,which were partially offset by repayments to banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of December 31, 2015, $131.1 million of the total $177.0 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $45.9 million held by our US subsidiaries. As of that date, $20.5 million was owed by our non-US subsidiaries and $2.8 million was owed by our US subsidiaries from the total indebtedness amounting to $23.3 million. We expect our existing domestic cash, cash equivalents and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition, our US subsidiaries had $20.0 million in available and unused lines of credit at December 31, 2015. Therefore, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

Contractual Obligations and Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements, other than those listed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2015, or financing arrangements involving variable interest entities. There have been no material changes in contractual obligations outside of the ordinary course of business since September 30, 2015.

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, during the three-month period ended December 31, 2015, approximately 62% of our sales have been denominated in other currencies, primarily the Euro, British pound sterling, Swiss franc, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen and Indian rupee. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of decreasing total equity by $59.4 million at December 31, 2015, as compared to $50.9 million at September 30, 2015.

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

The following table illustrates the development of the order entry and sales figures, taking into account exchange rate fluctuations. The non-GAAP presentation shows the first quarter of fiscal year 2016 figures when applying the average exchange rates of the first quarter of fiscal year 2015:

	December 31, 2015		December 31, 2014
	GAAP Actual	Non-GAAP Constant Currency	GAAP Actual
Net Sales	$112,464	$120,927	$122,387
Order Entry	$96,854	$114,883	$122,691

Between the first quarter of fiscal year 2015 and the first quarter of fiscal year 2016, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 14%. The impact of exchange rate fluctuations, mainly the Euro, was to decrease quarterly net sales by $8.5 million and quarterly order entry by $18.0 million.

Critical Accounting Policies

Our significant accounting policies are more fully described in Part 2, Item 8, Note 1 of our consolidated financial statements in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2015. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the three-month period ended December 31, 2015, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2015.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At December 31, 2015, the Company maintained cash, cash equivalents and short-term investments of $177.0 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At December 31, 2015, the Company had $2.5 million of variable rate debt on which the interest rate is reset every six months, and $20.8 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2016	5.6	million
2017	5.4	million
2018	2.4	million
2019	1.7	million
2020	1.8	million
2021 and thereafter	6.4	millions

A 10% change in the variable interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

The Company has entered into an interest rate swap agreement to minimize the interest expenses on a portion of its variable debt described in the previous paragraph by shifting from variable to fixed interest rates. The swap agreement is for a total notional amount of Swiss francs 2.5 million (equivalent to $2.5 million based on the exchange rates at December 31, 2015).

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At December 31, 2015, the Company held Japanese yen forward exchange options with notional amounts of Euro 2.5 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from $0.2 million profit to a $0.3 million loss.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal matters reported in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2015, as filed with the SEC on November 30, 2015.

Item 1A. Risk Factors

For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 2015. See also "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2015, the Board of Directors authorized the Company to initiate a share buyback of up to $50.0 million of the Company’s Common Stock over the next eighteen months. The Company expects the purchases to be made from time to time in the open market or in privately negotiated transactions at the Company’s discretion. During the three-months ended December 31, 2015, the Company did not repurchase any shares of common stock.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Mine Safety Disclosures

Not applicable

Item 5.   Other Information

On February 3, 2016, the Company’s Board of Directors (the “Board”) amended and restated the Company’s By-laws (the “Amended and Restated By-Laws”), effective immediately, to, among other changes, implement a majority voting standard in uncontested elections of directors, to add a forum selection provision providing for the Delaware courts to be a sole and exclusive forum for adjudication of certain disputes and to eliminate the limitation on a director’s eligibility to stand for re-election after reaching age 70.
Majority Voting
The Company’s By-laws previously required that directors be elected by a plurality of votes cast. Under the plurality voting standard, only “for” votes are counted, not any “against” votes or abstentions, so in an uncontested election (i.e., an election where the only nominees are those proposed by the Board) a director could be elected with as few as one “for” vote, regardless of the number of “against” votes.
The Amended and Restated By-Laws change the voting standard for uncontested director elections from a plurality voting standard to a majority voting standard. Accordingly, under the Amended and Restated By-Laws, in future uncontested director elections, in order to be elected, the votes cast “for” a director nominee’s election must exceed the number of votes cast “against” such nominee’s election. The Amended and Restated By-Laws retain a plurality voting standard in contested elections.
In connection with this By-law amendment, the Board adopted a director resignation policy providing that, with respect to director nominations, the Board will nominate for reelection as a director only those incumbent directors who have tendered, in advance of such nomination, an irrevocable resignation that will become effective in the event such nominee fails to receive the required majority vote at the stockholders’ meeting at which he or she faces reelection, and the Board accepts such resignation.
If an incumbent director fails to receive the required vote for reelection, the Nominating Committee (excluding the incumbent director in question, if applicable) shall make a recommendation to the Board as to whether to accept or reject such director’s resignation as previously tendered or whether other action should be taken. The Nominating Committee and the Board may consider any factors they deem relevant in deciding whether to accept or reject a director’s resignation or whether other action should be taken. Within 90 days from the date the election results are certified, the Company will publicly disclose the Board’s decision and the rationale behind such decision.
Forum Selection
A new Article XII was added to the Amended and Restated By-laws, which provides that unless the Corporation consents in writing to the selection of an alternative forum, the sole and exclusive forum for certain legal actions involving the Company (including any derivative action or proceeding brought on behalf of the Company and certain disputes between the Company, on the one hand, and a stockholder of the Corporation, on the other hand), will be a state or federal court located within the State of Delaware. The Board believes that the exclusive forum provision is in the best interests of the Company because, among other reasons, it will focus any future litigation covered by the provision in one jurisdiction, avoiding the unnecessary risk, uncertainty and expense from concurrent multi-jurisdictional litigation. The provision does not preclude any type of legal actions against the Company or its directors or officers or other employees or limit or adversely impact any property right vested in the Company’s stockholders; rather, it directs certain legal actions to a single jurisdiction, with the goal of securing a more efficient and effective resolution of those legal actions.
Director Age Limitation
The Amended and Restated By-laws remove a provision prohibiting directors from standing for re-election after reaching age 70 and exempted certain individuals from such limitation. In adopting the amendment, the Board determined that a specific age limitation for serving on the Board was not necessary as the Board’s peer review process provides the Board with the ability to assess a director’s contributions and suitability to stand for re-election and that age, while one of the factors that will be considered by the Board, should not of itself be a disqualifying factor.
The Amended and Restated By-Laws also make clarifications, updates and other changes to other provisions of the By-laws, which are all effective immediately.
The foregoing summary of the amendments to the By-laws is qualified in its entirety by reference to the full text of the Amended and Restated By-laws, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 3.1 and incorporated into this Item 5 by reference.

Item 6.   Exhibits

3.1	Amended and Restated By-laws of Rofin-Sinar Technologies Inc., as amended on February 3, 2016
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Extension Schema
101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB *	XBRL Taxonomy Extension Label Linkbase Document
101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* The Exhibits 101 are filed with the SEC only.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2016	Rofin-Sinar Technologies Inc.
(Registrant)

/s/ Thomas Merk
Thomas Merk
President, Chief Executive Officer,
(Principal Executive Officer)

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer
(Principal Financial and Accounting Officer)