Form 10-Q
period 2016-03-31
ROFIN SINAR TECHNOLOGIES INC
filed 2016-05-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

28,302,903 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of May 6, 2016.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$164,740	$169,729
Short-term investments (Note 4)	5,846	5,833
Accounts receivable, net of allowance for doubtful accounts $3,069 and $3,279, respectively	89,848	96,093
Inventories, net (Note 5)	188,277	181,025
Other current assets and prepaid expenses	42,495	35,896
Total current assets	491,206	488,576
Property and equipment, net	93,225	92,573
Goodwill (Note 6)	94,154	93,541
Other intangibles, net (Note 6)	13,728	14,767
Other assets	18,406	17,034
Total assets	$710,719	$706,491
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$3,890	$5,226
Accounts payable, trade	18,280	23,443
Accounts payable to related party	292	299
Income tax payable	2,942	7,998
Accrued liabilities (Note 7)	69,601	72,652
Total current liabilities	95,005	109,618
Long-term debt	17,011	18,085
Pension obligations	26,163	25,439
Other long-term liabilities	11,942	10,740
Total liabilities	150,121	163,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,495,487 shares issued at March 31, 2016, and 33,053,687 shares issued at September 30, 2015	335	331
Additional paid-in capital	252,874	239,333
Retained earnings	536,310	529,234
Accumulated other comprehensive income (Note 10)	(52,086)	(57,517)
Treasury stock, at cost, 5,256,584 shares at March 31, 2016 and 4,871,884 shares at September 30, 2015	(177,264)	(169,262)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	560,169	542,119
Non-controlling interest in subsidiaries	429	490
Total equity	560,598	542,609
Total liabilities and equity	$710,719	$706,491

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended March 31, 2016 and 2015
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net sales	$110,550	$122,719	$223,014	$245,106
Cost of goods sold	71,872	77,322	143,925	157,082
Gross profit	38,678	45,397	79,089	88,024

Selling, general and administrative expenses	26,201	24,490	49,155	48,589
Research and development expenses	9,197	9,710	17,894	20,326
Amortization expense	699	751	1,378	1,535
Income from operations	2,581	10,446	10,662	17,574

Other (income) expense
Interest income	(81)	(110)	(186)	(200)
Interest expense	93	95	191	176
Foreign currency (income) expense	1,465	(1,975)	1,009	(3,279)
Other (income) expense	(52)	85	(26)	118
Income before income tax	1,156	12,351	9,674	20,759
Income tax expense	652	3,603	2,659	5,840
Net income	504	8,748	7,015	14,919
Less: Net income (loss) attributable to the non-controlling interest	(25)	11	(61)	15
Net income attributable to RSTI	$529	$8,737	$7,076	$14,904

Net income attributable to RSTI per share:
Per share of common stock basic	$0.02	$0.31	$0.25	$0.53
Per share of common stock diluted	$0.02	$0.31	$0.25	$0.53

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,328,850	28,113,807	28,329,763	28,080,589
Diluted	28,414,633	28,243,878	28,445,683	28,224,091

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Periods Ended March 31, 2016 and 2015
(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$504	$8,748	$7,015	$14,919
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $7, $1, $7 and $2	23	2	24	6
Foreign currency translation adjustments	13,723	(38,898)	5,235	(53,021)
Defined benefit pension plans, net of tax of $42, $20, $57 and $40	72	35	172	70
Other comprehensive income (loss), net of tax	$13,818	$(38,861)	$5,431	$(52,945)
Total comprehensive income (loss)	$14,322	$(30,113)	$12,446	$(38,026)
Less: Total comprehensive income (loss) attributable to the non-controlling interest	(25)	11	(61)	15
Total comprehensive income (loss) attributable to RSTI	$14,347	$(30,124)	$12,507	$(38,041)

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six Months Ended March 31, 2016 and 2015
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest in Subsidiaries	Total Equity
BALANCES at September 30, 2014	$329	$232,832	$487,976	$(14,072)	$(169,262)	$537,803	$906	$538,709
Total comprehensive income (loss)			14,904	(52,945)	—	(38,041)	15	(38,026)
Purchase of non-controlling interest	—	(69)	—	—	—	(69)	(379)	(448)
Common stock issued in connection with Stock Incentive Plans	1	4,043	—	—	—	4,044	—	4,044
BALANCES at March 31, 2015	$330	$236,806	$502,880	$(67,017)	$(169,262)	$503,737	$542	$504,279

BALANCES at September 30, 2015	$331	$239,333	$529,234	$(57,517)	$(169,262)	$542,119	$490	$542,609
Total comprehensive income (loss)	—	—	7,076	5,431	—	12,507	(61)	12,446
Common stock issued in connection with Stock Incentive Plans	4	13,541	—	—	—	13,545	—	13,545
Purchases of treasury stock	—	—	—	—	(8,002)	(8,002)	—	(8,002)
BALANCES at March 31, 2016	$335	$252,874	$536,310	$(52,086)	$(177,264)	$560,169	$429	$560,598

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months Ended March 31, 2016 and 2015
(dollars in thousands)

	Six Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,015	$14,919
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	7,657	8,390
Stock-based compensation expenses	2,169	2,198
Other adjustments	1,224	(3,531)
Change in operating assets and liabilities:
Accounts receivable, trade	6,780	11,854
Inventories	(5,152)	(7,939)
Accounts payable	(5,205)	1,207
Changes in other operating assets and liabilities	(12,974)	3,077
Net cash provided by operating activities	1,514	30,175
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	84	461
Additions to property and equipment	(8,181)	(23,076)
Purchases of short-term investments	(5,983)	(114)
Sales of short-term and long-term investments	5,672	12,658
Net cash used in investing activities	(8,408)	(10,071)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	10,568	26,408
Repayments to banks	(13,337)	(15,183)
Purchase of non-controlling interests	—	(413)
Purchases of treasury stock	(8,002)	—
Issuance of common stock	10,990	1,573
Net cash provided by financing activities	219	12,385
Effect of foreign currency translation on cash	1,686	(14,910)

Net increase in cash and cash equivalents	(4,989)	17,579
Cash and cash equivalents at beginning of period	169,729	128,537
Cash and cash equivalents at end of period	$164,740	$146,116

Cash paid for interest	$190	$151
Cash paid for taxes	$10,440	$8,211

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(dollars in thousands)

1.	Basis of Presentation

The accompanying unaudited, condensed and consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Results for interim periods should not be considered indicative of results for a full year. The September 30, 2015, condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2015, as filed with the Securities and Exchange Commission on November 30, 2015 (10-K) and January 28, 2016 (10-K/A).

On March 16, 2016, the Company entered into a Merger Agreement with Coherent, Inc. ("Coherent") and Rembrandt Merger Sub Corp., a wholly-owned subsidiary of Coherent ("Merger Sub") providing for, subject to the terms and conditions of the Merger Agreement, the acquisition of the Company by Coherent at a price of $32.50 per share, without interest (the "Merger Consideration"), through the Merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Coherent.

The obligations of the parties to complete the Merger are subject to customary closing conditions, including (i) the approval of the Merger Agreement by the Company's stockholders, (ii) the receipt of certain regulatory approvals, including the expiration or early termination of any regulatory waiting periods, and certain foreign antitrust approvals, and (iii) other customary closing conditions.  The Merger Agreement also contains customary covenants, including covenants requiring both the Company and Coherent to use their reasonable best efforts to cause the Merger to be consummated and covenants requiring the Company, subject to certain exceptions, to operate our business in the ordinary course pending consummation of the Merger. The Merger Agreement likewise places certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategy and attain our financial objectives.

Under certain circumstances, if the Merger Agreement is terminated and the Merger is not completed, we may be required to pay Coherent a termination fee of $25.5 million, which would have a material adverse effect on our results of operations. In addition, in general, the Company is entitled to receive a reverse termination fee of $65 million from Coherent if the Merger Agreement is terminated because Coherent is unable to obtain regulatory approval for the Merger and in certain other circumstances, including where Coherent is unable to consummate the debt financing necessary to pay a portion of the Merger Consideration.

These provisions are described in more detail in the Merger Agreement, which has been filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on March 22, 2016.  The foregoing description of certain aspects to the Merger Agreement does not purport to be complete, and is qualified in its entirety to the Merger Agreement filed with the SEC, as noted above.

Assuming timely satisfaction of necessary closing conditions and the timely completion of Coherent’s financing for the Merger, we anticipate that the Merger will be consummated in the last calendar quarter of 2016.

We have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger, various of which we must pay regardless of whether the Merger is completed.

2.	New Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 provides guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard was initially released as effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The new guidelines can be implemented using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and has not yet determined the method by which it will adopt the standard, to the extent the Merger is not consummated as expected.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This standard amends existing guidance to require the presentation of debt issuance cost in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not believe the pronouncement will have a material impact on the Company’s financial statements and will implement the pronouncement in fiscal year 2017, to the extent the Merger is not consummated as expected..

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". The new guidance does not apply to inventory that is measured using last-in, first-out or the retail inventory method. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost and requires that inventory should be measured at the lower of cost and net realizable value. These amendments are effective for fiscal years beginning after December 15, 2016 (fiscal year 2018 for the Company). The Company is currently evaluating the impact of the new guidance on its consolidated financial statements, to the extent the Merger is not consummated as expected.

On November 20, 2015, the FAB issued ASU 2015-17, "Balance Sheet Classification of Deferred Assets". The new guidance will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This amendment is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is allowed and entities are permitted to apply the amendments either prospectively or retrospectively. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements, to the extent the Merger is not consummated as expected.

In January 2016, the FASB issued ASU No. 2016-1, Recognition and Measurement of Financial Assets and Liabilities.  ASU No. 2016-1 requires equity investments, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income.  Companies may elect to measure equity instruments that do not have readily determinable fair values at cost, less impairment (if any), plus or minus changes resulting from observable price changes.  If a company has elected to measure a liability at fair value, any changes in fair value resulting from instrument specific credit risk are required to be recorded through other comprehensive income.  Companies are also required to separately present financial assets and financial liabilities, by measurement category and form of financial asset, on the balance sheet or in the notes to the financial statements.  ASU No. 2016-1 will be effective for fiscal years and interim periods beginning after December 15, 2017 and is required to be applied prospectively with a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  Early adoption is not permitted, except for recognition of changes in fair value of a liability resulting from a change in instrument specific credit risk through other comprehensive income.

In February 2016, the FASB issued ASU No. 2016-2, "Leases".  ASU No. 2016-2 requires lessees to record the assets and liabilities arising from all leases in the statement of financial position.  Under ASU 2016-2, lessees will recognize a liability for lease payments and a right-of-use asset.  When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised.  For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities.  ASU 2016-2 retains the distinction between finance leases and operating leases and the classification criteria remains similar.  For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right of use asset.  In addition, repayments of principal will be presented within financing activities and interest payments will be presented within operating activities in the statement of cash flows.  For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows.  ASU No. 2016-2 will be effective for fiscal years and interim periods beginning after December 15, 2018 and is required to be applied using a modified retrospective approach.  Early adoption is permitted but has not been elected.  The Company is currently evaluating the expected impact of ASU No. 2016-2 on its financial position and results of operations, to the extent the Merger is not consummated as expected.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are classified on the valuation technique level in the table below:

March 31, 2016	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$164,740	$164,740	$—	$—
Short-term investments	5,846	5,846	—	—
Derivatives	(108)	—	(108)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$171,028	$170,586	$442	$—

September 30, 2015	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$169,729	$169,729	$—	$—
Short-term investments	5,833	5,833	—	—
Derivatives	(51)	—	(51)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$176,061	$175,562	$499	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	March 31, 2016	September 30, 2015
Finished goods	$30,609	$29,720
Work in progress	41,886	38,602
Raw materials and supplies	70,309	67,434
Demo inventory	13,884	13,655
Service parts	31,589	31,614
Total inventories	$188,277	$181,025

Net inventory is net of provisions for excess and obsolete inventory of $29,206 and $29,109 at March 31, 2016 and September 30, 2015, respectively.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended March 31, 2016, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2015	$36,612	$12,766	$44,163	$93,541
Currency translation differences	629	47	(63)	613
Balance as of March 31, 2016	$37,241	$12,813	$44,100	$94,154

The carrying values of other intangible assets are as follows:

	March 31, 2016		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$17,169	$9,661	$16,985	$9,151
Customer base	17,709	17,093	17,220	16,451
Other	23,531	17,927	23,527	17,363
Total	$58,409	$44,681	$57,732	$42,965

Amortization expense for each of the three-month periods ended March 31, 2016 and 2015, was $1,378 and $1,535, respectively. At March 31, 2016, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2016 and the next five fiscal years based on the average exchange rates as of March 31, 2016, is as follows:

2016 (remainder)	1,300
2017	2,300
2018	1,900
2019	1,200
2020	1,000
2021	1,000

7.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	March 31, 2016	September 30, 2015
Employee compensation	$17,618	$24,314
Warranty reserves	10,418	10,913
Invoices to be received	3,989	4,343
Customer deposits	16,959	16,188
Other	20,617	16,894
Total accrued liabilities	$69,601	$72,652

8.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of March 31, 2016, the Company's gross unrecognized tax benefits totaled $0.2 million which includes less than $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The changes in warranty reserve for the three-month periods ended March 31, 2016 and 2015, are as follows:

	2016	2015
Balance at September 30,	$10,913	$10,778
Additional accruals for warranties during the period	1,933	1,710
Usage during the period	(2,536)	(1,628)
Currency translation	108	(1,123)
Balance at March 31,	$10,418	$9,737

10.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three-month periods ended March 31, 2016 and 2015, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at December 31, 2015	$(6,497)	$(59,384)	$(23)	$(65,904)
Other comprehensive income before reclassifications	—	13,723	23	13,746
Amounts reclassified from accumulated other comprehensive income	72	—	—	72
Balance at March 31, 2016	$(6,425)	$(45,661)	$—	$(52,086)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at December 31, 2014	$(6,216)	$(21,882)	$(58)	$(28,156)
Other comprehensive income (loss) before reclassifications	—	(38,898)	2	(38,896)
Amounts reclassified from accumulated other comprehensive income	35	—	—	35
Balance at March 31, 2015	$(6,181)	$(60,780)	$(56)	$(67,017)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the six-month periods ended March 31, 2016 and 2015, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2015	$(6,597)	$(50,896)	$(24)	$(57,517)
Other comprehensive income before reclassifications	—	5,235	24	5,259
Amounts reclassified from accumulated other comprehensive income	172	—	—	172
Balance at March 31, 2016	$(6,425)	$(45,661)	$—	$(52,086)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2014	$(6,251)	$(7,759)	$(62)	$(14,072)
Other comprehensive income (loss) before reclassifications	—	(53,021)	6	(53,015)
Amounts reclassified from accumulated other comprehensive income	70	—	—	70
Balance at March 31, 2015	$(6,181)	$(60,780)	$(56)	$(67,017)

The reclassifications out of Accumulated Other Comprehensive Income for the three and six-month periods ended March 31, 2016 and 2015, are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Unamortized loss on defined benefit pension plans
Amortization	$114	$55	$229	$110
Tax effects	(42)	(20)	(57)	(40)
Total reclassification for the period	$72	$35	$172	$70

11.	Stock Incentive Plans

The Company maintains a 2007 Incentive Stock Plan and a 2015 Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of these plans continues through 2017 and 2025, respectively. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2015 or through the first six months of fiscal year 2016 under either plan. Non-qualified stock options were granted to officers and other key employees in the first quarter of fiscal year 2016 and 2015 under the 2007 Incentive Stock Plan. Options granted to officers and other key employees generally vest over five years and will expire not later than 10 years after the date on which they are granted. During the six-month periods ended March 31, 2016 and 2015, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant.

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

The balance of outstanding stock options and all options activity for the six months ended March 31, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2015	3,338,100	$27	2/5	4.63 years
Granted	321,500	$29	5/8
Exercised	(425,800)	$25	3/4
Forfeited	(185,600)	$26	1/8
Outstanding at March 31, 2016	3,048,200	$27	9/10	5.34 years	$16.23

Exercisable at March 31, 2016	2,066,100	$28	7/10	3.91 years	$10.55

As of March 31, 2016, there were $9.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.32 years.

During the three and six-month periods ended March 31, 2016 and 2015, the following activity occurred under the 2007 Incentive Stock Plan:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Total intrinsic value of stock options exercised	$690	$508	$1,601	$1,141
Cash received from stock option exercises	$2,992	$468	$10,990	$1,573

In the event the Merger is consummated, at the Effective Time of the Merger (as defined in the Merger Agreement), each then outstanding option to purchase shares of common stock that was outstanding as of the signing of the Merger Agreement, will accelerate and become vested in full as of immediately prior to the Effective Time, and such option will be canceled in exchange for the right to receive a cash payment equal to the number of shares of common stock covered by the vested portion of such option (taking into account any accelerated vesting as a result of the Merger) multiplied by the excess of the Merger Consideration over the option exercise price per share of such option. At the Effective Time, each then outstanding option to purchase Shares that was granted subsequent to the signing of the Merger Agreement, if any, will be converted at the Effective Time into an option to purchase shares of Coherent common stock, on an appropriately adjusted number of shares and exercise price equivalent pursuant to the terms of the Merger Agreement.

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Weighted number of shares for basic earnings per common share	28,328,850	28,113,807	28,329,763	28,080,589
Potential additional shares due to outstanding dilutive stock options	85,783	130,071	115,920	143,502
Weighted number of shares for diluted earnings per common share	28,414,633	28,243,878	28,445,683	28,224,091

The weighted average diluted shares outstanding for the six months ended March 31, 2016 and 2015, excludes the dilutive effect of approximately 2.6 million and 2.4 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and six-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Service cost	$218	$232	$435	$477
Interest cost	288	265	574	544
Expected return on plan assets	(165)	(175)	(330)	(350)
Amortization of prior net (gain) loss	96	(6)	192	(13)
Amortization of prior service cost	19	61	38	123
Net periodic pension cost	$456	$377	$909	$781

14.	Segment and Geographic Information

Assets, property and equipment, sales, and income before income taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	March 31, 2016	September 30, 2015
ASSETS
North America	$252,586	$258,424
Germany	445,015	433,435
Other	349,167	343,072
Intercompany eliminations	(336,049)	(328,440)
	$710,719	$706,491

	March 31, 2016	September 30, 2015
PROPERTY AND EQUIPMENT, NET
North America	$17,251	$16,128
Germany	51,260	51,124
Other	24,903	25,560
Intercompany eliminations	(189)	(239)
	$93,225	$92,573

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
NET SALES
North America	$34,024	$38,999	$71,571	$75,131
Germany	70,818	73,497	140,239	151,210
Other	52,504	62,117	106,321	123,570
Intercompany eliminations	(46,796)	(51,894)	(95,117)	(104,805)
	$110,550	$122,719	$223,014	$245,106
INTERCOMPANY SALES
North America	$1,890	$3,659	$4,289	$7,020
Germany	34,090	35,497	68,477	72,546
Other	10,816	12,738	22,351	25,239
Intercompany eliminations	(46,796)	(51,894)	(95,117)	(104,805)
	$—	$—	$—	$—
EXTERNAL SALES
North America	$32,134	$35,340	$67,282	$68,111
Germany	36,728	38,000	71,762	78,664
Other	41,688	49,379	83,970	98,331
	$110,550	$122,719	$223,014	$245,106

INCOME (LOSS) BEFORE INCOME TAX
North America	$(892)	$735	$36	$878
Germany	2,891	5,420	6,003	9,985
Other	1,618	6,429	5,435	10,756
Intercompany eliminations	(2,461)	(233)	(1,800)	(860)
	$1,156	$12,351	$9,674	$20,759

15.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of component products as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Macro applications	$45,692	$48,374	$90,959	$96,082
Marking and micro applications	45,864	55,902	93,531	113,509
Components	18,994	18,443	38,524	35,515
	$110,550	$122,719	$223,014	$245,106

16.	Treasury Stock

On November 11, 2015, the Board of Directors authorized the Company to initiate a share buyback of up to $50.0 million of the Company’s Common Stock over the next eighteen months to be made from time to time in the open market or in privately negotiated transactions at the Company’s discretion. During the second quarter ended March 31, 2016, the Company repurchased approximately 0.4 million shares of common stock, at an average price of $20.80, under the stock buyback program for a total price of $8.0 million. The Merger Agreement prohibits the Company from repurchasing shares of common stock without the prior written approval of Coherent.

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

Overview

Rofin-Sinar Technologies Inc. (herein also referred to as "RSTI", "Rofin-Sinar", "Rofin" or the "Company" or "we", "us" or "our") is a leader in the design, development, engineering, manufacturing and marketing of laser sources and laser-based system solutions for industrial material processing applications, which include primarily cutting, welding and marking a wide range of materials. Our product portfolio ranges from single laser-beam sources to highly complex systems, covering all of the key laser technologies such as solid-state, fiber, ultrashort pulse and CO2 lasers, as well as diode lasers, and the entire power spectrum, from single-digit watts up to multi-kilowatts, as well as a comprehensive spectrum of wavelengths or pulse durations. An extensive range of laser components completes the product portfolio. Lasers are a non-contact technology for material processing, which have several advantages compared to conventional manufacturing tools, that are desirable in industrial applications. Our lasers all deliver a high-quality beam at guaranteed power outputs and feature compact design, high processing speed, flexibility, low operating and maintenance costs, and easy integration into the customer's production process, thus meeting a broad range of our customers' material processing requirements.

Through our global manufacturing, distribution and service network, the Company provides a comprehensive range of laser sources and laser-based system solutions to the following principal target markets: the machine tool, automotive, semiconductor, electronics and photovoltaic industries. The Company sells directly to end-users and to original equipment manufacturers (“OEMs”) (principally in the machine tool industry) that integrate Rofin's laser sources with other system components. Many of Rofin's customers are among the largest global participants in their respective industries.

Rofin's sales approach in the laser-related business reflects the many different requirements of our customers throughout a multitude of industries, and is divided into three areas of core competence: Macro, Micro and Marking. The core of the Macro business section is high-powered laser sources, primarily used for cutting and welding as well as surface treatment applications. The Micro section concentrates on laser sources and laser-based system solutions that require less power output for micro-processing of materials. The Marking section specializes in innovative marking solutions on both organic and inorganic materials for many different industries. The activities in the components sector, which comprise diodes and diode laser components, power supplies, fibers and fiber beam deliveries as well as fiber laser components, round out the Company's business activities in the industrial laser market.

During the second quarter of fiscal years 2016 and 2015, we realized approximately 41% and 39% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 42%% and 46%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 17% and 15%, respectively, from the sale of components.

Our second quarter results were significantly affected by the announced proposed merger with Coherent. Sales were lower than expected because of delivery pushouts by customers during the last two weeks of the quarter after the transaction announcement and a shift of certain revenue recognition into the third quarter as final acceptance for some projects occurred in the third quarter, rather than in the second quarter as anticipated. Additionally, net income and EPS were also negatively affected by $4.4 million of non-recurring costs related to the proposed merger with Coherent and, to a lesser extent, the recent proxy contest, resulting in a net after tax effect of approximately $3.8 million on net income, or $0.14 per share on EPS.

Our cost-optimization strategy continues to produce positive results and we were able to achieve a gross profit margin of 35% despite lower than expected revenues.

New orders received during the second quarter of fiscal 2016 amounted to approximately $126 million. Overall order entry for the quarter decreased by 19% to $114.7 million compared to the second quarter of fiscal year 2015, and was adversely affected by de-bookings of approximately $11.5 million in anticipation of order cancellations, predominantly by Asian customers. Of the $114.7 million of overall order entry, $52.5 million were for macro applications, $41.6 million were for micro and marking applications and $20.5 million were for components. Of the quarterly order entry, North America contributed 23%, Asia contributed 24% and Europe contributed 53%. The backlog as of March 31, 2016, which mainly comprises laser products, amounted to $132.8 million, of which $58.8 million was for laser macro applications, $55.0 million was for laser marking and micro applications, and $19.0 million was for components.

The merger with Coherent, if completed, delivers significant and immediate value for our stockholders, with an acquisition price of $32.50 per share, equating to a 42% premium over the closing price on the day prior to the announcement. We expect the combined organization will create a stronger, more diversified business with accelerated innovation and enhanced scale, capable of providing meaningful opportunities in the laser space for our employees, customers and suppliers.

 At March 31, 2016, the Company had 2,157 employees compared to 2,264 employees at March 31, 2015.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's consolidated statements of operations.

	Six Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of goods sold	64.5%	64.1%
Gross profit	35.5%	35.9%
Selling, general and administrative expenses	22.0%	19.8%
Research and development expenses	8.0%	8.3%
Amortization expenses	0.6%	0.6%
Income from operations	4.8%	7.2%
Income before income taxes	4.3%	8.5%
Net income attributable to RSTI	3.2%	6.1%

Net Sales - Net sales of $110.6 million and $223.0 million represent decreases of $12.2 million and $22.1 million, or 10% and 9% for the three and six-month periods ended March 31, 2016, as compared to the corresponding periods in fiscal year 2015, and were negatively affected by pushouts and shift in revenue recognition timing resulting from missing final acceptances. The decrease for the three-month period ended March 31, 2016, resulted from a decrease of $0.7 million, or 1%, in Europe, $5.0 million, or 14%, in Asia, and $6.5 million, or 22%, in North America, compared to the corresponding period in fiscal year 2015. The decrease for the six-month period ended March 31, 2016, resulted from a decrease of $7.2 million, or 6%, in Europe, $10.0 million, or 13%, in Asia, and $4.9 million, or 9%, in North America, compared to the corresponding period in fiscal year 2015. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $10.6 million for the six-month period ended March 31, 2016.

Net sales of laser products for macro applications decreased by $2.7 million, or 6%, to $45.7 million for the three-month period ended March 31, 2016, which was mainly due to lower business with the automotive and semiconductor industries as well as some delivery pushouts as compared to the corresponding period of fiscal year 2015. Net sales of laser products for macro applications decreased by $5.1 million, or 5%, to $91.0 million for the six-month period ended March 31, 2016, which was mainly due to a lower service and spare parts business as well as a decrease in the automotive industry as compared to the corresponding period of fiscal year 2015.

Net sales of lasers for marking and micro applications decreased by $10.0 million, or 18%, to $45.9 million for the three-month period ended March 31, 2016, mainly due to a decrease in the electronics, medical device and automotive industries. Net sales of lasers for marking and micro applications decreased by $20.0 million, or 18%, to $93.5 million for the six-month period ended March 31, 2016, mainly due to a decrease in the electronics, semiconductor, automotive and medical device industries.

Revenues for the component business increased by $0.6 million, or 3%, to $19.0 million for the three-month period ended March 31, 2016, compared to the corresponding period in fiscal year 2015. Revenues for component business increased by $3.0 million, or 8%, to $38.5 million for the six-month period ended March 31, 2016, compared to the corresponding period in fiscal year 2015. The increase was mainly attributable to higher demand for fibers, laser diodes and optical components.

Gross Profit - Our gross profit of $38.7 million for the three-month period ended March 31, 2016, represents a decrease of $6.7 million, or 15%, when compared to the corresponding period of fiscal year 2015. Our gross profit of $79.1 million for the six-month period ended March 31, 2016, represents a decrease of $8.9 million, or 10%, when compared to the corresponding period of fiscal year 2015. As a percentage of sales, gross profit for the three and six-month periods ended March 31, 2016, decreased from 37.0% to 35.0% and from 35.9% to 35.5%, respectively. The decrease in the gross margin is mainly a result of unfavorable product mix and a lower business level partially offset by improvements achieved in the manufacturing costs, mainly in our high-power fiber lasers. Gross profit was unfavorably affected by $2.3 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the six-month period ended March 31, 2016.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $26.2 million and $49.2 million for the three and six-month period ended March 31, 2016, represent an increase of $1.7 million, or 7%, for the three-month period, and an increase of $0.6 million, or 1%, for the six-month period, compared to the corresponding periods of fiscal year 2015. The increase in SG&A expenses for the three-month period results from the incurrence $4.4 million of non-recurring expenses related to the proposed merger with Coherent and the recent proxy contest, and is partially offset by lower labor costs and depreciation costs. As a percentage of net sales, SG&A expenses increased from 20% to 24% and from 20% to 22%, respectively, for the three and six-month periods ended March 31, 2016, as compared to the corresponding prior year periods. The increase in SG&A expenses for the six-month period results from the incurrence of $5.1 million of non-recurring expenses related to the proposed merger with Coherent and the recent proxy contest, and is partially offset by the impact of exchange rate fluctuations amounting to $2.2 million and lower labor and facility costs, as a result of our cost efficiency programs.

Research and Development - The Company spent net $9.2 million and $17.9 million on research and development ("R&D") during the three and six-month periods ended March 31, 2016, which represents a decrease of $0.5 million, or 5%, and $2.4 million, or 12%, for the three and six-month periods ended March 31, 2016, as compared to the corresponding period in fiscal year 2015. The decrease is mainly a result of lower labor and material costs, partially offset by lower R&D grants. Gross R&D expenses for the three-month periods ended March 31, 2016 and 2015, were $9.3 million and $10.0 million, respectively, and were reduced by $0.1 million and $0.3 million, respectively, of government grants during the applicable period. Gross R&D expenses for the six-month periods ended March 31, 2016 and 2015, were $18.2 million and $20.7 million, respectively, and were reduced by $0.3 million and $0.4 million, respectively, of government grants during the applicable period. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $1.0 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the six-month period ended March 31, 2016.

Amortization Expense - Amortization expense for the three and six-month periods ended March 31, 2016, amounted to $0.7 million and $1.4 million, respectively. This represents a decrease of $0.1 million and $0.2 million for the three and six-month periods when compared to the same respective periods of fiscal year 2015.

Other (Income) Expense -  Net other expense of $1.4 million for the three-month period ended March 31, 2016, represents a decrease of $3.3 million compared to net other income of $1.9 million for the corresponding period of the prior year. Net other expense of $1.0 million for the six-month period ended March 31, 2016, represents a decrease of $4.2 million compared to net other income of $3.2 million for the corresponding period of the prior year. The increase in net foreign currency expense in the three-month and six-month period ended March 31, 2016, is due to higher net exchange losses in the current period compared to the corresponding period in fiscal year 2015.

Income Tax Expense - Income tax expense of $0.7 million and $2.7 million for the three and six-month periods ended March 31, 2016, represents an effective tax rate of 56% and 27%, compared to 29% and 28% for the corresponding periods of fiscal year 2015. The increase in the effective tax rate for the three-month period is mainly a result of non-deductible expenses related to the recently announced proposed merger transaction. The decrease in the effective tax rate for the six-month period is mainly a result of the reenactment of the legislation regarding R&D tax credits in the US, which was partially offset by the non tax deductible expenses related to the proposed merger. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.2 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, during the six-month period ended March 31, 2016.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $0.5 million and $7.1 million for the three and six-month periods ended March 31, 2016, which represents a decrease of $8.2 million, or 94%, and $7.8 million, or 53%, from the corresponding periods in fiscal year 2015. For the three-month period ended March 31, 2016, both the basic and diluted earnings per common share calculations equaled $0.02, based upon a weighted average of 28.3 million and 28.4 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.31, based upon a weighted average of 28.1 million and 28.2 million shares of common stock outstanding for the corresponding periods of fiscal year 2015.

Liquidity and Capital Resources

The Company's primary sources of liquidity at March 31, 2016, were cash and cash equivalents of $164.7 million, short-term investments of $5.8 million, short-term credit lines of $61.8 million and long-term credit lines of $19.0 million. As of March 31, 2016, $1.9 million was outstanding under the short-term lines of credit and $2.3 million was used for bank guarantees under these lines of credit, leaving $57.6 million available for borrowing under the short-term lines of credit. In addition, the Company maintained short-term credit lines specific to bank guarantees for $12.1 million, of which $4.1 million was used. As a result, at March 31, 2016, the Company had an aggregate of $65.6 million of unused and available credit under its short-term and bank guarantee lines of credit. At such date, the entire amount of our long-term lines of credit was fully drawn and $2.0 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At March 31, 2016, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $5.0 million during the six-month period ended March 31, 2016. Approximately $1.5 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income generated for the six-month period ended March 31, 2016, a decrease in trade accounts receivable and changes in non-cash transactions (depreciation and stock-based compensation expenses), partially offset by an increase of net inventories, and a decrease in accounts payable and changes in other operating assets and liabilities.

Net cash used in investing activities totaled $8.4 million for the six-month period ended March 31, 2016, and was primarily related to additions to property and equipment.

Net cash provided by financing activities totaled $0.2 million for the six-month period ended March 31, 2016, and was primarily related to the issuance of common stock from option exercises and by borrowings from banks, partially offset by the purchase of common stock under the share buyback program and by repayments to banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of March 31, 2016, $127.5 million of the total $170.6 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $43.1 million held by our US subsidiaries. As of that date, $18.2 million was owed by our non-US subsidiaries and $2.7 million was owed by our US subsidiaries from the total indebtedness amounting to $20.9 million. We expect our existing domestic cash, cash equivalents and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition, our US subsidiaries had $20.0 million in available and unused lines of credit at March 31, 2016. As a result, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, during the six-month period ended March 31, 2016, approximately 64% of our sales have been denominated in other currencies, primarily the Euro, British pound sterling, Swiss franc, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen and Indian rupee. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of shareholders’ equity had the effect of decreasing total equity by $45.7 million at March 31, 2016, as compared to $50.9 million at September 30, 2015.

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

The following table illustrates the development of the order entry and sales figures, taking into account exchange rate fluctuations. The non-GAAP presentation shows the second quarter of fiscal year 2016 figures when applying the average exchange rates of the second quarter of fiscal year 2015:

	March 31, 2016		March 31, 2015
	GAAP Actual	Non-GAAP Constant Currency	GAAP Actual
Net Sales	$110,550	$112,736	$122,719
Order Entry	$114,657	$113,991	$141,215

Between the second quarter of fiscal year 2016 and the second quarter of fiscal year 2015, the average exchange rate for the Euro weakened against the U.S. dollar by approximately 8%. The impact of exchange rate fluctuations, mainly the Euro, was to decrease quarterly net sales by $2.2 million, but to increase quarterly order entry by $0.7 million.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the six-month period ended March 31, 2016, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2015.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At March 31, 2016, the Company maintained cash, cash equivalents and short-term investments of $170.6 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At March 31, 2016, the Company had $20.9 million of fixed rate debt.

Maturities of this debt are as follows (amounts in dollars):

2016	2.6	million
2017	6.3	million
2018	2.5	million
2019	1.8	million
2020	1.8	million
2021 and thereafter	5.9	millions

A 10% change in the interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At March 31, 2016, the Company held Japanese yen forward exchange options with notional amounts of Euro 3.7 million and $0.2 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from a $0.3 million profit to a $0.5 million loss.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal matters reported in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2015, as filed with the SEC on November 30, 2015 except as follows:

On April 8, 2016, a putative class action was filed in the Circuit Court of Wayne County, Michigan against the Company, our directors, Coherent and Merger Sub. On behalf of all public stockholders, Plaintiff alleges a breach of fiduciary duty by the directors and aiding and abetting of such breaches by the Company and Coherent. Plaintiff’s claims arise out of the approval by the directors of the Merger Agreement, together with allegations that the consideration to be paid to the stockholders in the Proposed Transaction is inadequate. To date, the Company has not been served with the lawsuit. The Company believes that the claims are without merit and intends to defend the lawsuits vigorously. It is possible that additional complaints containing similar claims may be filed in the same or other courts, naming the same or additional defendants.

The Company’s By-Laws require stockholders bringing such claims to file them in Chancery Court of Delaware, absent written consent from the Company. The Company has not provided such consent with respect to the foregoing matter.

In addition, the Company’s Certificate of Incorporation and By-laws provide for indemnification of the Company’s officers and directors in this type of litigation to the extent permitted by the Delaware General Corporation Law, and the Company maintains a directors’ and officers’ liability insurance policy.

Item 1A. Risk Factors

For information regarding risk factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussion provided under "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 2015. See also "Overview" and "Forward-Looking Statements" included in this Quarterly Report on Form 10-Q. Set forth below is an additional risk factor that we have recently identified.

The proposed acquisition by Coherent may disrupt our business and, if this transaction is not completed, our stock price may decline, we will have incurred significant expenses, and we may need to pay a termination fee to Coherent in certain circumstances.

On March 16, 2016, the Company entered into a Merger Agreement with Coherent and Merger Sub providing for, subject to the terms and conditions of the Merger Agreement, the acquisition of the Company by Coherent at a price of $32.50 per share, without interest through the Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Coherent.

The obligations of the parties to complete the Merger are subject to customary closing conditions, including (i) the approval of the Merger Agreement by the Company's stockholders, (ii) the receipt of certain regulatory approvals, including the expiration or early termination of any regulatory waiting periods, and certain foreign antitrust approvals, and (iii) other customary closing conditions.  The Merger Agreement also contains customary covenants, including covenants requiring both the Company and Coherent to use their reasonable best efforts to cause the Merger to be consummated and covenants requiring the Company, subject to certain exceptions, to operate our business in the ordinary course pending consummation of the Merger. The Merger Agreement likewise places certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategy and attain our financial objectives.

Under certain circumstances, if the Merger Agreement is terminated and the Merger is not completed, we may be required to pay Coherent a termination fee of $25.5 million, which would have a material adverse effect on our results of operations. In addition, in general, the Company is entitled to receive a reverse termination fee of $65 million from Coherent if the Merger Agreement is terminated because Coherent is unable to obtain regulatory approval for the Merger and in certain other circumstances, including where Coherent is unable to consummate the debt financing necessary to pay a portion of the Merger Consideration. It is possible that the agreed upon reverse termination fee may not adequately compensate the Company for damages it sustains resulting from or related to the failure of the Merger to be consummated. There is no assurance that all of the conditions set forth in the Merger Agreement will be satisfied or waived to the extent permitted by applicable law or that the Merger will occur when or as expected.  If the Merger is not completed, the share price of our common stock could decline, for reasons including the loss of the premium over the pre-announcement market price of our common stock that was to be paid upon consummation of the Merger.

In addition, we have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger, various of which we must pay regardless of whether the Merger is completed.

Furthermore, the Merger, whether or not consummated, may result in a loss of key personnel of the Company and may disrupt our sales and marketing or other key business activities, including our relationships with customers, suppliers and other third parties, which may have an adverse impact on our financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2015, the Board of Directors authorized the Company to initiate a share buyback of up to $50.0 million of the Company’s Common Stock over the next eighteen months, to be made from time to time in the open market or in privately negotiated transactions at the Company’s discretion. During the second quarter, the Company repurchased shares of common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly-Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (Millions)
February 9, 2016 through February 22, 2016	384,700	$20.80	384,700	$42.0

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

Date: May 9, 2016	Rofin-Sinar Technologies Inc.
(Registrant)

/s/ Thomas Merk
Thomas Merk
President, Chief Executive Officer,
(Principal Executive Officer)

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer
(Principal Financial and Accounting Officer)