Form 10-Q
period 2016-06-30
ROFIN SINAR TECHNOLOGIES INC
filed 2016-08-09
CIK 1019361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

28,414,403 shares of the registrant's common stock, par value $0.01 per share, were outstanding as of August 8, 2016.

ROFIN-SINAR TECHNOLOGIES INC.

PART I.  ITEM 1.  FINANCIAL INFORMATION

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents (Note 4)	$177,650	$169,729
Short-term investments (Note 4)	109	5,833
Accounts receivable, net of allowance for doubtful accounts $3,326 and $3,279, respectively	93,642	96,093
Inventories, net (Note 5)	190,310	181,025
Other current assets and prepaid expenses	38,633	35,896
Total current assets	500,344	488,576
Property and equipment, net	94,051	92,573
Goodwill (Note 6)	92,497	93,541
Other intangibles, net (Note 6)	13,012	14,767
Other assets	17,671	17,034
Total assets	$717,575	$706,491
LIABILITIES AND EQUITY
Current liabilities:
Lines of credit and short-term borrowings	$7,047	$5,226
Accounts payable, trade	19,993	23,443
Accounts payable to related party	283	299
Income tax payable	3,544	7,998
Accrued liabilities (Note 7)	68,537	72,652
Total current liabilities	99,404	109,618
Long-term debt	13,187	18,085
Pension obligations	25,983	25,439
Other long-term liabilities	13,181	10,740
Total liabilities	151,755	163,882
Commitments and contingencies
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 33,670,987 shares issued at June 30, 2016, and 33,053,687 shares issued at September 30, 2015	337	331
Additional paid-in capital	257,975	239,333
Retained earnings	547,845	529,234
Accumulated other comprehensive income (Note 10)	(63,466)	(57,517)
Treasury stock, at cost, 5,256,584 shares at June 30, 2016, and 4,871,884 shares at September 30, 2015	(177,264)	(169,262)
Total Rofin-Sinar Technologies Inc. stockholders’ equity	565,427	542,119
Non-controlling interest in subsidiaries	393	490
Total equity	565,820	542,609
Total liabilities and equity	$717,575	$706,491

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
Periods Ended June 30, 2016 and 2015
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	$125,940	$132,547	$348,954	$377,653
Cost of goods sold	76,376	80,282	220,301	237,364
Gross profit	49,564	52,265	128,653	140,289

Selling, general and administrative expenses	24,071	24,657	73,227	73,246
Research and development expenses	9,294	9,896	27,187	30,222
Amortization expense	642	739	2,020	2,274
Income from operations	15,557	16,973	26,219	34,547

Other (income) expense
Interest income	(130)	(82)	(316)	(282)
Interest expense	79	100	270	276
Foreign currency (income) expense	(439)	1,235	570	(2,044)
Other (income) expense	(287)	(266)	(313)	(148)
Income before income tax	16,334	15,986	26,008	36,745
Income tax expense	4,835	4,437	7,494	10,278
Net income	11,499	11,549	18,514	26,467
Less: Net income (loss) attributable to the non-controlling interest	(36)	(9)	(97)	5
Net income attributable to RSTI	$11,535	$11,558	$18,611	$26,462

Net income attributable to RSTI per share:
Per share of common stock basic	$0.41	$0.41	$0.66	$0.94
Per share of common stock diluted	$0.40	$0.41	$0.65	$0.94

Weighted-average shares used in computing earnings per share (Note 12)
Basic	28,348,799	28,167,456	28,335,589	28,109,651
Diluted	28,627,365	28,323,341	28,486,671	28,263,315

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
Periods Ended June 30, 2016 and 2015
(dollars in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$11,499	$11,549	$18,514	$26,467
Other comprehensive income (loss):
Fair value of interest rate swap agreements, net of tax expense of $0, $1, $7 and $3	—	2	24	8
Foreign currency translation adjustments	(11,410)	14,668	(6,175)	(38,353)
Defined benefit pension plans, net of tax of $85, $21, $142 and $61	30	34	202	104
Other comprehensive income (loss), net of tax	$(11,380)	$14,704	$(5,949)	$(38,241)
Total comprehensive income (loss)	$119	$26,253	$12,565	$(11,774)
Less: Total comprehensive income (loss) attributable to the non-controlling interest	(36)	(9)	(97)	5
Total comprehensive income (loss) attributable to RSTI	$155	$26,262	$12,662	$(11,779)

See accompanying notes to condensed consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine Months Ended June 30, 2016 and 2015
(dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Rofin-Sinar Technologies Stockholders’ Equity	Non-Controlling Interest in Subsidiaries	Total Equity
BALANCES at September 30, 2014	$329	$232,832	$487,976	$(14,072)	$(169,262)	$537,803	$906	$538,709
Total comprehensive income (loss)			26,462	(38,241)	—	(11,779)	5	(11,774)
Purchase of non-controlling interest	—	(69)	—	—	—	(69)	(379)	(448)
Common stock issued in connection with Stock Incentive Plans	2	5,526	—	—	—	5,528	—	5,528
BALANCES at June 30, 2015	$331	$238,289	$514,438	$(52,313)	$(169,262)	$531,483	$532	$532,015

BALANCES at September 30, 2015	$331	$239,333	$529,234	$(57,517)	$(169,262)	$542,119	$490	$542,609
Total comprehensive income (loss)	—	—	18,611	(5,949)	—	12,662	(97)	12,565
Common stock issued in connection with Stock Incentive Plans	6	18,642	—	—	—	18,648	—	18,648
Purchases of treasury stock	—	—	—	—	(8,002)	(8,002)	—	(8,002)
BALANCES at June 30, 2016	$337	$257,975	$547,845	$(63,466)	$(177,264)	$565,427	$393	$565,820

See accompanying notes to consolidated financial statements

Rofin-Sinar Technologies Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months Ended June 30, 2016 and 2015
(dollars in thousands)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,514	$26,467
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	11,530	12,273
Stock-based compensation expense	3,070	3,182
Other adjustments	3,426	(5,220)
Change in operating assets and liabilities:
Accounts receivable, trade	789	14,462
Inventories	(11,694)	(8,888)
Accounts payable	(3,079)	2,798
Changes in other operating assets and liabilities	(6,949)	12,714
Net cash provided by operating activities	15,607	57,788
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of property and equipment	105	629
Additions to property and equipment	(14,568)	(28,929)
Purchases of short-term investments	(5,924)	(8,473)
Sales of short-term and long-term investments	11,435	12,643
Net cash used in investing activities	(8,952)	(24,130)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from banks	16,309	29,760
Repayments to banks	(19,489)	(18,729)
Payment of contingent acquisition-related obligations	(1,093)	(800)
Purchase of non-controlling interests	—	(413)
Purchases of treasury stock	(8,002)	—
Issuance of common stock	15,192	2,071
Net cash provided by financing activities	2,917	11,889
Effect of foreign currency translation on cash	(1,651)	(10,228)

Net increase in cash and cash equivalents	7,921	35,319
Cash and cash equivalents at beginning of period	169,729	128,537
Cash and cash equivalents at end of period	$177,650	$163,856

Cash paid for interest	$230	$165
Cash paid for taxes	$11,464	$9,387

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

On March 16, 2016, the Company entered into a Merger Agreement with Coherent, Inc. ("Coherent") and Rembrandt Merger Sub Corp., a wholly-owned subsidiary of Coherent ("Merger Sub"), providing for, subject to the terms and conditions of the Merger Agreement, the acquisition of the Company by Coherent at a price of $32.50 per share, without interest (the "Merger Consideration"), through the Merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Coherent.

The obligations of the parties to complete the Merger are subject to customary closing conditions, including (i) the approval of the Merger Agreement by the Company's stockholders, (ii) the receipt of certain regulatory approvals, including the expiration or early termination of any regulatory waiting periods, and certain foreign antitrust approvals, and (iii) other customary closing conditions. On April 28, 2016, the Company and Coherent received notice from the U.S. Federal Trade Commission that it had granted early termination, effective immediately, of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for Coherent's pending acquisition of the Company. In addition, on June 29, 2016, at a Special Meeting of Stockholders, the Merger Agreement was approved by the Company's stockholders.

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

We have incurred, and will continue to incur, substantial financial advisory, legal, and other professional fees and expenses in connection with the Merger, various of which we must pay regardless of whether the Merger is completed.

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

In August 2014, the FASB issued No. ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern". ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or are available to be issued). The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016 (fiscal year 2018 for the Company). Early application is permitted. The Company does not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. This standard amends existing guidance to require the presentation of debt issuance cost in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not believe the pronouncement will have a material impact on the Company’s financial statements and will implement the pronouncement in fiscal year 2017, to the extent the Merger is not consummated as expected.

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory". The new guidance does not apply to inventory that is measured using last-in, first-out or the retail inventory method. The guidance applies to all other inventory, which includes inventory that is measured using first-in, first-out or average cost and requires that inventory should be measured at the lower of cost and net realizable value. These amendments are effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements, and will implement the guidance in fiscal year 2018, to the extent the Merger is not consummated as expected.

On November 20, 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Assets". The new guidance will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This amendment is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is allowed and entities are permitted to apply the amendments either prospectively or retrospectively. The Company will adopt the guidance in fiscal year 2018, to the extent the Merger is not consummated as expected.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities.  ASU No. 2016-01 requires equity investments, except those accounted for under the equity method of accounting, to be measured at fair value with changes in fair value recognized in net income.  Companies may elect to measure equity instruments that do not have readily determinable fair values at cost, less impairment (if any), plus or minus changes resulting from observable price changes.  If a company has elected to measure a liability at fair value, any changes in fair value resulting from instrument specific credit risk are required to be recorded through other comprehensive income.  Companies are also required to separately present financial assets and financial liabilities, by measurement category and form of financial asset, on the balance sheet or in the notes to the financial statements.  ASU No. 2016-01 will be effective for fiscal years and interim periods beginning after December 15, 2017 (fiscal year 2019 for the Company) and is required to be applied prospectively with a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  Early adoption is not permitted, except for recognition of changes in fair value of a liability resulting from a change in instrument specific credit risk through other comprehensive income.

In February 2016, the FASB issued ASU No. 2016-02, "Leases".  ASU No. 2016-02 requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised.  For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. ASU 2016-02 retains the distinction between finance leases and operating leases and the classification criteria remains similar. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right of use asset. In addition, repayments of principal will be presented within financing activities and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. ASU No. 2016-02 will be effective for fiscal years and interim periods beginning after December 15, 2018 and is required to be applied using a modified retrospective approach. Early adoption is permitted but has not been elected. The Company has not yet evaluated the expected impact of ASU No. 2016-02 on its financial position and results of operations and will adopt the guidance in fiscal year 2020, to the extent the Merger is not consummated as expected.

Other accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.	Acquisitions and Formations of New Entities

The Company uses the acquisition method of accounting for its acquisitions with the respective results of operations included in the consolidated results from the date of acquisition

•
Effective June 12, 2014, the Company acquired the remaining 5% of the common stock of DILAS Diodenlaser GmbH through its wholly-owned subsidiary ROFIN-SINAR Technologies Europe S.L. The Company currently owns 100% of the outstanding share capital of DILAS Diodenlaser GmbH.

•
Effective December 23, 2014, the Company acquired an additional 8.8% of the common stock of Nanjing Eastern Laser Co., Ltd. The Company currently owns 88.8% of the outstanding share capital of Nanjing Eastern Laser Co., Ltd.

The Company also completed the following acquisition of certain assets.

•
On April 10, 2014, the Company completed the acquisition of certain assets of FiLaser USA LLC ("FiLaser") and subsidiaries. The transaction contained all intellectual property including know-how, patents and patent applications of FiLaser. FiLaser has developed advanced laser process technology used for precision cutting and drilling of brittle material including glass, sapphire and semiconductor substrates. The Company still has approximately 4% of the purchase price as security for various claims. In addition, the purchase agreement also provides for potential future earn-out payments from revenues generated from certain of these intangible assets.

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

•	Level 3 - Unobservable inputs reflecting management's own assumptions about the inputs used in pricing the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are detailed in the table below:

June 30, 2016	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$177,650	$177,650	$—	$—
Short-term investments	109	109	—	—
Derivatives	(525)	—	(525)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$177,784	$177,759	$25	$—

September 30, 2015	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$169,729	$169,729	$—	$—
Short-term investments	5,833	5,833	—	—
Derivatives	(51)	—	(51)	—
Other long-term assets	550	—	550	—
Total assets and liabilities at fair value	$176,061	$175,562	$499	$—

5.	Inventories

Inventories are stated at the lower of cost or market, after provisions for excess and obsolete inventory salable at prices below cost.

Costs are determined using the first in, first out and weighted-average cost methods and are summarized as follows:

	June 30, 2016	September 30, 2015
Finished goods	$33,914	$29,720
Work in progress	43,845	38,602
Raw materials and supplies	67,221	67,434
Demo inventory	13,328	13,655
Service parts	32,002	31,614
Total inventories	$190,310	$181,025

Net inventory is net of provisions for excess and obsolete inventory of $28,673 and $29,109 at June 30, 2016, and September 30, 2015, respectively.

6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended June 30, 2016, are as follows:

	Germany	United States	Rest of World	Total
Balance as of September 30, 2015	$36,612	$12,766	$44,163	$93,541
Currency translation differences	(251)	(19)	(774)	(1,044)
Balance as of June 30, 2016	$36,361	$12,747	$43,389	$92,497

The carrying values of other intangible assets are as follows:

	June 30, 2016		September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents	$16,940	$9,703	$16,985	$9,151
Customer base	17,463	16,953	17,220	16,451
Other	23,347	18,082	23,527	17,363
Total	$57,750	$44,738	$57,732	$42,965

Amortization expense for each of the nine-month periods ended June 30, 2016 and 2015, was $2,020 and $2,274, respectively. At June 30, 2016, estimated amortization expense of existing intangible assets for the remainder of fiscal year 2016 and the next five fiscal years based on the average exchange rates as of June 30, 2016, is as follows:

2016 (remainder)	600
2017	2,300
2018	1,900
2019	1,200
2020	1,000
2021	1,000

7.	Accrued Liabilities

Accrued liabilities are comprised of the following:

	June 30, 2016	September 30, 2015
Employee compensation	$20,014	$24,314
Warranty reserves	10,397	10,913
Invoices to be received	3,730	4,343
Customer deposits	18,954	16,188
Other	15,442	16,894
Total accrued liabilities	$68,537	$72,652

8.	Income Taxes

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as interest expense and selling, general and administrative expense, respectively. The Company has classified unrecognized tax benefits as non-current because payment is not anticipated within one year of the balance sheet date.

As of June 30, 2016, the Company's gross unrecognized tax benefits totaled $0.2 million which includes less than $0.1 million of interest and penalties. The Company estimates that the unrecognized tax benefits will not change significantly within the next year.

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

The changes in warranty reserve for the nine-month periods ended June 30, 2016 and 2015, are as follows:

	2016	2015
Balance at September 30,	$10,913	$10,778
Additional accruals for warranties during the period	2,051	1,880
Usage during the period	(2,448)	(1,746)
Currency translation	(119)	(802)
Balance at June 30,	$10,397	$10,110

10.	Accumulated Other Comprehensive Income (Loss)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the three-month periods ended June 30, 2016 and 2015, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at March 31, 2016	$(6,425)	$(45,661)	$—	$(52,086)
Other comprehensive income (loss) before reclassifications	—	(11,410)	—	(11,410)
Amounts reclassified from accumulated other comprehensive income	30	—	—	30
Balance at June 30, 2016	$(6,395)	$(57,071)	$—	$(63,466)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at March 31, 2015	$(6,181)	$(60,780)	$(56)	$(67,017)
Other comprehensive income (loss) before reclassifications	—	14,668	2	14,670
Amounts reclassified from accumulated other comprehensive income	34	—	—	34
Balance at June 30, 2015	$(6,147)	$(46,112)	$(54)	$(52,313)

The changes in Accumulated Other Comprehensive Income by component, net of tax, during the nine-month periods ended June 30, 2016 and 2015, are as follows:

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2015	$(6,597)	$(50,896)	$(24)	$(57,517)
Other comprehensive income (loss) before reclassifications	—	(6,175)	24	(6,151)
Amounts reclassified from accumulated other comprehensive income	202	—	—	202
Balance at June 30, 2016	$(6,395)	$(57,071)	$—	$(63,466)

	Defined Benefit Plans	Foreign Currency Translation Adjustments	Fair Value of Interest Swap Agreements	Total
Balance at September 30, 2014	$(6,251)	$(7,759)	$(62)	$(14,072)
Other comprehensive income (loss) before reclassifications	—	(38,353)	8	(38,345)
Amounts reclassified from accumulated other comprehensive income	104	—	—	104
Balance at June 30, 2015	$(6,147)	$(46,112)	$(54)	$(52,313)

The reclassifications out of Accumulated Other Comprehensive Income for the three and nine-month periods ended June 30, 2016 and 2015, are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Unamortized loss on defined benefit pension plans
Amortization	$115	$55	$344	$165
Tax effects	(85)	(21)	(142)	(61)
Total reclassification for the period	$30	$34	$202	$104

11.	Stock Incentive Plans

The Company maintains a 2007 Incentive Stock Plan and a 2015 Incentive Stock Plan, whereby incentive and non-qualified stock options, restricted stock and performance shares may be granted to officers and other key employees to purchase a specified number of shares of common stock at a price not less than the fair market value on the date of grant. The term of these plans continues through 2017 and 2025, respectively. There were no incentive stock options, restricted stock or performance shares granted in fiscal year 2015 or through the first nine months of fiscal year 2016 under either plan. Non-qualified stock options were granted to officers and other key employees in the first quarter of each of fiscal year 2016 and 2015 under the 2007 Incentive Stock Plan. Options granted to officers and other key employees generally vest over five years and will expire not later than 10 years after the date on which they are granted. During the nine-month periods ended June 30, 2016 and 2015, outside directors each received 3,000 shares of common stock, from the 2007 Incentive Stock Plan, that were fully vested upon grant.

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

The balance of outstanding stock options and all options activity for the nine months ended June 30, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price		Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Millions)
Outstanding at September 30, 2015	3,338,100	$27	2/5	4.63 years
Granted	321,500	$29	5/8
Exercised	(602,300)	$25	5/8
Forfeited	(187,900)	$26	1/8
Outstanding at June 30, 2016	2,869,400	$28	1/10	5.20 years	$14.36

Exercisable at June 30, 2016	1,890,630	$29	[0]	3.68 years	$8.98

As of June 30, 2016, there were $8.9 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted-average period of 3.13 years.

During the three and nine-month periods ended June 30, 2016 and 2015, the following activity occurred under the 2007 Incentive Stock Plan:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Total intrinsic value of stock options exercised	$1,140	$81	$2,740	$1,221
Cash received from stock option exercises	$4,452	$498	$15,442	$2,071

In the event the Merger is consummated, at the Effective Time of the Merger (as defined in the Merger Agreement), each then outstanding option to purchase shares of common stock that was outstanding as of the signing of the Merger Agreement, will accelerate and become vested in full as of immediately prior to the Effective Time, and such option will be canceled in exchange for the right to receive a cash payment equal to the number of shares of common stock covered by the vested portion of such option (taking into account any accelerated vesting as a result of the Merger) multiplied by the excess of the Merger Consideration (as defined in the Merger Agreement) over the option exercise price per share of such option. At the Effective Time, each then outstanding option to purchase Shares that was granted subsequent to the signing of the Merger Agreement, if any, will be converted at the Effective Time into an option to purchase shares of Coherent common stock, on an appropriately adjusted number of shares and exercise price equivalent basis pursuant to the terms of the Merger Agreement.

12.	Earnings Per Common Share

The basic earnings per common share (EPS) calculation is computed by dividing net income attributable to holders of RSTI common stock by the weighted average number of shares outstanding during the period. Diluted earnings per common share reflect the potential dilution from common stock equivalents (stock options).

The calculation of the weighted average number of shares outstanding for each period is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Weighted number of shares for basic earnings per common share	28,348,799	28,167,456	28,335,589	28,109,651
Potential additional shares due to outstanding dilutive stock options	278,566	155,885	151,082	153,664
Weighted number of shares for diluted earnings per common share	28,627,365	28,323,341	28,486,671	28,263,315

The weighted average diluted shares outstanding for the nine months ended June 30, 2016 and 2015, excludes the dilutive effect of approximately 1.8 million and 2.4 million stock options, respectively, since the impact of including these options in diluted earnings per share for these periods was antidilutive.

13.	Defined Benefit Plans

Components of net periodic cost were as follows for the three and nine-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Service cost	$218	$232	$655	$709
Interest cost	288	265	864	809
Expected return on plan assets	(165)	(175)	(494)	(525)
Amortization of prior net (gain) loss	96	(6)	288	(19)
Amortization of prior service cost	19	61	56	184
Net periodic pension cost	$456	$377	$1,369	$1,158

14.	Segment and Geographic Information

Assets, property and equipment, sales, and income before income taxes, by geographic region attributable based on the geographic location of the RSTI entities are summarized below:

	June 30, 2016	September 30, 2015
ASSETS
North America	$261,957	$258,424
Germany	444,853	433,435
Other	355,550	343,072
Intercompany eliminations	(344,785)	(328,440)
	$717,575	$706,491

	June 30, 2016	September 30, 2015
PROPERTY AND EQUIPMENT, NET
North America	$17,122	$16,128
Germany	53,430	51,124
Other	23,666	25,560
Intercompany eliminations	(167)	(239)
	$94,051	$92,573

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
NET SALES
North America	$39,242	$38,294	$110,813	$113,425
Germany	80,432	80,162	220,671	231,372
Other	66,950	73,493	173,271	197,063
Intercompany eliminations	(60,684)	(59,402)	(155,801)	(164,207)
	$125,940	$132,547	$348,954	$377,653
INTERCOMPANY SALES
North America	$2,381	$4,261	$6,670	$11,281
Germany	43,972	41,548	112,449	114,094
Other	14,331	13,593	36,682	38,832
Intercompany eliminations	(60,684)	(59,402)	(155,801)	(164,207)
	$—	$—	$—	$—
EXTERNAL SALES
North America	$36,862	$34,033	$104,144	$102,144
Germany	36,460	38,614	108,222	117,278
Other	52,618	59,900	136,588	158,231
	$125,940	$132,547	$348,954	$377,653

INCOME (LOSS) BEFORE INCOME TAX
North America	$1,628	$4,326	$1,664	$5,204
Germany	5,771	5,492	11,774	15,477
Other	7,943	7,201	13,378	17,957
Intercompany eliminations	992	(1,033)	(808)	(1,893)
	$16,334	$15,986	$26,008	$36,745

15.	Enterprise-Wide Information

The Company generates revenues from the sale and servicing of laser products used for macro applications, from the sale and servicing of laser products for marking and micro applications, and from the sale of component products as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Macro applications	$50,360	$48,660	$141,319	$144,742
Marking and micro applications	51,559	64,129	145,090	177,637
Components	24,021	19,758	62,545	55,274
	$125,940	$132,547	$348,954	$377,653

16.	Treasury Stock

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "anticipate", "estimate", "plan", "continue", "position" or other words or terms of similar meaning. These forward-looking statements are based on the current plans, expectations, and assumptions of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, including by way of example those risk factors discussed under the section entitled "Risk Factors" in Item 1A of the Company's Annual Report on Form 10-K, as amended, for the year ended September 30, 2015, and this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as well as future results of operations and financial condition. In making these forward-looking statements, we claim the protection of the safe-harbor for forward-looking statements contained in the Reform Act. We do not assume any obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

During the third quarter of fiscal years 2016 and 2015, we realized approximately 40% and 37% of revenues, respectively, from the sale and servicing of laser products used for macro applications, approximately 41% and 48%, respectively, from the sale and servicing of laser products for marking and micro applications, and approximately 19% and 15%, respectively, from the sale of components.

Third quarter results were negatively impacted by non-recurring costs of $1.7 million, primarily related to the contemplated merger with Coherent, that had an after tax effect of approximately $1.3 million on net income ($0.05 per share on EPS). However, as a result of our continuing efforts to further improve our cost structure and to streamline processes, we were able to reduce operating costs and achieve gross margin of 39% of net sales.

Net sales of almost $126 million were mainly supported by robust European demand, a solid performance by our service and parts business, as well as very strong sales in our component business. Sales of components reached a record level in the quarter, with an increase in turnover of more than 20% when compared to the third quarter of the prior financial year.

Order entry for the quarter decreased slightly by 1% to $128.1 million compared to the third quarter of fiscal year 2015. The backlog as of June 30, 2016, which mainly comprises laser products, amounted to $135.0 million, of which $50.9 million was for laser macro applications, $62.6 million was for laser marking and micro applications, and $21.5 million was for components. In addition to this solid backlog and the strengthening trend in order activity in America and Asia, we anticipate a continued strong components business while we stay focused on our cost reduction measures.

At the Special Stockholders Meeting on June 29, 2016, the proposed Merger Agreement with Coherent was approved by our stockholders with more than 95% of ROFIN shares present at the Special Meeting, voting in favor of the merger. The closing of the merger, which remains subject to certain conditions including receipt of regulatory approval in Europe, is expected to occur in the fourth calendar quarter of 2016.

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

 At June 30, 2016, the Company had 2,126 employees compared to 2,235 employees at June 30, 2015.

Results of Operations

For the periods indicated, the following table sets forth the percentage of net sales represented by the respective line items in the Company's condensed consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.6%	60.6%	63.1%	62.9%
Gross profit	39.4%	39.4%	36.9%	37.1%
Selling, general and administrative expenses	19.1%	18.6%	21.0%	19.4%
Research and development expenses	7.4%	7.5%	7.8%	8.0%
Amortization expenses	0.5%	0.6%	0.6%	0.6%
Income from operations	12.4%	12.8%	7.5%	9.1%
Income before income taxes	13.0%	12.1%	7.5%	9.7%
Net income attributable to RSTI	9.2%	8.7%	5.3%	7.0%

Net Sales - Net sales of $125.9 million and $349.0 million represent decreases of $6.6 million and $28.7 million, or 5% and 8%, for the three and nine-month periods ended June 30, 2016, as compared to the corresponding periods in fiscal year 2015, mainly due to lower business with the photovoltaic industry. The decrease for the three-month period ended June 30, 2016, resulted from a decrease of $10.5 million, or 21%, in Asia, and $0.7 million, or 3%, in North America partially offset by an increase of $4.7 million, or 9%, in Europe, compared to the corresponding period in fiscal year 2015. The decrease for the nine-month period ended June 30, 2016, resulted from a decrease of $2.6 million, or 2%, in Europe, $20.5 million, or 16%, in Asia, and $5.6 million, or 7%, in North America, compared to the corresponding period in fiscal year 2015. The U.S. dollar strengthened against foreign currencies, primarily against the Euro, which had an unfavorable effect on net sales of $12.2 million for the nine-month period ended June 30, 2016.

Net sales of laser products for macro applications increased by $1.7 million, or 3%, to $50.4 million for the three-month period ended June 30, 2016, which was mainly due to higher service and spare part business as compared to the corresponding period of fiscal year 2015. Net sales of laser products for macro applications decreased by $3.4 million, or 2%, to $141.3 million for the nine-month period ended June 30, 2016, which was mainly due to a lower service and spare parts business as well as a decrease in the semiconductor industry as compared to the corresponding period of fiscal year 2015.

Net sales of laser products for marking and micro applications decreased by $12.6 million, or 20%, to $51.6 million for the three-month period ended June 30, 2016, mainly due to a decrease in the photovoltaic industry. Net sales of lasers for marking and micro applications decreased by $32.5 million, or 18%, to $145.1 million for the nine-month period ended June 30, 2016, mainly due to a decrease in the photovoltaic, electronics and semiconductor industries.

Revenues for the component business increased by $4.3 million, or 22%, to $24.0 million for the three-month period ended June 30, 2016, compared to the corresponding period in fiscal year 2015. Revenues for component business increased by $7.3 million, or 13%, to $62.5 million for the nine-month period ended June 30, 2016, compared to the corresponding period in fiscal year 2015. The increase was mainly attributable to higher demand for fibers, laser diodes and optical components.

Gross Profit - Our gross profit of $49.6 million for the three-month period ended June 30, 2016, represents a decrease of $2.7 million, or 5%, when compared to the corresponding period of fiscal year 2015. Our gross profit of $128.7 million for the nine-month period ended June 30, 2016, represents a decrease of $11.6 million, or 8%, when compared to the corresponding period of fiscal year 2015. As a percentage of sales, gross profit for the three-month period ended June 30, 2016, remained consistent at 39.4% and for the nine-month period ended June 30, 2016, gross profit decreased from 37.1% to 36.9% compared to the corresponding period of fiscal year 2015. The decrease in the gross margin is mainly a result of unfavorable product mix and a lower business level, partially offset by improvements achieved in the manufacturing costs, mainly in our high-power fiber lasers. Gross profit was unfavorably affected by $3.0 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, in the nine-month period ended June 30, 2016.

Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses of $24.1 million and $73.2 million for the three and nine-month period ended June 30, 2016, respectively, represent a decrease of $0.6 million, or 2%, for the three-month period, and remained consistent for the nine-month period, compared to the corresponding periods of fiscal year 2015. The decrease in SG&A expenses for the three-month period primarily results from lower labor costs, exhibitions costs and commissions partially offset by the incurrence of $1.7 million of non-recurring expenses related to the proposed merger with Coherent. As a percentage of net sales, SG&A expenses were consistent for the three-month period and increased from 19% to 21%, for the nine-month period ended June 30, 2016, as compared to the corresponding prior year periods. The consistent level in SG&A expenses for the nine-month period primarily reflects the incurrence of $6.8 million of non-recurring expenses related to the proposed merger with Coherent and the proxy contest initiated by Silver Arrow Capital Holding Ltd. and its affiliates, offset by lower labor and facility costs, as a result of our cost efficiency programs, and the impact of exchange rate fluctuations amounting to $2.3 million.

Research and Development - The Company spent net $9.3 million and $27.2 million on research and development ("R&D") during the three and nine-month periods ended June 30, 2016, respectively, which represents a decrease of $0.6 million, or 6%, and $3.0 million, or 10%, for the three and nine-month periods ended June 30, 2016, as compared to the corresponding period in fiscal year 2015. The decrease is mainly a result of lower labor and material costs. Gross R&D expenses for the three-month periods ended June 30, 2016 and 2015, were $9.5 million and $10.0 million, respectively, and were reduced by $0.2 million and $0.1 million, respectively, of government grants during the applicable period. Gross R&D expenses for the nine-month periods ended June 30, 2016 and 2015, were $27.7 million and $30.7 million, respectively, with both periods reduced by $0.5 million due to government grants. R&D, a significant portion of which is conducted in Europe, and therefore incurred in foreign currencies, was favorably affected by $1.1 million due to the strengthening of the U.S. dollar against foreign currencies, primarily the Euro, for the nine-month period ended June 30, 2016.

Amortization Expense - Amortization expense for the three and nine-month periods ended June 30, 2016, amounted to $0.6 million and $2.0 million, respectively. This represents a decrease of $0.1 million and $0.3 million for the three and nine-month periods when compared to the same respective periods of fiscal year 2015.

Other (Income) Expense -  Net other income of $0.8 million for the three-month period ended June 30, 2016, represents an increase of $1.8 million compared to net other expense of $1.0 million for the corresponding period of the prior year. Net other expense of $0.2 million for the nine-month period ended June 30, 2016, represents a decrease of $2.4 million compared to net other income of $2.2 million for the corresponding period of the prior year. The increase in net foreign currency gains in the three-month period ended June 30, 2016, is due to higher net exchange gains in the current period compared to the corresponding period in fiscal year 2015. The increase in net foreign currency expense in the nine-month period ended June 30, 2016, is due to higher net exchange losses in the current period compared to the corresponding period in fiscal year 2015.

Income Tax Expense - Income tax expense of $4.8 million and $7.5 million for the three and nine-month periods ended June 30, 2016, respectively, represents an effective tax rate of 30% and 29%, compared to 28% and 28% for the corresponding periods of fiscal year 2015, respectively. The increase in the effective tax rate for the three-month period is mainly a result of non-deductible expenses related to the proposed merger with Coherent. Income tax expense, a significant portion of which is incurred in foreign currencies, was favorably affected by $0.3 million due to the strengthening of the U.S. dollar against foreign currencies, primarily against the Euro, during the nine-month period ended June 30, 2016.

Net Income Attributable to RSTI - As a result of the foregoing factors, the Company realized consolidated net income attributable to RSTI of $11.5 million and $18.6 million for the three and nine-month periods ended June 30, 2016, respectively, which remained consistent for the three-month period and represents a decrease of $7.9 million, or 30%, for the nine-month period when compared to the corresponding periods in fiscal year 2015. For the three-month period ended June 30, 2016, the basic and diluted earnings per common share calculations equaled $0.41 and $0.40, based upon a weighted average of 28.3 million and 28.6 million shares of common stock outstanding, as compared to basic and diluted earnings per common share calculation of $0.41, based upon a weighted average of 28.2 million and 28.3 million shares of common stock outstanding for the corresponding periods of fiscal year 2015.

Liquidity and Capital Resources

The Company's primary sources of liquidity at June 30, 2016, were cash and cash equivalents of $177.7 million, short-term investments of $0.1 million, short-term credit lines of $61.4 million and long-term credit lines of $18.3 million. As of June 30, 2016, $1.9 million was outstanding under the short-term lines of credit and $1.9 million was used for bank guarantees under these lines of credit, leaving $57.6 million available for borrowing under the short-term lines of credit. In addition, the Company maintains short-term credit lines specific to bank guarantees for $11.8 million, of which $4.3 million was used at June 30, 2016. As a result, at June 30, 2016, the Company had an aggregate of $65.0 million of unused and available credit under its short-term and bank guarantee lines of credit. At such date, the entire amount of our long-term lines of credit was fully drawn and $5.1 million was classified under short-term lines of credit for the current portion of the long-term debt. The Company is subject to financial covenants, which could restrict the Company from drawing money under these lines of credit. At June 30, 2016, the Company was in compliance with these covenants.

Cash and cash equivalents decreased by $7.9 million during the nine-month period ended June 30, 2016. Approximately $15.6 million in cash and cash equivalents were provided by operating activities, mainly as the result of net income generated for the nine-month period ended June 30, 2016, a decrease in trade accounts receivable and changes in non-cash transactions (depreciation and stock-based compensation expenses), partially offset by an increase of net inventories, and a decrease in accounts payable and changes in other operating assets and liabilities.

Net cash used in investing activities totaled $9.0 million for the nine-month period ended June 30, 2016, and was primarily related to additions to property and equipment, partially offset by net sales of short-term and long-term investments.

Net cash provided by financing activities totaled $2.9 million for the nine-month period ended June 30, 2016, and was primarily related to the issuance of common stock from option exercises and by borrowings from banks, partially offset by the purchase of common stock under the share buyback program, payments of contingent acquisition-related obligations and by repayments to banks.

Management believes that the Company's cash flow from operations, along with existing cash and cash equivalents and availability under the credit facilities and lines of credit, will provide adequate resources to meet both our capital requirements and operational needs on both a short-term and long-term basis.

As of June 30, 2016, $126.2 million of the total $177.8 million of our cash, cash equivalents and short-term investments, was held by our non-US subsidiaries, with the balance of $51.6 million held by our US subsidiaries. As of that date, $17.7 million was owed by our non-US subsidiaries and $2.6 million was owed by our US subsidiaries from the total indebtedness amounting to $20.2 million. We expect our existing domestic cash, cash equivalents and short-term investments, together with cash flows from operations to be sufficient to fund our domestic operating activities. In addition, our US subsidiaries had $20.0 million in available and unused lines of credit at June 30, 2016. As a result, we do not intend, nor do we foresee a need, to repatriate foreign earnings that are considered to be indefinitely reinvested, and we do not believe there are any material implications for or restrictions on the liquidity of our domestic subsidiaries as a result of having a majority of our cash, cash equivalents and short-term investments held by our foreign subsidiaries.

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

Currency Exchange Rate Fluctuations

Although we report our consolidated financial statements in U.S. dollars, during the nine-month period ended June 30, 2016, approximately 64% of our sales have been denominated in other currencies, primarily the Euro, British pound sterling, Swiss franc, Swedish krona, Singapore dollar, Taiwanese dollar, Korean won, Canadian dollar, Chinese RMB, Japanese yen and Indian rupee. Net sales, costs and related assets and liabilities of our operations are generally denominated in the functional currencies of the relevant operating units, thereby serving to reduce our exposure to exchange gains and losses.

Exchange differences upon translation from each operating unit's functional currency to U.S. dollars are accumulated as a separate component of equity. The currency translation adjustment component of stockholders’ equity had the effect of decreasing total equity by $57.1 million at June 30, 2016, as compared to $50.9 million at September 30, 2015.

Critical Accounting Policies

Our significant accounting policies are more fully described in Part 2, Item 8, Note 1 of our condensed consolidated financial statements in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2015. Certain of the accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For the nine-month period ended June 30, 2016, we did not experience any material change in market risk exposures affecting the quantitative and qualitative disclosures as presented in our Annual Report on Form 10-K, as amended, for the fiscal year ended September 30, 2015.

The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for trading purposes.

Interest Rate Sensitivity

At June 30, 2016, the Company maintained cash, cash equivalents and short-term investments of $177.8 million, mainly consisting of interest bearing securities and demand deposits with maturities mainly of less than one year. If interest rates were to increase or decrease by 10%, interest income would increase or decrease by less than $0.1 million.

At June 30, 2016, the Company had $20.2 million of fixed rate debt.

Maturities of this debt are as follows:

2016	$2.3	million
2017	$5.5	million
2018	$2.4	million
2019	$1.7	million
2020	$1.8	million
2021 and thereafter	$6.5	million

A 10% change in the interest rates of the Company's debt would result in an increase or decrease in interest expense of less than $0.1 million.

Foreign Currency Exchange Risk

The Company enters into foreign currency forward contracts and forward exchange options generally of less than one year duration to hedge a portion of its foreign currency risk on sales transactions. At June 30, 2016, the Company held Japanese yen forward exchange options with notional amounts of Euro 3.9 million and $0.1 million. Under these Japanese yen forward exchange options, the profit or loss resulting from a 10% change in currency exchange rates would vary approximately from a less than $0.1million loss to a $0.8 million loss.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal matters reported in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2015, as filed with the SEC except as follows:

On April 8, 2016, a putative class action was filed in the Circuit Court of Wayne County, Michigan against the Company, our directors, Coherent and Merger Sub. On behalf of all public stockholders, Plaintiff alleged a breach of fiduciary duty by the directors and aiding and abetting of such breaches by the Company and Coherent. Plaintiff’s claims arose out of the approval by the directors of the Merger Agreement, together with allegations that the consideration to be paid to the stockholders in the proposed transaction was inadequate. On June 4, 2016, Plaintiff moved for an order scheduling a preliminary injunction hearing and authorizing Plaintiff to conduct expedited discovery. On June 13, 2016, the court denied Plaintiff's motion and dismissed the lawsuit, finding that the Delaware Court of Chancery was the sole and exclusive forum to adjudicate the claims.

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

On March 16, 2016, the Company entered into a Merger Agreement with Coherent and Merger Sub providing for, subject to the terms and conditions of the Merger Agreement, the acquisition of the Company by Coherent at a price of $32.50 per share, without interest through the merger of Merger Sub with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Coherent.

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

Furthermore, the contemplated Merger, whether or not consummated, may result in a loss of key personnel of the Company and may disrupt our sales and marketing or other key business activities, including our relationships with customers, suppliers and other third parties, which may have an adverse impact on our financial performance.

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

Date: August 9, 2016	Rofin-Sinar Technologies Inc.
(Registrant)

/s/ Thomas Merk
Thomas Merk
President, Chief Executive Officer,
(Principal Executive Officer)

/s/ Ingrid Mittelstaedt
Ingrid Mittelstaedt
Chief Financial Officer,
Executive Vice President, Finance
and Administration, and Treasurer
(Principal Financial and Accounting Officer)